Form 10-Q
period 2016-03-31
KBS Growth & Income REIT, Inc.
filed 2016-05-12
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-207471

KBS GROWTH & INCOME REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2778257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)
______________________________________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ The registrant's registration statement on Form S-11, as amended (SEC File No. 333-207471, was declared effective April 28, 2016. This is the first periodic report required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act since that date.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2016, there were 8,289,661 outstanding shares of Class A common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
March 31, 2016
INDEX

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements	-2
		Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	-2
		Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2016 and the Period from January 27, 2015 to March 31, 2015	-3
		Consolidated Statements of Stockholders’ Equity for the Period from January 27, 2015 to December 31, 2015 and the Three Months Ended March 31, 2016 (unaudited)	-4
		Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2016 and the Period from January 27, 2015 to March 31, 2015	-5
		Condensed Notes to Consolidated Financial Statements as of March 31, 2016 (unaudited)	-6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	-29
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	-42
	Item 4.	Controls and Procedures	-42
PART II.	OTHER INFORMATION		-43
	Item 1.	Legal Proceedings	-43
	Item 1A.	Risk Factors	-43
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	-43
	Item 3.	Defaults upon Senior Securities	-45
	Item 4.	Mine Safety Disclosures	-45
	Item 5.	Other Information	-45
	Item 6.	Exhibits	-46
SIGNATURES			-48

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$10,600,000	$10,600,000
Building and improvements	8,833,424	8,833,424
Tenant origination and absorption costs	1,987,175	1,987,175
Total real estate, cost	21,420,599	21,420,599
Less accumulated depreciation and amortization	(567,522)	(340,993)
Total real estate, net	20,853,077	21,079,606
Cash and cash equivalents	46,746,054	12,892,900
Rent and other receivables	365,207	305,007
Due from affiliate	3,670	—
Prepaid expenses and other assets, net	109,422	62,100
Total assets	$68,077,430	$34,339,613
Liabilities and stockholders’ equity
Note payable, net	$16,097,216	$16,056,981
Accounts payable and accrued liabilities	330,522	232,035
Due to affiliates	1,307,194	1,434,522
Distributions payable	213,109	87,679
Below-market leases, net	107,544	113,211
Other liabilities	215,392	255,640
Total liabilities	18,270,977	18,180,068
Commitments and contingencies (Note 9)
Redeemable common stock	251,160	53,830
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized, 6,348,966 and 2,216,821 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	63,490	22,168
Additional paid-in capital	51,247,004	17,078,538
Cumulative distributions and net losses	(1,755,201)	(994,991)
Total stockholders’ equity	49,555,293	16,105,715
Total liabilities and stockholders’ equity	$68,077,430	$34,339,613
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31, 2016	For the Period from January 27, 2015 to March 31, 2015
Revenues:
Rental income	$567,726	$—
Tenant reimbursements	28,055	—
Total revenues	595,781	—
Expenses:
Operating, maintenance, and management	151,360	—
Property management fees and expenses to affiliate	7,770	—
Real estate taxes and insurance	69,411	—
Asset management fees to affiliate	20,262	—
General and administrative expenses	218,510	170
Depreciation and amortization	226,529	—
Interest expense	177,840	—
Total expenses	871,682	170
Other income:
Interest income	20,122	—
Total other income	20,122	—
Net loss	$(255,779)	$(170)
Net loss per common share, basic and diluted	$(0.07)	$—
Weighted-average number of common shares outstanding basic and diluted	3,582,937	41,413
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from January 27, 2015 to December 31, 2015
and the Three Months Ended March 31, 2016
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 27, 2015	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(776,202)	(776,202)
Issuance of common stock	2,194,161	21,941	19,083,324	—	19,105,265
Transfers to redeemable common stock	—	—	(53,830)	—	(53,830)
Stock dividends issued	2,660	27	23,867	(23,894)	—
Distributions declared	—	—	—	(194,895)	(194,895)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,085,364)	—	(1,085,364)
Other offering costs to affiliate	—	—	(1,089,259)	—	(1,089,259)
Balance, December 31, 2015	2,216,821	22,168	17,078,538	(994,991)	16,105,715
Net loss	—	—	—	(255,779)	(255,779)
Issuance of common stock	4,125,171	41,252	37,175,807	—	37,217,059
Transfers to redeemable common stock	—	—	(197,330)	—	(197,330)
Stock dividends issued	6,974	70	64,360	(64,430)	—
Distributions declared	—	—	—	(440,001)	(440,001)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(2,547,015)	—	(2,547,015)
Other offering costs	—	—	(327,356)	—	(327,356)
Balance, March 31, 2016	6,348,966	$63,490	$51,247,004	$(1,755,201)	$49,555,293
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31, 2016	For the Period from January 27, 2015 to March 31, 2015
Cash Flows from Operating Activities:
Net loss	$(255,779)	$(170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	226,529	—
Deferred rents	(55,872)	—
Amortization of below-market leases	(5,667)	—
Amortization of deferred financing costs	15,485	—
Changes in operating assets and liabilities:
Rents and other receivables	(4,328)	—
Prepaid expenses and other assets	(47,322)	—
Accounts payable and accrued liabilities	120,210	—
Due from affiliate	(3,670)	—
Due to affiliates	(148,526)	—
Other liabilities	(40,248)	—
Net cash used in operating activities	(199,188)	(170)
Cash Flows from Investing Activities:
Improvements to real estate	(21,723)	—
Net cash used in investing activities	(21,723)	—
Cash Flows from Financing Activities:
Proceeds from note payable	25,750	—
Payments of deferred financing costs	(1,000)	—
Cash distribution advance from affiliate	458,289	—
Proceeds from issuance of common stock	37,019,729	200,000
Payments of commissions on stock sales and related dealer manager fees to affiliate	(2,547,015)	—
Payments of other offering costs	(764,447)	—
Distributions paid to common stockholders	(117,241)	—
Net cash provided by financing activities	34,074,065	200,000
Net increase in cash and cash equivalents	33,853,154	199,830
Cash and cash equivalents, beginning of period	12,892,900	—
Cash and cash equivalents, end of period	$46,746,054	$199,830
Supplemental Disclosure of Cash Flow Information
Interest paid	$158,972	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$64,430	$—
Increase in cash distributions payable	$125,430	$—
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$197,330	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

1.	ORGANIZATION
KBS Growth & Income REIT, Inc. (the “Company”) was formed on January 12, 2015 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015. Substantially all of the Company’s business is conducted through KBS Growth & Income Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on January 14, 2015. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Growth & Income REIT Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on January 14, 2015, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement between the Company and the Advisor initially entered June 11, 2015, and amended at various points thereafter through March 31, 2016 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of core real estate properties and real estate-related assets. On January 27, 2015, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. On June 11, 2015, these outstanding shares of common stock were designated Class A shares of common stock. As of March 31, 2016, the Class A shares of common stock were the only class of common stock designated and unless otherwise indicated, any reference in these notes to consolidated financial statements to the Company’s common stock is to the Class A shares of common stock. See Note 3, “Stockholders’ Equity,” for a discussion of the Company’s common stock designation.
The Company has invested in an office building and intends to invest in a diverse portfolio of core real estate properties and real estate-related assets, including the acquisition of commercial properties and the acquisition and origination of real estate-related assets. Such real estate-related assets may include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies.
The Company commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended, on June 11, 2015, pursuant to which the Company offered a maximum of $105,000,000 of shares of its Class A common stock for sale to certain accredited investors (the “Private Offering”), of which $5,000,000 of Class A shares are being offered pursuant to the Company’s distribution reinvestment plan. The Company ceased offering shares in the primary portion of the Private Offering on April 27, 2016. The Company may continue to process subscriptions for the primary Private Offering dated on or prior to April 27, 2016 for up to 30 days following April 27, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Private Offering pursuant to a dealer manager agreement dated June 11, 2015 (the “Dealer Manager Agreement”). The Dealer Manager was responsible for marketing the Company’s shares in the Private Offering.
On February 4, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T (the “Primary Offering”). The Company also registered a maximum of $800,000,000 in both classes of shares of its common stock pursuant to the Company’s distribution reinvestment plan (the “DRP Offering” and, together with the Primary Offering, the “Public Offering”). The Company is offering to sell any combination of Class A and Class T shares in the Primary Offering and DRP Offering. The Company reserves the right to reallocate shares between the Primary Offering and the DRP Offering. The SEC declared the Company’s registration statement effective on April 28, 2016 and the Company retained the Dealer Manager to serve as the dealer manager of the Public Offering. The Dealer Manager will be responsible for marketing the Company’s shares in the Public Offering.
As described above, the Company intends to use substantially all of the net proceeds from the Private Offering and the Primary Offering to invest in a diverse portfolio of core real estate properties and real estate-related assets. As of March 31, 2016, the Company owned one office building.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

As of March 31, 2016, the Company had sold 6,276,970 shares of common stock for gross offering proceeds of $56.0 million in the Private Offering, including 28,789 shares of common stock under its distribution reinvestment plan for gross offering proceeds of $0.3 million.
Additionally, on August 11, 2015, two of the individuals who own and control the Company’s sponsor, Charles J. Schreiber, Jr. (who also acts as chief executive officer, the chairman of the board and a director of the Company) and Peter M. Bren (who also acts as president of the Company), purchased 21,181.2380 and 21,181.2390 shares of common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The per share purchase price reflects an 8.5% discount to the $8.90 offering price in the Private Offering in effect on the date of their purchase because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the account of three of his children, and he has disclaimed beneficial ownership of the shares. The Company issued these shares in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, and their direct and indirect wholly owned subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Revenue Recognition
Real Estate
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
The Company makes estimates of the collectibility of its tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and classifies such amounts as other income.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25 - 40 years
Building improvements	10 - 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real Estate Acquisition Valuation
The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
The Company assesses the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.
The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. The Company amortizes any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
The Company estimates the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, the Company includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
The Company amortizes the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2015 and March 31, 2016.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.
Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).
The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Redeemable Common Stock
In connection with the Private Offering, the Company adopted a share redemption program that enabled stockholders to sell their shares to the Company in limited circumstances. On March 16, 2016, the Company adopted an Amended and Restated Share Redemption Program in anticipation of the commencement of the Public Offering and related designation of Class T shares of common stock (as discussed below):
There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), the Company may not redeem shares unless the stockholder has held the shares for one year.

•
During any calendar year, the Company may redeem only the number of shares that it could purchase with the amount of net proceeds from the sale of shares under its distribution reinvestment plan during the prior calendar year. However, the Company may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to its stockholders.

•	During any calendar year, the Company may redeem no more than 5% of the weighted average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the share redemption program, and provided the redeeming stockholder has held his or her shares for at least one year, the Company expects to initially redeem shares submitted as an ordinary redemption at 95.0% of the price paid to acquire the shares from the Company. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the Company’s prospectus, as supplemented, for the Public Offering. For each class of shares designated, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend. Once the Company has established an estimated net asset value (“NAV”) per share of its common stock, it will redeem all shares submitted in connection with an ordinary redemption at 95.0% of the Company’s most recent estimated NAV per share as of the applicable redemption date.
For purposes of determining whether a redeeming stockholder has held the share submitted for redemption for at least one year, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to the distribution reinvestment plan or received as a stock dividend will be deemed to have been acquired on the same date as the initial share to which the distribution reinvestment plan shares or stock dividend shares relate.
The Company expects to establish an estimated NAV per share no later than 150 days after the second anniversary of the date on which the Company commenced the Public Offering. Once announced, the Company expects to update the estimated NAV per share in December of each year.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

In several respects the Company treats redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence differently from other redemptions:

•	there is no one-year holding requirement;

•
until the Company establishes an estimated NAV per share, the redemption price is the amount paid to acquire the shares from the Company. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the Company’s prospectus, as supplemented, for the Public Offering. For each class of shares designated, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend; and

•	once the Company has established an estimated NAV per share, the redemption price will be the estimated NAV per share as of the redemption date.
The board may amend, suspend or terminate the share redemption program upon 30 days’ notice to stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed are determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company will present the net proceeds from the current year and prior year distribution reinvestment plan, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
The Company will classify as liabilities financial instruments that represent a mandatory obligation of the Company to redeem shares. The Company’s redeemable common shares are contingently redeemable at the option of the holder. When the Company determines it has a mandatory obligation to repurchase shares under the share redemption program, it will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.
Organization and Offering Costs
Organization and offering costs of the Company (other than selling commissions, dealer manager fees and the stockholder servicing fee) may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company or may be paid directly by the Company. Offering costs include all expenses incurred in connection with the Private Offering and the Public Offering. Organization costs include all expenses incurred in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur and the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of the Company. During the Public Offering, pursuant to the second amended and restated advisory agreement entered as of April 28, 2016 and the dealer manager agreement for the Public Offering entered as of April 28, 2016, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs related to the Public Offering (excluding wholesaling compensation expenses) paid by them on behalf of the Company provided such reimbursement would not cause the total organization and offering costs borne by the Company related to the Public Offering (including selling commissions, dealer manager fees, the stockholder servicing fee and all other items of organization and offering expenses) to exceed 15% of gross offering proceeds raised in the Public Offering as of the date of reimbursement. The Company reimburses the Dealer Manager for underwriting compensation in connection with the Private Offering; however, the Company may also pay all of these costs directly as discussed in the private placement memorandum for the Private Offering. The Company also expects to reimburse the Dealer Manager for underwriting compensation in connection with the Public Offering as discussed in the prospectus for the Public Offering. The Dealer Manager has agreed to reimburse the Company to the extent that total underwriting compensation for the Primary Offering exceeds 10% of the gross offering proceeds raised in the Primary Offering, as of the termination of the Primary Offering. The Company also pays directly or reimburses, and expects to pay directly or reimburse, the Dealer Manager for due diligence expenses of broker dealers in connection with the Private Offering and the Public Offering, respectively. In addition, the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and stockholder servicing fee) borne by the Company and incurred in connection with the Primary Offering exceed 1% of gross proceeds raised in the Primary Offering as of the termination of the Primary Offering.
As of March 31, 2016, the Company had not incurred any organization and offering costs related to the Public Offering and all such costs had been funded by the Advisor or the Dealer Manager. As a result, these organization and offering costs related to the Public Offering are not recorded in the financial statements of the Company as of March 31, 2016 because such costs are only a liability of the Company to the extent organization and offering costs incurred by the Company in connection with the Public Offering do not exceed 15% of the gross proceeds raised in the Public Offering. Organization and offering costs related to the Private Offering were not a liability to the Company until the Company satisfied the minimum offering amount in the Private Offering. Because the Company broke escrow in the Private Offering on August 12, 2015, organization and offering costs related to the Private Offering are recorded in the financial statements of the Company as of March 31, 2016. Organization costs are expensed as incurred and offering costs are deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
Income Taxes
The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and intends to operate as such beginning with its taxable year ended December 31, 2015. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the period from January 27, 2015 to March 31, 2016. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented and subsequent to March 31, 2016 but before the issuance of the consolidated financial statements are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
During the three months ended March 31, 2016, the Company declared total cash distributions of $0.12328740 per share of common stock and total stock dividends of 0.00246576 shares of common stock on each outstanding share of common stock, assuming the share of common stock was outstanding each day that was a record date for cash distributions or stock dividends, respectively. The Company did not declare any cash distributions or stock dividends during the period from January 27, 2015 to March 31, 2015.
Square Footage, Occupancy and Other Measures
Square footage, number of acres, occupancy and other measures used to describe real estate investments included in these Condensed Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements, but does not expect the adoption of ASU No. 2014-09 to have a material impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

3.	STOCKHOLDERS’ EQUITY
General
Under the Second Articles of Amendment and Restatement of the Company, the total number of shares of capital stock authorized for issuance is 1,010,000,000 shares, consisting of 1,000,000,000 shares of common stock, 500,000,000 of which are classified as shares of Class A common stock, and 10,000,000 shares of preferred stock, each as defined by the Company’s Second Articles of Amendment and Restatement. On April 8, 2016, the Company classified and designated 500,000,000 shares of its common stock as shares of Class T common stock.
The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of March 31, 2016 and December 31, 2015, the Company had issued 6,348,966 shares of Class A common stock and 2,216,821 shares of Class A common stock, respectively.
The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2015 and March 31, 2016, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, as amended and restated (the “DRP”), through which common stockholders may elect to reinvest an amount equal to the cash distributions declared on their shares, excluding those distributions that the board of directors designates as ineligible for reinvestment through the DRP, in additional shares of the Company’s common stock in lieu of receiving cash distributions. Until the Company announces an estimated NAV, participants in the DRP will acquire shares of common stock at a price per share equal to 95% of the then-current offering price for shares in the primary portion of an offering (whether in the primary portion of the Private Offering, the Public Offering or a follow-on primary offering and ignoring any discounts that may be available to certain categories of purchasers) or 95% of the most recent offering price in a primary offering if there is no current offering. This DRP offering price was initially $8.455 per share of common stock and increased to $8.598 effective November 19, 2015, $8.740 effective December 3, 2015, $8.835 effective February 4, 2016 and $8.930 effective March 31, 2016, in accordance with the pricing schedule for the Private Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Upon the commencement of the Public Offering on April 28, 2016, the DRP offering price increased to $9.88 per Class A share and $9.50 per Class T share. Once the Company has announced an estimated NAV per share, which the Company expects to occur no later than 150 days after the second anniversary of the date on which the Company commences the Public Offering, participants in the DRP will acquire shares of common stock at a price equal to 95% of the estimated NAV per share of the Company’s common stock. The board of directors of the Company may amend or terminate the DRP for any reason upon 10 days’ notice to participants.

4.	REAL ESTATE
As of March 31, 2016, the Company owned one office building containing 101,161 rentable square feet, which was 100% leased. The following table provides summary information regarding the property owned by the Company as of March 31, 2016:

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$21,420,599	$(567,522)	$20,853,077
Operating Leases
The Company’s real estate property is leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2016, the leases had remaining terms, excluding options to extend, of up to 10.3 years with a weighted-average remaining term of 5.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.2 million and $0.2 million as of March 31, 2016 and December 31, 2015.
During the three months ended March 31, 2016, the Company recognized deferred rent from tenants of $0.1 million, respectively. As of March 31, 2016, the cumulative deferred rent balance was $0.3 million and is included in rents and other receivables on the accompanying balance sheets.
As of March 31, 2016, the future minimum rental income from the Company’s property under its non-cancelable operating leases was as follows:

April 1, 2016 through December 31, 2016	$1,519,173
2017	2,092,148
2018	1,866,986
2019	1,497,443
2020	1,440,502
Thereafter	3,943,938
$12,360,190

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

As of March 31, 2016, the Company had a concentration of credit risk related to LNH, Inc., a tenant in Von Karman Tech in the computer industry, which represented 40% of the Company’s annualized base rent. The tenant individually occupied 44,892 rentable square feet or approximately 44% of the total property rentable square feet at Von Karman Tech Center. Its lease expires on June 30, 2023, with two five-year extension options. As of March 31, 2016, the annualized base rent for this tenant was approximately $0.9 million or $20.05 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
No material tenant credit issues have been identified at this time.

5.	TENANT ORIGINATION AND ABSORPTION COSTS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs, and below-market lease liabilities were as follows:

	Tenant Origination and Absorption Costs		Below-Market Lease Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cost	$1,987,175	$1,987,175	$(122,143)	$(122,143)
Accumulated Amortization	(240,158)	(144,599)	14,599	8,932
Net Amount	$1,747,017	$1,842,576	$(107,544)	$(113,211)
During the three months ended March 31, 2016, the Company recorded $95,559 of amortization expense related to tenant origination and absorption costs and $5,667 related to below-market lease liabilities, respectively.

6.	NOTES PAYABLE
As of March 31, 2016, the Company’s notes payable consisted of the following:

	Book Value as of March 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of March 31, 2016 (1)	Effective Interest Rate at March 31, 2016 (1)	Payment Type	Maturity Date
Von Karman Tech Center Mortgage Loan (2)	$16,371,790	$16,346,040	One-month LIBOR + 3.50%	3.94%	(3)	09/01/2020
Note payable principal outstanding	16,371,790	16,346,040
Deferred financing costs, net	(274,574)	(289,059)
Note payable, net	$16,097,216	$16,056,981
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2016. Effective interest rate is calculated as the actual interest rate in effect at March 31, 2016 (consisting of the contractual interest rate), using interest rate indices at March 31, 2016, where applicable.
(2) Subsequent to March 31, 2016, the Company repaid $5.1 million of the Von Karman Tech Center Mortgage Loan principal balance.
(3) Monthly payments are initially interest-only; however, under certain circumstances described in the loan agreement, the Company may be required to make payments consisting of both principal and interest.
During the three months ended March 31, 2016, the Company incurred $0.2 million of interest expense. As of March 31, 2016 and December 31, 2015, $55,525 and $52,142 of interest expense was payable. Included in interest expense during the three months ended March 31, 2016 was $15,485 of amortization of deferred financing costs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

7.	FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
The fair value for certain financial instruments is derived using valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instrument for which it is practicable to estimate the fair value:
Cash and cash equivalents, restricted cash, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
Notes payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.
The following were the face value, carrying amount and fair value of the Company’s note payable as of March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$16,371,790	$16,097,216	$16,471,151	$16,346,040	$16,056,981	$16,556,729
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

8.	RELATED-PARTY TRANSACTIONS
As of March 31, 2016, the Company had entered into the Advisory Agreement with the Advisor and the Dealer Manager Agreement with the Dealer Manager with respect to the Private Offering. These agreements entitle the Advisor and/or the Dealer Manager to specified fees upon the provision of certain services with regard to the Private Offering and entitle the Advisor to specified fees upon the provision of certain services with regard to the investment of funds in real estate investments, the management of those investments, among other services, and the disposition of investments, as well as reimbursement of organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, such as expenses related to the Private Offering, and certain costs incurred by the Advisor in providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals. The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform. Upon commencement of the Public Offering on April 28, 2016, the Company entered a second amended and restated advisory agreement with the Advisor and a new dealer manager agreement with the Dealer Manager. The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”). The fees and reimbursement obligations, including the Company’s obligation to reimburse the Advisor for an advance to fund cash distributions, with respect to the agreements in place through March 31, 2016 for the Private Offering are as follows:

Form of Compensation	Amount
Selling Commissions
The Company pays the Dealer Manager up to 6.5% of gross offering proceeds in the primary offering of the Private Offering. No selling commissions are payable on shares sold under the distribution reinvestment plan. The Dealer Manager reallows 100% of selling commissions earned to participating broker-dealers.

Dealer Manager Fee
The Company pays the Dealer Manager up to 2.0% of gross offering proceeds in the primary offering of the Private Offering. The Dealer Manager may reallow to any participating broker-dealer up to 1.5% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee, based upon such factors as the projected sales volume by such participating broker-dealer and the level of assistance of such participating broker-dealer in marketing this offering; no dealer manager fee is payable on shares of common stock sold under the distribution reinvestment plan.

Organization and Other Offering Expenses
The Company reimburses the Advisor and the Dealer Manager for organization and other offering costs they incur on its behalf in connection with the Private Offering. These organization and other offering expenses include all expenses (other than selling commissions and the dealer manager fee) to be paid in connection with the Private Offering, including the Company’s legal, accounting, printing, mailing and filing fees, charges of the escrow holder and transfer agent, charges of the Advisor for administrative services related to the issuance of shares in the Private Offering, reimbursement of due diligence expenses of broker dealers, reimbursement of the Advisor for costs in connection with preparing supplemental sales materials, the cost of training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees, travel, meal and lodging costs for registered persons associated with the Dealer Manager and officers and employees of the Company’s affiliates to attend retail seminars conducted by broker-dealers. The Company does not reimburse for wholesaling compensation expenses. Also see Note 2, “Summary of Significant Accounting Policies — Organization and Offering Costs” for further discussion.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Form of Compensation	Amount
Acquisition and Origination Fees
The Company pays the Advisor 2.0% of the cost of investments acquired or originated by the Company, or the amount to be funded to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments, plus significant capital expenditures budgeted as of the date of acquisition related to the development, construction or improvement of a real estate property. Acquisition fees calculated based on capital expenditures budgeted as of the date of acquisition are paid at the time funds are disbursed pursuant to a final approved budget upon receipt of an invoice by the Company.

Acquisition and Origination Expenses
The Company reimburses the Advisor or its affiliates for customary acquisition and origination expenses (including expenses relating to potential investments that do not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of the Advisor), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communication expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of real estate properties and real estate-related investments.

Asset Management Fees
The Company pays the Advisor a monthly fee equal to one-twelfth of 1.6% of the cost of its investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus the budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to the Advisor. The cost of the Company’s real estate-related investments and any investments other than real property will be calculated as the lesser of: (x) the amount paid or allocated to acquire or fund the investment, including fees and expenses related to the acquisition or origination (but excluding acquisition or origination fees paid to the Advisor), and (y) the outstanding principal amount of such investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to the Advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

Reimbursement of Operating Expenses
The Company may reimburse the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and cybersecurity costs. The Advisor may seek reimbursement for employee costs under the Advisory Agreement. At this time, the Company anticipates it will only reimburses the Advisor for its allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, if the Advisor seeks reimbursement for additional employee costs, such costs may include the Company’s proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements if the Company becomes a public reporting company. The Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor or its affiliates receive acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Form of Compensation	Amount

The Company reimburses the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform, or the AIP Platform, with respect to certain accounts of the Company’s investors serviced through the AIP Platform.
The Company has entered, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS affiliated entities, an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.

Subordinated Participation in Net Cash Flows
After the Company’s common stockholders have received, together as a collective group, aggregate distributions (including distributions that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their gross investment amount, which is the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company multiplied by the weighted average issue price of the shares sold in the primary offering, and (ii) a 6% per year cumulative, noncompounded return on such gross investment amount, the Advisor is entitled to receive 15% of the Company’s net cash flows, whether from continuing operations, net sales proceeds, net financing proceeds, or otherwise. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred (i) in connection with a disposition of the Company’s assets, or (ii) from the prepayment, maturity, workout or other settlement of any loan or other investment. Net financing proceeds means the net cash proceeds realized from the financing of the Company’s assets or refinancing of the Company’s debt. The 6% per year cumulative, noncompounded return on gross investment amount is calculated on a daily basis. In making this calculation, gross investment amount is determined for each day during the period for which the 6% per year cumulative, noncompounded return is being calculated, including a daily adjustment to reflect shares repurchased by the Company, and gross investment amount is reduced by the following: (i) distributions from net sales proceeds, (ii) distributions paid from operating cash flow in excess of a cumulative, noncompounded, annual return of 6%, and (iii) distributions from net financing proceeds, except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 6%. Gross investment amount is only reduced as described above; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Form of Compensation	Amount
Disposition Fee
In connection with the sale of the Company’s assets, which includes the sale of a single asset or the sale of all or a portion of the Company’s assets through a portfolio sale, merger, or business combination transaction, the Company will pay the Advisor or its affiliates a percentage of the contract sales price of the assets sold (including residential or commercial mortgage-backed securities issued by a subsidiary of the Company as part of a securitization transaction). For dispositions with a contract sales price less than or equal to $1.5 billion, the disposition fee will equal 1.5% of the contract sales price. For dispositions with a contract sales price greater than $1.5 billion, the disposition fee will equal 1.5% of the first $1.5 billion of the contract sales price, plus 1.1% of the amount of the contract sales price in excess of $1.5 billion. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that (i) if the Company negotiates a discounted payoff with the borrower it will pay a disposition fee and (ii) if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property. The disposition fee is determined on a per transaction basis and is not cumulative.

Subordinated Incentive Fee
Upon a merger or listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor an incentive fee. Upon a listing this fee will equal 15% of the amount by which (i) the market value of the outstanding stock plus the total of all distributions paid by the Company to stockholders from inception until the date market value is determined (including distributions that may constitute a return of capital for federal income tax purposes and excluding any stock dividend) exceeds (ii) the sum of the stockholders’ gross investment amount, which is the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company multiplied by the weighted average issue price of the shares sold in the primary offering, and the amount of cash flow necessary to generate a 6% per year cumulative, noncompounded return on stockholders’ gross investment amount from inception of the Company through the date the market value is determined.
Upon a merger this fee will equal 15% of the amount by which (i) the merger consideration amount plus the total of all distributions paid or declared by the Company to stockholders from inception until the closing of the merger (including distributions that may constitute a return of capital for federal income tax purposes and excluding any stock dividend) exceeds (ii) the sum of the stockholders’ gross investment amount, which is the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company multiplied by the weighted average issue price of the shares sold in the primary offering, and the amount necessary to generate a 6% per year cumulative, noncompounded return on stockholders’ gross investment amount from the Company’s inception through the closing of the merger.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Form of Compensation	Amount

The 6% per year cumulative, noncompounded return on gross investment amount is calculated on a daily basis. In making this calculation, gross investment amount is determined for each day during the period for which the 6% per year cumulative, noncompounded return is being calculated, including a daily adjustment to reflect shares repurchased by the Company, and gross investment amount is reduced by the following: (i) distributions from net sales proceeds, (ii) distributions paid from operating cash flow in excess of a cumulative, noncompounded, annual return of 6%, and (iii) distributions from net financing proceeds, except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 6%. Gross investment amount is only reduced as described above; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes.

Advance from the Advisor
The Advisor has agreed to advance funds to the Company for distribution record dates through the period ending May 31, 2016. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
(i) the Company’s modified funds from operations (“MFFO”), as such term is defined by the Investment Program Association and interpreted by the Company, for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “MFFO Surplus”), and the Company will pay the Advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or
(ii) Excess proceeds from third-party financings are available (“Excess Proceeds”), provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the conflicts committee in its sole discretion.
No interest accrues on the advance made by the Advisor.
In determining whether Excess Proceeds are available to repay the advance, the Company’s conflicts committee will consider whether cash on hand could have been used to reduce the amount of third-party financing provided to us. If such cash could have been used instead of third-party financing, the third-party financing proceeds will be available to repay the advance.

The Company may terminate the Advisory Agreement on 60 days’ written notice. The Advisor in its sole discretion may defer any fee payable to it under the Advisory Agreement. All or any portion of such fee not taken may be deferred without interest and paid when the Advisor determines.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2016 and the period from January 27, 2015 to March 31, 2015 and any related amounts payable as of March 31, 2016 and December 31, 2015.

	Incurred		Payable as of
	Three Months Ended March 31, 2016	For the Period from January 27, 2015 to March 31, 2015	March 31, 2016	December 31, 2015
Expensed
Asset management fees	$20,262	$—	$—	$—
Reimbursement of operating expenses (1)	51,527	—	48,980	205,276
Property management fees (2)	7,770	—	7,770	—
Other Arrangement
Advisor advance for cash distributions (3)	458,289	—	656,786	198,497
Additional Paid-in Capital
Selling commissions	1,833,620	—	—	—
Dealer manager fees	713,395	—	—	—
Reimbursable other offering costs (4)	324,983	—	593,658	1,030,749
	$3,409,846	$—	$1,307,194	$1,434,522
_____________________
(1) Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $2,547 for the three months ended March 31, 2016, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) See “Real Estate Property Co-Management Agreement” below.
(3) See “—Advance from the Advisor” above.
(4) See Note 2, “Summary of Significant Accounting Policies – Organization and Offering Costs” for more information related to other offering costs related to the Private and Public Offering.
As of March 31, 2016, the Company had $3,670 due from the Advisor related to a property insurance rebate.
Conflicts of Interest
All of the Company’s executive officers, affiliated directors and other key real estate and debt finance professionals assembled by the Advisor are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager and/or other KBS-affiliated investment advisors that are the sponsors of other KBS-sponsored programs or are the advisors of KBS-advised investors; and all of the Company’s executive officers, affiliated directors and other key real estate and debt finance professionals assembled by the Advisor are executive officers, affiliated directors and/or key professionals of KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, KBS REIT III and KBS Strategic Opportunity REIT II, which are public, non-traded REITs advised by the Advisor. Through affiliates of the Advisor, key real estate and debt finance professionals at the Advisor also serve as investment advisors to KBS-advised investors. These individuals have legal and financial obligations with respect to those KBS-sponsored programs and KBS-advised investors that are similar to their obligations to the Company. In the future, these individuals and other affiliates of the Advisor may organize other KBS-sponsored programs, serve as the investment advisor to other KBS-advised investors and acquire for their own account real estate investments that may be suitable for the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Some of the material conflicts that the Advisor, the Dealer Manager or their affiliates face are 1) the determination of whether an investment opportunity should be recommended to the Company or another KBS-sponsored program or KBS-advised investor; 2) the competition for tenants or the resale of properties among the Company and other KBS-sponsored programs and KBS-advised investors; 3) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other KBS-sponsored programs and KBS-advised investors, and the activities in which they are involved; 4) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided the Company; and 5) the fees received by the Advisor, the Dealer Manager, and their affiliates in connection with offerings of securities.
Real Estate Property Co-Management Agreement
On March 9, 2016, the Company entered a property management agreement (the “Property Management Agreement”) with KBS Management Group, LLC (the “Co-Manager”), an affiliate of the Advisor, in connection with Von Karman Tech Center. Pursuant to the Property Management Agreement, the Co-Manager will provide certain management services related to Von Karman Tech Center in addition to those provided by the third-party property manager. In exchange for these services, the owner of Von Karman Tech Center, the Company’s indirect wholly owned subsidiary (the “Owner”), will pay the Co-Manager a monthly fee equal to 1.5% of the rent, payable and actually collected for the month, from the Von Karman Tech Center. The Co-Manager will generally be responsible for all expenses it incurs in rendering services pursuant to the Property Management Agreement. The effective date of the Property Management Agreement was January 1, 2016 and the initial term of the Property Management Agreement is for one year and will be deemed renewed for successive one-year periods provided it is not terminated. Each party may terminate the Property Management Agreement without cause on 30 days’ written notice to the other party and may terminate the Property Management Agreement for cause on 5 days’ written notice to the other party upon the occurrence of certain events as detailed in the Property Management Agreement.

9.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company depends on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s property, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the property could result in future environmental liabilities.
Legal Matters
From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Private Offering on June 11, 2015. On April 27, 2016, the Company ceased offering shares in the primary portion of the Private Offering but will continue to process subscription agreements for the primary Private Offering for up to 30 days following April 27, 2016 for subscription agreements dated on or before April 27, 2016. From commencement through May 10, 2016, the Company sold 8,205,886 shares of Class A common stock for gross offering proceeds of $73.6 million in the Private Offering.
The Company commenced the Public Offering on April 28, 2016. As of May 10, 2016, the Company has not made any sales in the Public Offering.
Distributions and Stock Dividends
On April 1, 2016, the Company paid cash distributions of $213,109, which related to cash distributions declared for daily record dates for each day in the period from March 1, 2016 through March 31, 2016. On May 3, 2016, the Company paid cash distributions of $299,489, which related to cash distributions declared for daily record dates for each day in the period from April 1, 2016 through April 30, 2016.
Cash distributions for all periods since inception have been funded by a total advance from the Advisor of $970,637 as of May 10, 2016. The Advisor has agreed to advance funds for future cash distributions for record dates through May 31, 2016.
On March 16, 2016, the Company’s board of directors declared cash distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which the Company expects to pay in June 2016. On May 11, 2016, the Company’s board of directors declared cash distributions based on daily record dates for the period from June 1, 2016 through June 30, 2016, which the Company expects to pay in July 2016, and the period from July 1, 2016 through July 31, 2016, which the Company expects to pay in August 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00136986 per share per day reduced by the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
On April 1, 2016, the Company issued 5,424 shares of common stock in connection with stock dividends declared for each share of common stock outstanding on March 31, 2016. On May 4, 2016, the Company issued 6,355 shares of common stock in connection with stock dividends declared for each share of common stock outstanding on April 30, 2016.
On March 16, 2016, the Company’s board of directors declared stock dividends of 0.00084932 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on May 31, 2016, which the Company expects to issue in June 2016. On May 11, 2016, the Company’s board of directors declared stock dividends of 0.00082192 shares and 0.00084932 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on June 30, 2016 and July 31, 2016, respectively, which the Company expects to issue in July 2016 and August 2016, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2016
(unaudited)

Probable Real Estate Acquisition
Purchase and Sale Agreement for the Commonwealth Building
On May 6, 2016, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire a 14-story Class A office building containing 216,099 rentable square feet located on approximately 0.46 acres of land in Portland, Oregon (the “Commonwealth Building”). The seller is not affiliated with the Company or the Advisor.  The contractual purchase price of the Commonwealth Building is approximately $69.0 million plus closing costs.  Pursuant to the purchase and sale agreement, the Company would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the acquisition. As of May 9, 2016, the Company had made a deposit of $2.0 million and, in some circumstances, if the Company fails to complete the acquisition, it may forfeit up to $2.0 million of earnest money.
As of May 1, 2016, the Commonwealth Building was 94% leased to 25 tenants.
Second Amended and Restated Advisory Agreement
On April 28, 2016, in connection with the commencement of the Public Offering, the Company and the Advisor entered into the second amended and restated advisory agreement.
Dealer Manager Agreement
On April 28, 2016, in connection with the commencement of the Public Offering, the Company and the Dealer Manager entered into the dealer manager agreement for the Public Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying financial statements of KBS Growth & Income REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to KBS Growth & Income REIT, Inc., a Maryland corporation, and, as required by context, KBS Growth & Income Limited Partnership, a Delaware limited partnership, which we refer to as the “Operating Partnership,” and to their subsidiaries.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Growth & Income REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We commenced investment operations on August 12, 2015 in connection with our first investment and we have a limited operating history. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor, to identify suitable investments and to manage our investments.

•
All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs or KBS-advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination and management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid and will pay substantial fees to and expenses of our advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment. We may also pay significant fees during our listing/liquidation stage.

•
If we are unable to raise substantial funds during our offering stage, we may not be able to acquire a diverse portfolio of real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds during our offering stage, therefore, could increase the risk that our stockholders will lose money in their investment.

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital). Until the proceeds from our offering stage are fully invested and from time to time during our operational stage, we expect to use proceeds from financings, either from our advisor or a third-party, to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. As of March 31, 2016, all distributions paid have been funded with advances from our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

•
If we are unable to locate investments with attractive yields while we are investing the proceeds raised in our offering stage, our distributions and the long-term returns of our investors may be lower.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Our policies do not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation or other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our aggregate borrowings would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

•
We depend on tenants for the revenue generated by any real estate investments we make and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from any properties we acquire could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.

•
Any real estate investments we make may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from real estate properties and assets directly securing any real estate-related investments we acquire or originate could decrease. Such events would make it more difficult for the borrowers under such investments to meet their payment obligations. These events could in turn make it more difficult for us to meet debt service obligations and limit our ability to pay distributions to our stockholders.

•
We cannot predict with any certainty how much, if any, of our distribution reinvestment plan proceeds will be available for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to any real estate properties we acquire; reserves required by any financings of real estate investments; funding obligations under any real estate loan receivable; the acquisition or origination of real estate investments, which would include payment of acquisition or origination fees to our advisor; and the repayment of debt. If such funds are not available from our distribution reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

•	Disruptions in the financial markets and uncertain economic conditions could adversely affect our ability to implement our business strategy and generate returns to our stockholders.

•
We have a debt obligation with a variable interest rate and may incur additional variable rate debt in the future. The interest and related payments will vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in the “Risk Factors”
section of our Registration Statement on Form S-11 (File No. 333-207471) filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.
Overview
We were formed on January 12, 2015 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015 and we intend to continue to operate in such a manner. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement. KBS Capital Advisors manages our operations and will manage our portfolio of core real estate properties and real estate-related assets. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. We have no paid employees.
We commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended, on June 11, 2015, pursuant to which we offered a maximum of $105,000,000 of shares of our Class A common stock for sale to certain accredited investors, of which $5,000,000 of Class A shares are being offered pursuant to our distribution reinvestment plan. We ceased offering shares in the primary portion of our private offering on April 27, 2016. We may continue to process subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 for up to 30 days following April 27, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement and was responsible for marketing our shares in the offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T. We are also offering a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. We are offering to sell any combination of Class A and Class T shares in the public offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between these offerings. The SEC declared our registration effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. The dealer manager is responsible for marketing our shares in the initial public offering.
We intend to use substantially all of the net proceeds from our private and public offerings to invest in a diverse portfolio of core real estate properties and real estate-related assets. Such real estate-related assets may include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies. As of March 31, 2016, we owned one office building.
As of March 31, 2016, we had sold 6,276,970 shares of common stock for gross offering proceeds of $56.0 million in our private offering, including 28,789 shares of common stock under our distribution reinvestment plan for gross offering proceeds of $0.3 million.
Additionally, on August 11, 2015, two of the individuals who own and control our sponsor, Charles J. Schreiber, Jr. (who also acts as our chief executive officer, chairman of the board and director) and Peter M. Bren (who also acts as our president), purchased 21,181.2380 and 21,181.2390 shares of common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The per share purchase price reflects an 8.5% discount to the $8.90 offering price in our private offering in effect on the date of their purchase because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the account of three of his children, and he has disclaimed beneficial ownership of the shares. We issued these shares in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
KBS Capital Advisors will make recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed real estate investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors.
We intend to elect to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ended December 31, 2015. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our stockholders. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2015, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile. The International Monetary Fund, in its Global Financial Stability Report, states that the economic outlook has deteriorated in advanced economies because of heightened uncertainty and setbacks to growth and confidence. This situation is amplified in emerging economies, where oil and commodity prices, coupled with slower economic growth, have kept risk levels elevated. Dismal financial conditions in the United States, Europe, and Japan, and continued outflows from emerging markets are some of the crucial risks leading to financial uncertainty and poor investor confidence. China, in particular, has been a source of uncertainty, as the economy is undergoing a complex transition towards a more sustainable growth model; one that is based on consumption and services.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the United States, economic growth has been relatively steady and low. The U.S. labor markets have been improving and are adding approximately 200,000 jobs each month. The unemployment rate is hovering around 5%. These positive signs are, however, offset somewhat by a lack of real income growth and a persistently low labor participation rate. The U.S. energy market has been struggling with the oversupply of oil and natural gas, which is a reversal of the trend that played an important role in the U.S. economic recovery following the 2008-2009 recession. Forward-looking economic indicators provided by the Federal Reserve are pointing to a continued slowing in gross domestic product in Q1 2016.
Central bank interventions and the use of monetary policy to combat the lingering effects of the 2008-2009 recession continue to affect the global economy. The Federal Reserve pursued an accommodative monetary policy that included cutting interest rates and implementing a quantitative easing (“QE”) program. In 2015, the U.S. economy continued strengthening, and the Federal Reserve ceased the QE program and raised the Target Funds rate by 25 basis points. Following this move, the U.S. economic indicators started to weaken, and the dollar traded off against most major world currencies.
In Europe and Japan, the central bank interventions into the local economies have continued. Asset purchases and stimulus programs in both regions have driven down interest rates and investment yields. Both regions now have unnaturally low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on the global financial system remains unknown.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth and poor corporate earnings have caused the markets to discount talk of further interest rate increases. This, in turn, has kept the U.S. yield curve near all-time lows, and has kept the dollar weak.
The U.S. commercial real estate market continues to benefit from strong inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. Low interest rates and aggressive loan underwriting standards have helped drive property values higher. In the first quarter of 2016, lending standards were tightened and transaction volumes have slowed. This phenomenon is best captured in the decline of the commercial mortgage backed securities market, which saw issuance forecasts slashed as of 2016. Highly leveraged investors are temporarily being forced out of the market. Secondary markets and riskier asset classes experienced a drop in prices.
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow as our property is financed with a variable rate mortgage; however, interest rates likely will not remain at these historically low levels. In fact, the Federal Reserve increased interest rates in Q4 2015, and has left the door open for another increase at the end of Q2 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our proposed operations. We will obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2016, we had raised approximately $56.5 million in gross offering proceeds from the sale of shares of our Class A common stock in our private offering and separate private transactions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

If we are unable to raise substantial funds during our offering stage, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds during our offering stage. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders. We expect to establish a modest working capital reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish additional reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.
As of March 31, 2016, we owned one office property. We acquired this investment with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the three months ended March 31, 2016 were met through cash flow generated by this real estate investment and with proceeds from our private offering.
Our investments in real estate will generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Cash flow from operations from real estate investments will be primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures. As of March 31, 2016, we owned one office building that was 100% occupied.
Our advisor has agreed to advance funds to us for distribution record dates through the period ending May 31, 2016. We are only obligated to repay our advisor for its advance if and to the extent that:

(i)
Our modified funds from operations (“MFFO”), as such term is defined by the Investment Program Association and interpreted by us, for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “MFFO Surplus”), and we will pay our advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or

(ii) Excess proceeds from third-party financings are available (“Excess Proceeds”), provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the conflicts committee in its sole discretion.
No interest accrues on the advance made by our advisor.
In determining whether Excess Proceeds are available to repay the advance, our conflicts committee will consider whether cash on hand could have been used to reduce the amount of third-party financing provided to us. If such cash could have been used instead of third-party financing, the third-party financing proceeds will be available to repay the advance.
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non‑cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation or other non-cash reserves), though we may exceed this limit under certain circumstances. During the early stages of our public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of March 31, 2016, our aggregate borrowings were approximately 37% of our net assets before deducting depreciation or other non-cash reserves.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor, our dealer manager and our affiliated property manager. These payments will include payments to our dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee, and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. See “—Organization and Offering Costs” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and acquisition or origination of real estate investments, the management of our assets and costs incurred by our advisor in providing services to us. The asset management fee payable to our advisor is a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. The cost of our real property investments will be calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. The cost of our real estate-related investments and any investments other than real property will be calculated as the lesser of: (x) the amount paid or allocated to acquire or fund the investment, including fees and expenses related to the acquisition or origination (but excluding acquisition or origination fees paid or payable to our advisor), and (y) the outstanding principal amount of such investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment.
We also expect to pay fees to KBS Management Group, an affiliate of our advisor, for certain property management services related to certain property acquisitions we make and for which we have entered a property management agreement with KBS Management Group.
We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2015. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends‑paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare cash distributions based on daily record dates and pay cash distributions on a monthly basis. During our offering stage, we also intend to authorize and declare stock dividends based on monthly record dates and to issue stock dividends on a monthly basis. We have not established a minimum distribution level.
Cash Flows from Operating Activities
As of March 31, 2016, we owned one office property. During the three months ended March 31, 2016, net cash used in operating activities was $0.2 million. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $21,723 for the three months ended March 31, 2016 and primarily related to improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2016, net cash provided by financing activities was $34.1 million and consisted primarily of the following:

•
$33.7 million of net cash provided by offering proceeds related to our private placement offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $3.3 million;

•	$0.4 million of cash distribution advance from affiliate; and

•	$0.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2016.

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020
Outstanding debt obligations (1)	$16,371,790	$—	$—	$16,371,790
Interest payments on outstanding debt obligations (2)	2,854,118	485,995	1,290,097	1,078,026
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and interest rate in effect as of March 31, 2016 (consisting of the contractual interest rate). We incurred interest expense of $162,355, excluding amortization of deferred financing costs totaling $15,485 during the three months ended March 31, 2016.
Results of Operations
Overview
The SEC declared the registration statement for our initial public offering effective on April 28, 2016. Prior to this, we conducted a private placement offering exempt from registration under the Securities Act of 1933, as amended, that commenced on June 11, 2015. We ceased offering shares in the primary portion of the private offering on April 27, 2016. We may continue to process subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 for up to 30 days following April 27, 2016. Our results of operations as of March 31, 2016 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment. During the period from January 27, 2015 to March 31, 2015, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for that period.
As of March 31, 2016, we owned one office building. Rental income and tenant reimbursements were $595,781 for the three months ended March 31, 2016. We incurred depreciation and amortization expense of $226,529, operating, maintenance and management costs of $151,360, and real estate taxes and insurance expenses of $69,411 for the three months ended March 31, 2016. We incurred interest expense of $177,840 relating to the mortgage debt on our office building. We incurred asset management fees of $20,262 for the three months ended March 31, 2016, all of which have been paid as of March 31, 2016.
We expect that rental income and tenant reimbursements, depreciation and amortization expense and expenses from operating, maintenance and management, real estate taxes and insurance, interest expense and asset management fees to each increase in future periods as a result of anticipated future acquisitions of real estate investments.
General and administrative expenses for the three months ended March 31, 2016 totaled $218,510. These general and administrative costs consisted primarily of professional fees, independent director fees, distribution and dividend processing costs and directors and officers insurance expense. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate investments.
Organization and Offering Costs
Our organization and offering costs (other than selling commissions, dealer manager fees and the stockholder servicing fee) may be paid by our advisor, our dealer manager or their affiliates on our behalf or may be paid directly by us. Offering costs include all expenses incurred in connection with the private offering and the initial public offering. Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.
During the private offering, there was no limit on the amount of organization and offering costs we could incur and we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of us. As of March 31, 2016, we had recorded $1.4 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, of which $0.6 million is payable to our advisor or its affiliates on behalf of us as of March 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the initial public offering, pursuant to the second amended and restated advisory agreement entered as of April 28, 2016 and dealer manager agreement for the initial public offering entered as of April 28, 2016, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs related to the initial public offering (excluding wholesaling compensation expenses) paid by them on our behalf provided such reimbursement would not cause the total organization and offering costs borne by us related to the initial public offering (including selling commissions, dealer manager fees, the stockholder servicing fee and all other items of organization and offering expenses) to exceed 15% of gross offering proceeds raised in the initial public offering as of the date of reimbursement.
We reimburse our dealer manager for underwriting compensation in connection with the private offering; however, we may also pay all of these costs directly as discussed in the private placement memorandum for the private offering. We also expect to reimburse our dealer manager for underwriting compensation in connection with the initial public offering as discussed in the prospectus for the initial public offering. The dealer manager has agreed to reimburse us to the extent that total underwriting compensation for the primary initial public offering exceeds 10% of the gross offering proceeds raised in the primary initial public offering, as of the termination of the primary initial public offering. We also pay directly or reimburse, and expect to pay directly or reimburse, the dealer manager for due diligence expenses of broker dealers in connection with the private offering and the initial public offering, respectively.
In addition, our advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and stockholder servicing fee) borne by us and incurred in connection with the primary initial public offering exceed 1% of gross proceeds raised in the primary initial public offering as of the termination of the primary initial public offering.
As of March 31, 2016, the Company had not incurred any organization and offering costs related to the initial public offering and all such costs had been funded by our advisor or our dealer manager. As a result, these organization and offering costs related to the initial public offering are not recorded in our financial statements as of March 31, 2016 because such costs are only a liability of us to the extent organization and offering costs incurred by us in connection with the initial public offering do not exceed 15% of the gross proceeds raised in the initial public offering. Through March 31, 2016, our advisor and its affiliates had incurred organization and offering costs on our behalf in connection with our initial public offering of approximately $2.1 million.
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flow used in operations were as follows for the first quarter of 2016 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Share (1) (2)	Cash Distributions Paid (3)			Cash Flows used in Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$440,001	$0.123	$117,241	$197,330	$314,571	$(199,188)
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through March 31, 2016 were based on daily record dates and were calculated at a rate of $0.00136986 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2016, we paid aggregate distributions of $0.3 million, including $0.1 million of distributions paid in cash and $0.2 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2016 was $0.3 million. Cash flow used in operations for the three months ended March 31, 2016 was $0.2 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $0.3 million of advances from our advisor. See “—Liquidity and Capital Resources” above for a discussion of the terms of the advance from our advisor.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

From inception through March 31, 2016, we paid cumulative distributions of $0.4 million and our cumulative net loss during the same period was $1.0 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the three months ended March 31, 2016, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year.
Going forward we expect our board of directors to continue to authorize and declare cash distributions based on daily record dates and to pay these distributions on a monthly basis and during our offering stage to continue to authorize and declare stock dividends based on a single record date as of the end of the month, and to issue these dividends on a monthly basis. Cash distributions and stock dividends will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for stock dividends or cash distributions to stockholders. We have not established a minimum dividend or distribution level, and our charter does not require that we make dividends or distributions to our stockholders.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and funds from operations (“FFO”) (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-207471), filed with the SEC, as the same may be amended and supplemented from time to time. Those factors include: our ability to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; to the extent we make investments in real estate loans, the ability of our borrowers and their sponsors to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Below is a discussion of the accounting policies that management believes are or will be critical to our operations. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Real Estate
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that the tenant can take in the form of cash or a credit against its rent) that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. We specifically analyze accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.
Real Estate
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25 - 40 years
Building improvements	10 - 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods
Real Estate Acquisition Valuation
We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
We assess the acquisition date fair values of all tangible assets, identifiable intangibles and assumed liabilities using methods similar to those used by independent appraisers, generally utilizing a discounted cash flow analysis that applies appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it were vacant.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of above-market in-place leases and for the initial term plus any extended term for any leases with below-market renewal options. We amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease, including any below-market renewal periods.
We estimate the value of tenant origination and absorption costs by considering the estimated carrying costs during hypothetical expected lease up periods, considering current market conditions. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease up periods.
We amortize the value of tenant origination and absorption costs to depreciation and amortization expense over the remaining non-cancelable term of the leases.
Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.
Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.
Fair Value Measurements
Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).
We consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced our private offering on June 11, 2015. On April 27, 2016, we ceased offering shares in the primary portion of the private offering but will continue to process subscription agreements for the primary portion of the private offering for up to 30 days following April 27, 2016 for subscription agreements dated on or before April 27, 2016. From commencement through May 10, 2016, we sold 8,205,886 shares of Class A common stock for gross offering proceeds of $73.6 million in the private offering.
We commenced our initial public offering on April 28, 2016. As of May 10, 2016, we have not made any sales in our public offering.
Distributions and Stock Dividends
On April 1, 2016, we paid cash distributions of $213,109, which related to cash distributions declared for daily record dates for each day in the period from March 1, 2016 through March 31, 2016. On May 3, 2016, we paid cash distributions of $299,489, which related to cash distributions declared for daily record dates for each day in the period from April 1, 2016 through April 30, 2016.
Cash distributions for all periods since inception have been funded by a total advance from our advisor of $970,637 as of May 10, 2016. Our advisor has agreed to advance funds for future cash distributions for record dates through May 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 16, 2016, our board of directors declared cash distributions based on daily record dates for the period from May 1, 2016 through May 31, 2016, which we expect to pay in June 2016. On May 11, 2016, our board of directors declared cash distributions based on daily record dates for the period from June 1, 2016 through June 30, 2016, which we expect to pay in July 2016, and the period from July 1, 2016 through July 31, 2016, which we expect to pay in August 2016. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00136986 per share per day reduced by the applicable daily stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
On April 1, 2016, we issued 5,424 shares of common stock in connection with stock dividends declared for each share of common stock outstanding on March 31, 2016. On May 4, 2016, we issued 6,355 shares of common stock in connection with stock dividends declared for each share of common stock outstanding on April 30, 2016.
On March 16, 2016, our board of directors declared stock dividends of 0.00084932 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on May 31, 2016, which we expect to issue in June 2016. On May 11, 2016, our board of directors declared stock dividends of 0.00082192 shares and 0.00084932 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on June 30, 2016 and July 31, 2016, respectively, which we expect to issue in July 2016 and August 2016, respectively.
Probable Real Estate Acquisition
Purchase and Sale Agreement for the Commonwealth Building
On May 6, 2016, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement to acquire a 14-story Class A office building containing 216,099 rentable square feet located on approximately 0.46 acres of land in Portland, Oregon (the “Commonwealth Building”). The seller is not affiliated with us or our advisor.  The contractual purchase price of the Commonwealth Building is approximately $69.0 million plus closing costs.  Pursuant to the purchase and sale agreement, we would be obligated to purchase the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the acquisition. As of May 9, 2016, we had made a deposit of $2.0 million and, in some circumstances, if we fail to complete the acquisition, we may forfeit up to $2.0 million of earnest money.
As of May 1, 2016, the Commonwealth Building was 94% leased to 25 tenants.
Second Amended and Restated Advisory Agreement
On April 28, 2016, in connection with the commencement of the initial public offering, we entered into the second amended and restated advisory agreement with KBS Capital Advisors.
Dealer Manager Agreement
On April 28, 2016, in connection with the commencement of the initial public offering, we entered into the dealer manager agreement for the initial public offering with KBS Capital Markets Group.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are or will be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We will also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level or we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At March 31, 2016, we did not have any fixed rate debt or fixed rate real estate loans receivable outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At March 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $16.4 million of variable rate debt outstanding. Based on interest rates as of March 31, 2016, if interest rates were 100 basis points higher during the 12 months ending March 31, 2017, interest expense on our variable rate debt would increase by $0.2 million. As of March 31, 2016, one-month LIBOR was 0.43725% and if this index was reduced to 0% during the 12 months ending March 31, 2017, interest expense on our variable rate debt would decrease by $0.1 million.
The interest rate of our variable rate debt at March 31, 2016 was 3.94%.  The interest rate represents the actual interest rate in effect at March 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2016 where applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings
None.
Item 1A.Risk Factors
Please see the risks identified under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-207471) filed with the SEC, as the same may be amended and supplemented from time to time.

a)	During the period covered by this Form 10-Q, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, we conducted a private offering for the sale of a maximum of $105,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on June 11, 2015 (the “Private Offering”). The exemption is available to us because the shares are being offered and sold solely to accredited investors without the use of general solicitation. On April 27, 2016, the Company ceased offering shares in the primary portion of the private offering but will continue to process subscription agreements for the primary private offering for up to 30 days following April 27, 2016 for subscription agreements dated on or before April 27, 2016. $100,000,000 of shares were offered in the primary portion of the Private Offering and were sold at a purchase price of $8.90, $9.05, $9.20, $9.30 or $9.40 per share depending upon the amount of gross proceeds raised in the Private Offering, with discounts available to some categories of purchasers. Shares were sold in the primary portion of the private offering at $8.90 until November 18, 2015, $9.05 from November 19, 2015 to December 2, 2015, $9.20 from December 3, 2015 to February 3, 2016, $9.30 from February 4, 2016 to March 30, 2016, $9.40 from March 31, 2016 to the termination of the Private Offering. The Company is also offering up to $5,000,000 of shares of Class A common stock pursuant to a distribution reinvestment plan under the private offering at a purchase price equal to 95% of the then-current offering price for shares in our primary offering (whether in the primary private offering or a follow-on primary offering and ignoring any discounts that may be available to certain categories of purchasers) or 95% of the most recent offering price in a primary offering if there is no current offering. From inception through May 10, 2016, we had raised approximately $74.1 million related to the sale of 8,289,661 shares of common stock in the private offering and incurred total underwriting expenses of approximately $5.0 million. Of this amount, in the period from January 1, 2016 through March 31, 2016, we sold 4,125,171 shares of common stock in the private offering for gross offering proceeds of $37.2 million and incurred total underwriting expenses of approximately $2.7 million.

b)
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207471) was declared effective under the Securities Act of 1933, covering a public offering of up to $1,500,000,000 in shares of common stock in our primary offering, consisting of two classes of shares: Class A shares at a price of $10.39 per share and Class T shares at $10.00 per share. Both classes of shares have discounts available to certain categories of purchasers. We are also offering of up to $800,000,000 in shares of common stock under our distribution reinvestment plan: Class A shares at a price of $9.88 per share and Class T shares at a price of $9.50 per share. The amount of selling commissions differs among Class A shares and Class T shares, and there is an ongoing stockholder servicing fee with respect to Class T shares sold in the primary initial public offering. We are offering to sell any combination of Class A and Class T shares in our primary offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between the primary offering and our distribution reinvestment plan offering. We commenced our initial public offering on April 28, 2016 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of March 31, 2016, our initial public offering was not declared effective under the Securities Act of 1933 and no sales had been made under the offering.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of March 31, 2016, organization and offering costs of $2.1 million have been incurred by our advisor and its affiliates on our behalf in connection with our initial public offering. We will be liable for such costs up to an amount that, when combined with selling commissions, dealer manager fees and the stockholder servicing fee, does not exceed 15% of the gross proceeds of the initial public offering. However, at the termination of our primary initial public offering, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (excluding selling commissions, dealer manager fees and the stockholder servicing fee) paid directly or reimbursed by us in connection with our primary initial public offering exceed 1.0% of gross primary initial public offering proceeds. Our advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary initial public offering to the extent they exceed 1.0% of gross primary initial public offering proceeds as of the termination of the primary initial public offering.
We expect to use substantially all of the net proceeds from our private offering and our ongoing initial public offering to acquire and manage a diverse portfolio of core real estate properties and real estate-related assets, including the acquisition of commercial properties and the acquisition and origination of real estate-related assets. The real estate-related assets in which we may invest include mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•
Unless the shares are being redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held his or her shares for one year.

•
During any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares pursuant to the program upon ten business days’ notice to our stockholders.

•	During any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Pursuant to the share redemption program, and provided the redeeming stockholder has held his or her shares for at least one year, we expect to initially redeem shares submitted as an ordinary redemption at 95.0% of the price paid to acquire the shares from us. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus, as supplemented, for our initial public offering. For each class of shares designated, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend. Once we have established an estimated net asset value (“NAV”) per share of its common stock, we will redeem shares submitted in connection with an ordinary redemption at 95.0% of our most recent estimated NAV per share as of the applicable redemption date.
For purposes of determining whether a redeeming stockholder has held the share submitted for redemption for at least one year, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to the distribution reinvestment plan or received as a stock dividend will be deemed to have been acquired on the same date as the initial share to which the distribution reinvestment plan shares or stock dividend shares relate.
We expect to establish an estimated NAV per share no later than 150 days after the second anniversary of the date on which we commence the public offering. Once announced, we expect to update the estimated NAV per share in December of each year.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

In several respects the Company treats redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence differently from other redemptions:

•	there is no one-year holding requirement;

•
until we establish an estimated NAV per share, the redemption price is the amount paid to acquire the shares from us. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus, as supplemented, for our initial public offering. For each class of shares designated, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend; and

•	once we have established an estimated NAV per share, the redemption price will be the estimated NAV per share as of the redemption date.
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders.
During the three months ended March 31, 2016, we did not redeem any shares pursuant to our share redemption program because no shares were submitted for redemption. Based on the redemption limitations described above, as of March 31, 2016, there is $53,830 available for eligible redemptions for the remainder of 2016.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
None.

PART II. OTHER INFORMATION
Item 6. Exhibits

Ex.	Description

1.1	Dealer Manager Agreement with Form of Selected Dealer Agreement (related to the Public Offering), by and between the Company and KBS Capital Markets Group, dated as of April 28, 2016

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement filing on Form S-11 filed October 16, 2015

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement filing on Form S-11 filed October 16, 2015

3.3	Articles Supplementary for Class T Shares, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement filing on Form S-11 filed April 20, 2016

4.1	Form of Subscription Agreement, included as Appendix A to the Company’s prospectus dated April 28, 2016 and filed with the SEC May 3, 2016

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement filing on Form S-11 filed October 16, 2015

4.3	Amended and Restated Distribution Reinvestment Plan, included as Appendix B to the Company’s prospectus dated April 28, 2016 and filed with the SEC May 3, 2016

4.4	Multiple Class Plan, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement filing on Form S-11 filed April 20, 2016

4.5
Amended and Restated Escrow Agreement, by and between the Company, KBS Capital Markets Group LLC and UMB Bank, N.A. dated as of March 18, 2016, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement filing on Form S-11 filed March 25, 2016

10.1
Amendment No. 4 to the Amended and Restated Advisory Agreement (related to the Private Offering), by and between the Company and KBS Capital Advisors, dated as of January 26, 2016, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement filing on Form S-11 filed February 16, 2016

10.2
Amendment No. 5 to the Amended and Restated Advisory Agreement (related to the Private Offering), by and between the Company and KBS Capital Advisors, dated as of March 16, 2016, incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement filing on Form S-11 filed March 25, 2016

10.3
Real Estate Property Co-Management Agreement, by and between KBS GI Von Karman Tech Center, LLC and KBS Management Group, LLC dated as of March 9, 2016, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement filing on Form S-11 filed March 25, 2016

10.4	Second Amended and Restated Advisory Agreement by and between the Company and KBS Capital Advisors, dated as of April 28, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement filing on Form S-11 filed March 25, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	May 12, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 12, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)

