Form 10-Q
period 2016-06-30
KBS Growth & Income REIT, Inc.
filed 2016-08-11
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 333-207471
______________________________________________________

KBS GROWTH & INCOME REIT, INC.
(Exact Name of Registrant as Specified in Its Charter)
______________________________________________________

Maryland	47-2778257
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
800 Newport Center Drive, Suite 700 Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2016, there were 8,692,805 outstanding shares of Class A common stock and 15,023 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc., respectively.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
June 30, 2016
INDEX

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements	2
		Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015	2
		Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2016, Three Months Ended June 30, 2015 and for the Period from January 27, 2015 to June 30, 2015	3
		Consolidated Statements of Stockholders’ Equity for the Period from January 27, 2015 to December 31, 2015 and the Six Months Ended June 30, 2016 (unaudited)	4
		Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2016 and the Period from January 27, 2015 to June 30, 2015	5
		Condensed Notes to Consolidated Financial Statements as of June 30, 2016 (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
	Item 4.	Controls and Procedures	46
PART II.	OTHER INFORMATION		47
	Item 1.	Legal Proceedings	47
	Item 1A.	Risk Factors	47
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
	Item 3.	Defaults upon Senior Securities	49
	Item 4.	Mine Safety Disclosures	49
	Item 5.	Other Information	49
	Item 6.	Exhibits	50
SIGNATURES			52

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$17,900,000	$10,600,000
Building and improvements	70,125,736	8,833,424
Tenant origination and absorption costs	7,121,492	1,987,175
Total real estate, cost	95,147,228	21,420,599
Less accumulated depreciation and amortization	(760,260)	(340,993)
Total real estate, net	94,386,968	21,079,606
Cash and cash equivalents	32,509,781	12,892,900
Rent and other receivables	354,091	305,007
Due from affiliate	3,670	—
Prepaid expenses and other assets, net	192,848	62,100
Total assets	$127,447,358	$34,339,613
Liabilities and stockholders’ equity
Notes payable, net	$51,377,137	$16,056,981
Accounts payable and accrued liabilities	406,797	232,035
Due to affiliates	3,013,532	1,434,522
Distributions payable	355,044	87,679
Below-market leases, net	5,402,099	113,211
Other liabilities	748,978	255,640
Total liabilities	61,303,587	18,180,068
Commitments and contingencies (Note 10)
Redeemable common stock	690,794	53,830
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 8,639,842 and 2,216,821 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	86,398	22,168
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	70,225,956	17,078,538
Cumulative distributions and net losses	(4,859,377)	(994,991)
Total stockholders’ equity	65,452,977	16,105,715
Total liabilities and stockholders’ equity	$127,447,358	$34,339,613
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2016	For the Period from January 27, 2015 to June 30, 2015
	2016	2015
Revenues:
Rental income	$589,008	$—	$1,156,734	$—
Tenant reimbursements	51,349	—	79,404	—
Other operating income	157	—	157	—
Total revenues	640,514	—	1,236,295	—
Expenses:
Operating, maintenance, and management	186,240	—	337,599	—
Property management fees and expenses to affiliate	9,548	—	17,318	—
Real estate taxes and insurance	73,934	—	143,345	—
Asset management fees to affiliate	38,568	—	58,831	—
Real estate acquisition fees to affiliate	1,382,637	—	1,382,637	—
Real estate acquisition fees and expenses	229,192	—	229,192	—
General and administrative expenses	367,222	302	585,731	472
Depreciation and amortization	218,002	—	444,531	—
Interest expense	95,652	—	273,493	—
Total expenses	2,600,995	302	3,472,677	472
Other income:
Interest income	53,765	—	73,887	—
Total other income	53,765	—	73,887	—
Net loss	$(1,906,716)	$(302)	$(2,162,495)	$(472)
Net loss per common share, basic and diluted	$(0.24)	$—	$(0.37)	$(0.01)
Weighted-average number of common shares outstanding basic and diluted	8,079,510	63,194	5,842,114	63,194
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from January 27, 2015 to December 31, 2015
and the Six Months Ended June 30, 2016
(unaudited)

	Common Stock		Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 27, 2015	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(776,202)	(776,202)
Issuance of common stock	2,194,161	21,941	19,083,324	—	19,105,265
Transfers to redeemable common stock	—	—	(53,830)	—	(53,830)
Stock dividends issued	2,660	27	23,867	(23,894)	—
Distributions declared	—	—	—	(194,895)	(194,895)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(1,085,364)	—	(1,085,364)
Other offering costs to affiliate	—	—	(1,089,259)	—	(1,089,259)
Balance, December 31, 2015	2,216,821	22,168	17,078,538	(994,991)	16,105,715
Net loss	—	—	—	(2,162,495)	(2,162,495)
Issuance of common stock	6,396,961	63,969	57,979,893	—	58,043,862
Transfers to redeemable common stock	—	—	(636,964)	—	(636,964)
Stock dividends issued	26,060	261	257,108	(257,369)	—
Distributions declared	—	—	—	(1,444,522)	(1,444,522)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	(4,091,616)	—	(4,091,616)
Other offering costs	—	—	(361,003)	—	(361,003)
Balance, June 30, 2016	8,639,842	$86,398	$70,225,956	$(4,859,377)	$65,452,977
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30, 2016	For the Period from January 27, 2015 to June 30, 2015
Cash Flows from Operating Activities:
Net loss	$(2,162,495)	$(472)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	444,531	—
Property damage loss	134,479	—
Deferred rents	(119,927)	—
Amortization of below-market leases	(9,891)	—
Amortization of deferred financing costs	30,971	—
Changes in operating assets and liabilities:
Rents and other receivables	70,843	—
Prepaid expenses and other assets	(93,243)	—
Accounts payable and accrued liabilities	32,561	—
Due from affiliate	(3,670)	—
Due to affiliates	1,193,887	—
Other liabilities	493,338	—
Net cash provided by (used in) operating activities	11,384	(472)
Cash Flows from Investing Activities:
Acquisition of real estate	(68,431,555)	—
Improvements to real estate	(51,342)	—
Net cash used in investing activities	(68,482,897)	—
Cash Flows from Financing Activities:
Proceeds from notes payable	41,025,750	—
Principal payments on notes payable	(5,125,000)	—
Payments of deferred financing costs	(611,565)	—
Cash distribution advance from affiliate	1,139,648	—
Proceeds from issuance of common stock	57,406,898	200,000
Payments of commissions on stock sales and related dealer manager fees to affiliate	(4,091,616)	—
Payments of other offering costs	(1,115,528)	—
Distributions paid to common stockholders	(540,193)	—
Net cash provided by financing activities	88,088,394	200,000
Net increase in cash and cash equivalents	19,616,881	199,528
Cash and cash equivalents, beginning of period	12,892,900	—
Cash and cash equivalents, end of period	$32,509,781	$199,528
Supplemental Disclosure of Cash Flow Information
Interest paid	$272,576	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$257,369	$—
Increase in cash distributions payable	$267,365	$—
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$636,964	$—
Liabilities assumed in connection with real estate acquisition	$113,780	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to the second amended and restated advisory agreement between the Company and the Advisor entered into on April 28, 2016, and amended on June 28, 2016 (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of core real estate properties and real estate-related assets. On January 27, 2015, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. On June 11, 2015, these outstanding shares of common stock were designated Class A shares of common stock. See Note 3, “Stockholders’ Equity,” for a discussion of the Company’s designation of Class A and Class T common stock.
As of June 30, 2016, the Company had invested in two office buildings. The Company intends to invest in a diverse portfolio of core real estate properties and real estate-related assets, including the acquisition of commercial properties and the acquisition and origination of real estate-related assets. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which the Company may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies.
The Company commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended, on June 11, 2015, pursuant to which the Company offered a maximum of $105,000,000 of shares of its Class A common stock for sale to certain accredited investors (the “Private Offering”), of which $5,000,000 of Class A shares are being offered pursuant to the Company’s distribution reinvestment plan. The Company ceased offering shares in the primary portion of the Private Offering on April 27, 2016. The Company may continue to process subscriptions for the primary Private Offering dated on or prior to April 27, 2016 for up to 30 days following April 27, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Private Offering pursuant to a dealer manager agreement dated June 11, 2015 (the “Private Offering Dealer Manager Agreement”). The Dealer Manager was responsible for marketing the Company’s shares in the Private Offering.
On February 4, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T (the “Primary Offering”). The Company also registered a maximum of $800,000,000 in both classes of shares of its common stock pursuant to the Company’s distribution reinvestment plan (the “DRP Offering” and, together with the Primary Offering, the “Public Offering”). The Company is offering to sell any combination of Class A and Class T shares in the Primary Offering and DRP Offering. The Company reserves the right to reallocate shares between the Primary Offering and the DRP Offering. The SEC declared the Company’s registration statement effective on April 28, 2016 and the Company retained the Dealer Manager to serve as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated April 28, 2016 (the “Public Offering Dealer Manager Agreement”). The Dealer Manager will be responsible for marketing the Company’s shares in the Public Offering.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

As of June 30, 2016, the Company had sold 8,548,759 shares of Class A common stock for gross offering proceeds of $76.8 million in the Private Offering, including 74,532 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million. The Company commenced the Public Offering on April 28, 2016. As of June 30, 2016, the Company had not sold any shares in the Public Offering.
Additionally, on August 11, 2015, two of the individuals who own and control the Company’s sponsor, Charles J. Schreiber, Jr. (who also acts as chief executive officer, the chairman of the board and a director of the Company) and Peter M. Bren (who also acts as president of the Company), purchased 21,181.2380 and 21,181.2390 shares of Class A common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The per share purchase price reflects an 8.5% discount to the $8.90 offering price in the Private Offering in effect on the date of their purchase because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the account of three of his children, and he has disclaimed beneficial ownership of the shares. The Company issued these shares in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
June 30, 2016
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
June 30, 2016
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
Real Estate Acquisition Valuation
The Company records the acquisition of income-producing real estate as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
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
June 30, 2016
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2015 and June 30, 2016.
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
June 30, 2016
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
Redeemable Common Stock
In connection with the Private Offering, the Company adopted a share redemption program that enabled stockholders to sell their shares to the Company in limited circumstances. On March 16, 2016, the Company adopted an Amended and Restated Share Redemption Program in anticipation of the commencement of the Public Offering and related designation of Class T shares of common stock.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

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

Pursuant to the share redemption program, and provided the redeeming stockholder has held his or her shares for at least one year, the Company will initially redeem shares submitted as an ordinary redemption at 95.0% of the price paid to acquire the shares from the Company. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the Company’s prospectus, as supplemented, for the Public Offering. For each class of shares designated, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend. Once the Company has established an estimated net asset value (“NAV”) per share of its common stock, it will redeem all shares submitted in connection with an ordinary redemption at 95.0% of the Company’s most recent estimated NAV per share as of the applicable redemption date.
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

•
until the Company establishes an estimated NAV per share, which the Company expects to be no later than September 25, 2018 (as described above), the redemption price is the amount paid to acquire the shares from the Company. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the Company’s prospectus, as supplemented, for the Public Offering. For each class of shares designated, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend; and

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
June 30, 2016
(unaudited)

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
Related Party Transactions
Pursuant to the Advisory Agreement, the Private Offering Dealer Manager Agreement and the Public Offering Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Private Offering and the Public Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See Note 8, “Related Party Transactions.”
In addition, in connection with certain property acquisitions, the Company, through indirect wholly owned subsidiaries, has entered into separate property management agreements (each, a “Property Management Agreement”) with KBS Management Group, LLC (the “Co-Manager”), an affiliate of the Advisor.
The Company records all related party fees as incurred, subject to any limitations described in the respective agreements. The Company had not incurred any disposition fees, subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through June 30, 2016.
Selling Commissions and Dealer Manager Fees
In the Private Offering, the Company paid the Dealer Manager up to 6.5% of the price per share of Class A common stock sold in the primary portion of the Private Offering as a selling commission. The Dealer Manager reallowed 100% of selling commissions earned to participating broker-dealers. No sales commissions were paid on shares sold through the distribution reinvestment plan.  In the Private Offering, the Company paid the Dealer Manager up to 2.0% of the price per share of Class A common stock sold in the primary portion of the Private Offering as a dealer manager fee. No dealer manager fee was payable on shares sold under the distribution reinvestment plan. From its dealer manager fee, the Dealer Manager could reallow to any participating broker-dealer up to 1.0% of the price per share of Class A common stock sold in the Private Offering attributable to that participating broker-dealer as a marketing fee and in special cases the dealer manager could increase the reallowance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

In the Public Offering, the Company pays selling commissions to the Dealer Manager in amounts up to 6.5% of the price per share of Class A common stock sold in the primary portion of the Public Offering and up to 3.0% of the price per share of Class T common stock sold in the primary portion of the Public Offering. Additionally, in the Public Offering, the Company pays dealer manager fees to the Dealer Manager in an amount up to 2.0% of the price per share of Class A and Class T common stock sold in the primary portion of the Public Offering. The Dealer Manager reallows all selling commissions to participating broker dealers and may generally reallow (from its dealer manager fee) to any participating broker dealer up to 1.0% of the gross proceeds from the primary portion of the Public Offering attributable to that participating broker dealer as a marketing fee and in select cases up to 1.5% of the gross proceeds from the primary portion of the Public Offering may be reallowed. No selling commissions or dealer manager fees are payable on shares of common stock sold under the distribution reinvestment plan.
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
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur and the Company was obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of the Company. During the Public Offering, pursuant to the Advisory Agreement and the Public Offering Dealer Management Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs related to the Public Offering (excluding wholesaling compensation expenses) paid by them on behalf of the Company provided such reimbursement would not cause the total organization and offering costs borne by the Company related to the Public Offering (including selling commissions, dealer manager fees, the stockholder servicing fee and all other items of organization and offering expenses) to exceed 15% of gross offering proceeds raised in the Public Offering as of the date of reimbursement. The Company reimburses the Dealer Manager for underwriting compensation in connection with the Private Offering; however, the Company may also pay all of these costs directly as discussed in the private placement memorandum for the Private Offering. The Company also expects to reimburse the Dealer Manager for underwriting compensation in connection with the Public Offering as discussed in the prospectus for the Public Offering. The Company also pays directly or reimburses, and expects to pay directly or reimburse, the Dealer Manager for due diligence expenses of broker dealers in connection with the Private Offering and the Public Offering, respectively. In addition, the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and stockholder servicing fee) borne by the Company and incurred in connection with the Primary Offering exceed 1% of gross proceeds raised in the Primary Offering as of the termination of the Primary Offering.
As of June 30, 2016, the Company had not incurred any organization and offering costs related to the Public Offering and all such costs had been funded by the Advisor or the Dealer Manager. As a result, these organization and offering costs related to the Public Offering are not recorded in the financial statements of the Company as of June 30, 2016 because such costs are only a liability of the Company to the extent organization and offering costs incurred by the Company in connection with the Public Offering do not exceed 15% of the gross proceeds raised in the Public Offering. Organization and offering costs related to the Private Offering were not a liability to the Company until the Company satisfied the minimum offering amount in the Private Offering. Because the Company broke escrow in the Private Offering on August 12, 2015, organization and offering costs related to the Private Offering are recorded in the financial statements of the Company as of June 30, 2016. Organization costs are expensed as incurred and offering costs are deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

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
Acquisition and Origination Expenses
The Company reimburses the Advisor for customary acquisition and origination expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of the Advisor), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition or origination of real estate properties and real estate-related investments.
Stockholder Servicing Fee
Pursuant to the Public Offering Dealer Manager Agreement, the Company pays the Dealer Manager an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the Primary Offering solely to the extent there is a broker dealer of record with respect to such Class T share that has entered a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record is in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee will accrue daily and be paid monthly in arrears, and the Dealer Manager will reallow 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share. In addition, no stockholder servicing fee will be paid with respect to Class T shares purchased through the distribution reinvestment plan or issued pursuant to a stock dividend.
The stockholder servicing fee with respect to a Class T share will cease accruing upon the earlier of any of the following events (i) the date at which aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the Primary Offering in which the Class T share was sold, as calculated by the Company with the assistance of the Dealer Manager after the termination of the Primary Offering in which the Class T share was sold, (ii) with respect to a particular Class T share, on the fourth anniversary of the issuance of the share, (iii) a listing of the Company’s common stock on a national securities exchange, (iv) a merger or other extraordinary transaction, and (v) the date the Class T share associated with the stockholder servicing fee is no longer outstanding such as upon its redemption or the Company’s dissolution.
Asset Management Fee
The Company pays the Advisor a monthly fee equal to one-twelfth of 1.6% of the cost of its investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus the budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to the Advisor. The cost of the Company’s real estate-related investments and any investments other than real property will be calculated as the lesser of: (x) the amount paid or allocated to acquire or fund the investment, including fees and expenses related to the acquisition or origination (but excluding acquisition or origination fees paid or payable to the Advisor), and (y) the outstanding principal amount of such investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to the Advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on the Company’s proportionate share of the underlying investment.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Property Management Fee
The Company pays the Co-Manager a monthly fee equal to a percentage of the rent (to be determined on a property by property basis, consistent with current market rates), payable and actually collected for the month, from certain property acquisitions for which the Company has entered a Property Management Agreement with the Co-Manager. See Note 8, “Related-Party Transactions — Real Estate Property Co-Management Agreement.”
Disposition Fee
For substantial assistance in connection with the sale of the Company’s assets, which includes the sale of a single asset or the sale of all or a portion of the Company’s assets through a portfolio sale, merger or business combination transaction, the Company will pay the Advisor or its affiliates a percentage of the contract sales price of the assets sold (including residential or commercial mortgage-backed securities issued by a subsidiary of the Company as part of a securitization transaction). For dispositions with a contract sales price less than or equal to $1.5 billion, the disposition fee will equal 1.5% of the contract sales price. For dispositions with a contract sales price greater than $1.5 billion, the disposition fee will equal 1.5% of the first $1.5 billion of the contract sales price, plus 1.1% of the amount of the contract sales price in excess of $1.5 billion. The disposition fee is determined on a per transaction basis and is not cumulative. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that (i) if the Company negotiates a discounted payoff with the borrower, the Company will pay a disposition fee and (ii) if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property.
Subordinated Participation in Net Cash Flows
After the Company’s common stockholders have received, together as a collective group, aggregate distributions (including distributions funded from any source and those that may constitute a return of capital for federal income tax purposes) sufficient to provide (i) a return of their gross investment amount, which is the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company (excluding shares received as a stock divided which we subsequently repurchased) multiplied by the weighted average issue price of the shares sold in a primary offering, and (ii) a 6% per year cumulative, noncompounded return on such gross investment amount, the Advisor is entitled to receive 15% of the Company’s net cash flows, whether from continuing operations, net sales proceeds, net financing proceeds, or otherwise. Net sales proceeds means the net cash proceeds realized by the Company after deduction of all expenses incurred (i) in connection with a disposition of the Company’s assets, or (ii) from the prepayment, maturity, workout or other settlement of any loan or other investment. Net financing proceeds means the net cash proceeds realized from the financing of the Company’s assets or refinancing of the Company’s debt. The 6% per year cumulative, noncompounded return on gross investment amount is calculated on a daily basis. In making this calculation, gross investment amount is determined for each day during the period for which the 6% per year cumulative, noncompounded return is being calculated, including a daily adjustment to reflect shares repurchased by the Company (excluding shares received as a stock divided which we subsequently repurchased), and gross investment amount is reduced by the following: (i) distributions from net sales proceeds, (ii) distributions paid from operating cash flow in excess of a cumulative, noncompounded, annual return of 6%, and (iii) distributions from net financing proceeds, except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 6%. Gross investment amount is only reduced as described above; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Subordinated Incentive Fee
Upon a merger or listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor an incentive fee. Upon a listing this fee will equal 15% of the amount by which (i) the market value of the outstanding stock plus the total of all distributions paid by the Company to stockholders from inception until the date market value is determined (including distributions funded from any source and those that may constitute a return of capital for federal income tax purposes and excluding any stock dividends) exceeds (ii) the sum of the stockholders’ gross investment amount, which is the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company (excluding shares received as a stock divided which we subsequently repurchased) multiplied by the weighted average issue price of the shares sold in a primary offering, and the amount of cash flow necessary to generate a 6% per year cumulative, noncompounded return on stockholders’ gross investment amount from inception of the Company through the date the market value is determined.
Upon a merger this fee will equal 15% of the amount by which (i) the merger consideration amount plus the total of all distributions paid or declared by the Company to stockholders from inception until the closing of the merger (including distributions funded from any source and those that may constitute a return of capital for federal income tax purposes and excluding any stock dividends) exceeds (ii) the sum of the stockholders’ gross investment amount, which is the amount calculated by multiplying the total number of shares purchased by stockholders by the issue price, reduced by the total number of shares repurchased by the Company (excluding shares received as a stock divided which we subsequently repurchased) multiplied by the weighted average issue price of the shares sold in a primary offering, and the amount necessary to generate a 6% per year cumulative, noncompounded return on stockholders’ gross investment amount from the Company’s inception through the closing of the merger.
The 6.0% per year cumulative, noncompounded return on gross investment amount is calculated on a daily basis. In making this calculation, gross investment amount is determined for each day during the period for which the 6.0% per year cumulative, noncompounded return is being calculated, including a daily adjustment to reflect shares repurchased by the Company (excluding shares received as a stock dividend which the Company subsequently repurchased). In addition, gross investment amount is reduced by the following: (i) distributions from net sales proceeds, (ii) distributions paid from operating cash flow in excess of a cumulative, noncompounded, annual return of 6.0%, and (iii) distributions from net financing proceeds, except to the extent such distributions would be required to supplement prior distributions paid in order to achieve a cumulative, noncompounded, annual return of 6.0%. Gross investment amount is only reduced as described above; it is not reduced simply because a distribution constitutes a return of capital for federal income tax purposes.
Advance from the Advisor
The Advisor agreed to advance funds to the Company for distribution record dates through the period ended May 31, 2016 and, to the extent and in the amount requested by the Company, to advance funds to the Company equal to an amount up to the cumulative amount of cash distributions declared by the Company for distribution record dates for the period from June 1, 2016 to June 30, 2016. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

(i)
the Company’s modified funds from operations (“MFFO”), as such term is defined by the Investment Program Association and interpreted by the Company, for the immediately preceding month exceeds the amount of cash distributions declared for record dates of such prior month (an “MFFO Surplus”), and the Company will pay the Advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or

(ii)
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
June 30, 2016
(unaudited)

In determining whether Excess Proceeds are available to repay the advance, the Company’s conflicts committee will consider whether cash on hand could have been used to reduce the amount of third-party financing provided to us. If such cash could have been used instead of third-party financing, the third-party financing proceeds will be available to repay the advance.
Reimbursement of Operating Expenses
The Company may reimburse the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and cybersecurity costs. The Advisor may seek reimbursement for employee costs under the Advisory Agreement. At this time, the Company anticipates it will only reimburse the Advisor for its allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. In the future, if the Advisor seeks reimbursement for additional employee costs, such costs may include the Company’s proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. The Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor or its affiliates receive acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits the Advisor or its affiliates may pay to the Company’s executive officers.
The Company reimburses the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform, or the AIP Platform, with respect to certain accounts of the Company’s investors serviced through the AIP Platform.
The Company has entered, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS affiliated entities, an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the period from January 27, 2015 to June 30, 2016. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented and subsequent to June 30, 2016 but before the issuance of the consolidated financial statements are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company has declared and issued the following stock dividends on shares of the Company’s common stock through the filing date of this report:

Declaration Date	Record Date	Issue Date	Amount Declared per Share Outstanding	Total Shares Issued
September 14, 2015	September 30, 2015	October 1, 2015	0.00082192 shares	556
September 14, 2015	October 31, 2015	November 2, 2015	0.00084932 shares	620
October 26, 2015	November 30, 2015	December 1, 2015	0.00082192 shares	1,484
November 30, 2015	December 31, 2015	January 4, 2016	0.00084932 shares	1,883
November 30, 2015	January 31, 2016	February 1, 2016	0.00084932 shares	2,381
January 26, 2016	February 29, 2016	March 1, 2016	0.00076712 shares	2,710
January 26, 2016	March 31, 2016	April 1, 2016	0.00084932 shares	5,424
March 16, 2016	April 30, 2016	May 3, 2016	0.00082192 shares	6,355
March 16, 2016	May 31, 2016	June 1, 2016	0.00084932 shares	7,308
May 11, 2016	June 30, 2016	July 1, 2016	0.00082192 shares	7,101
May 11, 2016	July 31, 2016	August 2, 2016	0.00084932 shares	7,373
During the three and six months ended June 30, 2016, aggregate cash distributions declared per share of Class A common stock were $0.12465726 and $0.24794466 per share of Class A common stock, assuming the share was issued and outstanding each date that was a record date for distributions during the period. No shares of Class T common stock were issued and outstanding as of June 30, 2016. The Company declared cash distributions in the amount of $0.00136986 per share per day based on daily record dates for the period from January 1, 2016 through February 28, 2016 and March 1, 2016 through March 31, 2016. The Company declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from April 1, 2016 through June 30, 2016. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
The Company did not declare any cash distributions or stock dividends during the period from January 27, 2015 to June 30, 2015.
Square Footage, Occupancy and Other Measures
 Any references to square footage, occupancy or annualized base rent are unaudited and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

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
The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of June 30, 2016 and December 31, 2015, the Company had issued 8,639,842 shares of Class A common stock and 2,216,821 shares of Class A common stock, respectively. As of June 30, 2016, there were no Class T shares issued and outstanding.
The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2015 and June 30, 2016, no shares of the Company’s preferred stock were issued and outstanding.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, as amended and restated (the “DRP”), through which common stockholders may elect to reinvest an amount equal to the cash distributions declared on their shares, excluding those distributions that the board of directors designates as ineligible for reinvestment through the DRP, in additional shares of the Company’s common stock in lieu of receiving cash distributions. Purchases pursuant to the DRP will be in the same class of shares as the shares for which such stockholder received the distributions that are being reinvested. Until the Company announces an estimated NAV per share, participants in the DRP will acquire shares of common stock at a price per share equal to 95% of the then-current offering price for shares in the primary portion of an offering (whether in the primary portion of the Private Offering, the Public Offering or a follow-on primary offering and ignoring any discounts that may be available to certain categories of purchasers) or 95% of the most recent offering price in a primary offering if there is no current offering. This DRP offering price was initially $8.455 per share of common stock and increased to $8.598 effective November 19, 2015, $8.740 effective December 3, 2015, $8.835 effective February 4, 2016 and $8.930 effective March 31, 2016, in accordance with the pricing schedule for the Private Offering.
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
As of June 30, 2016, the Company owned two office buildings containing 320,903 rentable square feet, which were collectively 97% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2016:

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$21,303,114	$(760,260)	$20,542,854
Commonwealth Building	06/30/2016	Portland	OR	Office	73,844,114	—	73,844,114
					$95,147,228	$(760,260)	$94,386,968
As of June 30, 2016, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net	Percentage of Total Assets	Annualized Base Rent (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$20,542,854	16.1%	$2,277.218	$22.51	100.0%
Commonwealth Building	Portland, OR	219,742	$73,844,114	57.9%	$5,333,405	$25.22	96.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2016, the leases had remaining terms, excluding options to extend, of up to 10.0 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.6 million and $0.2 million as of June 30, 2016 and December 31, 2015.
During the six months ended June 30, 2016, the Company recognized deferred rent from tenants of $0.1 million. As of June 30, 2016, the cumulative deferred rent balance was $0.3 million and is included in rents and other receivables on the accompanying balance sheets.
As of June 30, 2016, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows:

July 1, 2016 through December 31, 2016	$3,471,166
2017	7,085,156
2018	6,250,399
2019	5,554,550
2020	5,067,624
Thereafter	7,865,000
$35,293,895
As of June 30, 2016, the Company had a concentration of credit risk related to LNH, Inc., a tenant in Von Karman Tech in the computer industry, which represented 12% of the Company’s annualized base rent. The tenant individually occupied 44,892 rentable square feet or approximately 14% of the total rentable square feet of the Company’s real estate portfolio. Its lease expires on June 30, 2023, with two five-year extension options. As of June 30, 2016, the annualized base rent for this tenant was approximately $0.9 million or $20.05 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

As of June 30, 2016, the Company’s real estate properties were leased to approximately 40 tenants over a diverse range of industries. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1)	Percentage of Annualized Base Rent
Professional, scientific and legal	8	$1,974,880	25.9%
Information	5	1,508,800	19.8%
Computer system design and programming	3	1,070,613	14.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2016, no other tenant industries accounted for more than 10% of annualized base rent.
Recent Acquisition
Commonwealth Building
On June 30, 2016, the Company, through an indirect wholly owned subsidiary, acquired an office building containing 219,742 rentable square feet located on approximately 0.46 acres of land in Portland, Oregon (the “Commonwealth Building”). The purchase price of the Commonwealth Building was approximately $68.5 million, net of $0.5 million of closing credits. The Company allocated the purchase price of this property to the fair value of the assets acquired and liabilities assumed. At acquisition, the Company allocated $7.3 million to land, $61.4 million to building and improvements, $5.1 million to tenant origination and absorption costs and $5.3 million to below-market lease liabilities. The intangible assets and liabilities acquired in connection with this acquisition have weighted-average amortization periods as of the date of acquisition of 4.8 years for tenant origination and absorption costs and 4.7 years for below-market lease liabilities.
The Company recorded the real estate acquisition as a business combination and expensed $1.6 million of acquisition costs related to this property for the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2016, the Company recognized $16,000 of total revenues and $6,600 of operating expenses from this property, respectively.

5.	TENANT ORIGINATION AND ABSORPTION COSTS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs and below-market lease liabilities were as follows:

	Tenant Origination and Absorption Costs		Below-Market Lease Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Cost	$7,121,492	$1,987,175	$(5,416,885)	$(122,143)
Accumulated Amortization	(319,738)	(144,599)	14,786	8,932
Net Amount	$6,801,754	$1,842,576	$(5,402,099)	$(113,211)
During the three and six months ended June 30, 2016, the Company recorded $0.1 million and $0.2 million of amortization expense related to tenant origination and absorption costs, respectively, and $4,224 and $9,891 as an increase to rental income related to amortization of below-market lease liabilities, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

6.	NOTES PAYABLE
As of June 30, 2016, the Company’s notes payable consisted of the following:

	Book Value as of June 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of June 30, 2016 (1)	Effective Interest Rate at June 30, 2016 (1)	Payment Type	Maturity Date (2)
Von Karman Tech Center Mortgage Loan (3)	$11,246,790	$16,346,040	One-month LIBOR + 1.90%	2.36%	Interest Only	09/01/2020
Commonwealth Building Mortgage Loan (4)	$41,000,000	—	One-month LIBOR + 2.15%	2.60%	Interest Only	07/01/2021
Notes payable principal outstanding	52,246,790	16,346,040
Deferred financing costs, net	(869,653)	(289,059)
Notes payable, net	$51,377,137	$16,056,981
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2016. Effective interest rate is calculated as the actual interest rate in effect at June 30, 2016 (consisting of the contractual interest rate), using interest rate indices at June 30, 2016, where applicable.
(2) Represents the maturity date as of June 30, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On April 11, 2016, the Company repaid $5.1 million of the Von Karman Tech Center Mortgage Loan principal balance. In connection with the partial repayment of the Von Karman Tech Center Mortgage Loan, the interest rate was reduced from a floating rate of 350 basis points over one-month LIBOR to a floating rate of 190 basis points over one-month LIBOR.
(4) See “— Recent Financing Transaction.”
During the three and six months ended June 30, 2016, the Company incurred $0.1 million and $0.3 million of interest expense, respectively. As of June 30, 2016 and December 31, 2015, $22,087 and $52,142 of interest expense was payable. Included in interest expense during the three and six months ended June 30, 2016 was $15,485 and $30,971 of amortization of deferred financing costs, respectively.
Recent Financing Transaction
Commonwealth Building Mortgage Loan
On June 30, 2016, in connection with the acquisition of the Commonwealth Building, the Company, through an indirect wholly owned subsidiary, entered into a mortgage loan with an unaffiliated lender for borrowings up to $47.4 million, secured by the Commonwealth Building (the “Commonwealth Building Mortgage Loan”). As of June 30, 2016, $41.0 million of the loan had been disbursed to the Company and the remaining $6.4 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The Commonwealth Building Mortgage Loan matures on July 1, 2021, with two one-year extension options, subject to certain terms and conditions contained in the loan documents, and bears interest at a floating rate of 215 basis points over one-month LIBOR. Monthly payments are interest-only. The remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents are due at maturity. The Company has the right to prepay all or a portion of the Commonwealth Building Mortgage Loan commencing July 1, 2017, subject to certain fees and conditions contained in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

KBS GI REIT Properties, LLC (“KBS GI REIT Properties”), the Company’s wholly owned subsidiary, in connection with the Commonwealth Building Mortgage Loan, is providing a guaranty of the payment of certain potential liabilities, costs, losses, damages, fees and expenses incurred by the lender relating to the Commonwealth Building Mortgage Loan as a result of certain intentional actions or omissions of the owner of the property in violation of the loan documents, or certain other occurrences in relation to the Commonwealth Building and/or the owner of the property, including the recovery of certain funds under the loan documents, as further described in the guaranty. KBS GI REIT Properties is also providing a guaranty of the principal balance and any interest or other sums outstanding under the Commonwealth Building Mortgage Loan in the event of: certain bankruptcy, insolvency or related proceedings involving the owner of the property as described in the guaranty; and any transfer of the owner of the property’s interest in the Commonwealth Building in violation of the loan documents or other prohibited transfers and secondary financings related to the Commonwealth Building.

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
Notes payable: The fair value of the Company’s notes payable is estimated using a discounted cash flow analysis based on management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach. The Company classifies these inputs as Level 3 inputs.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

The following were the face value, carrying amount and fair value of the Company’s notes payable as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$52,246,790	$51,377,137	$52,157,850	$16,346,040	$16,056,981	$16,556,729
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

8.	RELATED-PARTY TRANSACTIONS
Pursuant to the Advisory Agreement, the Private Offering Dealer Manager Agreement and the Public Offering Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Private Offering and the Public Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.
In addition, in connection with certain property acquisitions, the Company, through indirect wholly owned subsidiaries, will enter or has entered into separate Property Management Agreements with the Co-Manager, an affiliate of the Advisor.
The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform.
The Advisor and Dealer Manager also serve as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
The Company has entered, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS affiliated entities, an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

During the six months ended June 30, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2016, three months ended June 30, 2015 and for the period from January 27, 2015 to June 30, 2015, and any related amounts payable as of June 30, 2016 and December 31, 2015.

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30, 2016	For the Period from January 27, 2015 to June 30, 2015
	2016	2015			June 30, 2016	December 31, 2015
Expensed
Asset management fees	$38,568	$—	$58,831	$—	$—	$—
Reimbursement of operating expenses (1)	32,834	—	84,361	—	16,526	205,276
Property management fees (2)	9,548	—	17,318	—	—	—
Real estate acquisition fees	1,382,637	—	1,382,637	—	1,382,637	—
Other Arrangement
Advisor advance for cash distributions (3)	681,359	—	1,139,648	—	1,338,145	198,497
Additional Paid-in Capital
Selling commissions	1,152,658	—	2,986,278	—	—	—
Dealer manager fees	391,943	—	1,105,338	—	—	—
Reimbursable other offering costs (4)	33,342	—	358,325	—	276,224	1,030,749
	$3,722,889	$—	$7,132,736	$—	$3,013,532	$1,434,522
_____________________
(1) Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $34,731 and $37,278 for the three and six months ended June 30, 2016, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2016. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) See “Real Estate Property Co-Management Agreement” below.
(3) See Note 2, “Summary of Significant Accounting Policies – Related Party Transactions – Advance from the Advisor.”
(4) See Note 2, “Summary of Significant Accounting Policies – Related Party Transactions – Organization and Offering Costs” for more information related to other offering costs related to the Private Offering and Public Offering.
As of June 30, 2016, the Company had $3,670 due from the Advisor related to a property insurance rebate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

Real Estate Property Co-Management Agreement
On March 9, 2016, the Company entered into a property management agreement (the “ Von Karman Property Management Agreement”) with the Co-Manager, an affiliate of the Advisor, in connection with Von Karman Tech Center. Pursuant to the Von Karman Property Management Agreement, the Co-Manager will provide certain management services related to Von Karman Tech Center in addition to those provided by the third-party property manager. In exchange for these services, the owner of Von Karman Tech Center, the Company’s indirect wholly owned subsidiary (the “Owner”), will pay the Co-Manager a monthly fee equal to 1.5% of the rent, payable and actually collected for the month, from the Von Karman Tech Center. The Co-Manager will generally be responsible for all expenses it incurs in rendering services pursuant to the Von Karman Property Management Agreement. The effective date of the Von Karman Property Management Agreement was January 1, 2016 and the initial term of the Von Karman Property Management Agreement is for one year and will be deemed renewed for successive one-year periods provided it is not terminated. Each party may terminate the Von Karman Property Management Agreement without cause on 30 days’ written notice to the other party and may terminate the Von Karman Property Management Agreement for cause on 5 days’ written notice to the other party upon the occurrence of certain events as detailed in the Von Karman Property Management Agreement.

9.	UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 has been prepared to give effect to the acquisition of the Commonwealth Building as if this acquisition occurred on January 27, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2016	For the Period from January 27, 2015 to June 30, 2015
	2016	2015
Revenues	$2,221,893	$1,450,284	$4,357,608	$2,899,072
Depreciation and amortization	$960,784	$601,650	$1,916,518	$1,197,920
Net loss	$(355,912)	$(96,333)	$(702,193)	$(187,456)
The unaudited pro forma information for the three and six months ended June 30, 2016 was adjusted to exclude $1.6 million of acquisition costs related to the Commonwealth Building incurred by the Company in 2016.

10.	COMMITMENTS AND CONTINGENCIES
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
June 30, 2016
(unaudited)

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

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on April 28, 2016. As of August 8, 2016, the Company had not sold any Class A common stock in the Primary Offering. As of August 8, 2016, the Company had sold 38,412 shares of Class A common stock for gross offering proceeds of $379,515 in the Public Offering pursuant to the DRP. As of August 8, 2016, the Company had sold 15,010 shares of Class T common stock for gross offering proceeds of $150,099 in the Public Offering, including shares sold pursuant to the DRP.
Distributions and Stock Dividends
On July 1, 2016, the Company paid cash distributions of $355,044, which related to Class A cash distributions declared for daily record dates for each day in the period from June 1, 2016 through June 30, 2016. On August 2, 2016, the Company paid cash distributions of $368,003 and $99, which related to Class A and Class T cash distributions declared for daily record dates for each day in the period from July 1, 2016 through July 31, 2016, respectively.
On July 6, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from August 1, 2016 through August 31, 2016, which the Company expects to pay in September 2016. On August 10, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from September 1, 2016 through September 30, 2016, which the Company expects to pay in October 2016, and the period from October 1, 2016 through October 31, 2016, which the Company expects to pay in November 2016. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, reduced by (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
On July 1, 2016, the Company issued 7,101 shares of Class A common stock in connection with stock dividends declared for each share of common stock outstanding on June 30, 2016. On August 2, 2016, the Company issued 7,360 shares of Class A common stock and 13 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on July 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2016
(unaudited)

On July 6, 2016, the Company’s board of directors declared stock dividends of 0.00084932 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on August 31, 2016, which the Company expects to issue in September 2016. On August 10, 2016, the Company’s board of directors declared stock dividends of 0.00082192 shares and 0.00084932 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on September 30, 2016 and October 31, 2016, respectively, which the Company expects to issue in October 2016 and November 2016, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Commonwealth Building Property Co-Management Agreement
On July 18, 2016, the Company entered a property management agreement (the “Commonwealth Property Management Agreement”) with the Co-Manager in connection with the Commonwealth Building. Pursuant to the Commonwealth Property Management Agreement, the Co-Manager will provide certain management services related to the Commonwealth Building in addition to those provided by the third-party property manager. In exchange for these services, the Company will pay the Co-Manager a monthly fee equal to 1.25% of the rent, payable and actually collected for the month, from the Commonwealth Building. The Co-Manager will generally be responsible for all expenses it incurs in rendering services pursuant to the Commonwealth Property Management Agreement. The effective date of the Commonwealth Property Management Agreement was July 1, 2016 and the initial term of the agreement is for one year and will be deemed renewed for successive one year periods provided it is not terminated. Each party may terminate the Commonwealth Property Management Agreement without cause on 30 days’ written notice to the other party and each party may terminate the agreement for cause on five days’ written notice to the other party upon the occurrence of certain events as detailed in the agreement.

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

•
All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager, KBS Management Group, LLC (the “Co-Manager”) and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

•
Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination and management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid and will pay substantial fees to and expenses of our advisor, our dealer manager, the Co-Manager, their affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment. We may also pay significant fees during our listing/liquidation stage.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital). Until the proceeds from our offering stage are fully invested and from time to time during our operational stage, we expect to use proceeds from financings, either from our advisor or a third-party, to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. As of June 30, 2016, all distributions paid have been funded with advances from our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

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

•
We have debt obligations with variable interest rates and may incur additional variable rate debt in the future. The interest and related payments will vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in the “Risk Factors”
section of our Registration Statement on Form S-11 (File No. 333-207471) filed with the Securities and Exchange Commission (the “SEC”), as the same may be amended and supplemented from time to time.
Overview
We were formed on January 12, 2015 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015 and we intend to continue to operate in such a manner. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement. KBS Capital Advisors manages our operations and our portfolio of core real estate properties and real estate-related assets. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. We have no paid employees.
We commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended, on June 11, 2015, pursuant to which we offered a maximum of $105,000,000 of shares of our Class A common stock for sale to certain accredited investors, of which $5,000,000 of Class A shares are being offered pursuant to our distribution reinvestment plan. We ceased offering shares in the primary portion of our private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 for up to 30 days following April 27, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement and was responsible for marketing our shares in the offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2016, we had sold 8,548,759 shares of our Class A common stock for gross offering proceeds of $76.8 million in our private offering, including 74,532 shares of our Class A common stock under our distribution reinvestment plan for gross offering proceeds of $0.7 million.
Additionally, on August 11, 2015, two of the individuals who own and control our sponsor, Charles J. Schreiber, Jr. (who also acts as our chief executive officer, chairman of the board and director) and Peter M. Bren (who also acts as our president), purchased 21,181.2380 and 21,181.2390 shares of our Class A common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The per share purchase price reflects an 8.5% discount to the $8.90 offering price in our private offering in effect on the date of their purchase because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the account of three of his children, and he has disclaimed beneficial ownership of the shares. We issued these shares in private transactions exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.
On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T. We are also offering a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. We are offering to sell any combination of Class A and Class T shares in the public offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between these offerings. The SEC declared our registration effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. The dealer manager is responsible for marketing our shares in the initial public offering. As of June 30, 2016, we had not sold any shares in the initial public offering.
We intend to use substantially all of the net proceeds from our private and public offerings to invest in a diverse portfolio of core real estate properties and real estate-related assets. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which we may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies. As of June 30, 2016, we owned two office buildings.
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
Current conditions in the global capital markets remain volatile. Prior to the June 23, 2016 vote in the United Kingdom in favor of leaving the European Union, economic data and financial market developments suggested that the global economy was improving, although at a slow incremental rate. Growth in most advanced economies remained lackluster, with low potential growth and a gradual closing of output gaps. Prospects remained uneven across emerging markets and developing economies, with some improvement for a few large emerging markets, in particular Brazil and Russia, pointing to a modest upward revision to 2017 global growth relative to the International Monetary Fund’s April 2016 forecast.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The outcome of the U.K. vote, which surprised global financial markets, implies downside risk for the world economy. As a result, the International Monetary Fund recently downgraded the global outlook for 2016 and 2017, despite the better-than-expected performance in early 2016. This downgrade in outlook reflects the expected macroeconomic consequences of a sizable increase in uncertainty, including on the political front. This uncertainty is projected to take a toll on both business and consumer confidence and investment. The initial financial market reaction was severe but generally orderly. As of mid-July 2016, the Great Britain Pound was weakened by about 10 percent since the June 23, 2016 vote; despite some rebound, equity prices are lower in some sectors, especially for European banks; and yields on higher quality assets have declined. Historically low interest rates have been reached in many developed nations.
In the United States, economic growth has been relatively steady and modest. In the United States, first-quarter growth was 0.8%, which was weaker than expected, triggering a downward revision of 0.2% to the 2016 growth forecast. The high-frequency indicators point to a pick up in growth in the U.S. economy in the second quarter and for the remainder of the year, consistent with fading headwinds from a strong U.S. dollar and lower energy sector investment. The impact of Brexit is projected to be muted for the United States, as lower long-term interest rates and a more gradual path of monetary policy normalization in the United States are expected to broadly offset larger corporate spreads, a stronger U.S. dollar, and some decline in confidence in the U.S. economy.
The low interest rate policy of the Federal Reserve Board remains in place. While the U.S. Federal Reserve appeared ready to raise interest rates in in the second half of 2016, increased global geopolitical and economic risks seem to have muted those expectations until late 2016 or early 2017.
Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unknown.
With the backdrop of increasing levels of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Slowing economic growth, poor corporate earnings and increased global geopolitical risks have caused the markets to discount the likelihood of substantial ongoing tightening of monetary policy. This, in turn, has kept the U.S. yield curve near all-time lows.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital. In 2015, commercial real estate transaction volumes increased 23%, making 2015 the second highest level of investment volume, behind only 2007. However, in the first half of 2016, this trend appears to be slowing. Despite international equity capital continuing to flow into the U.S. markets, lenders have cooled to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards have been tightened. This has resulted in lower loan-to-value and coverage ratios. The lack of CMBS lending has added pressure to the situation as CMBS lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in Q4 2015, and has left the door open for another increase at the end of 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty financing new investments and/or refinancing some of our debt obligations prior to or at maturity or we may not be able to finance new investments or refinance existing obligations at terms as favorable as the terms of our existing indebtedness. Financial market conditions have improved from the bottom of the economic cycle, and short-term interest rates in the U.S. have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our proposed operations. We will obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2016, we had raised approximately $76.8 million in gross offering proceeds from the sale of shares of our Class A common stock in our private offering and separate private transactions.
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
As of June 30, 2016, we owned two office properties that were 97% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the six months ended June 30, 2016 were met through cash flow generated by this real estate investment and with proceeds from our private offering.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments will be primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures.
Our advisor advanced funds to us for distribution record dates through the period ended June 30, 2016. We are only obligated to repay our advisor for its advance if and to the extent that:

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation or other non-cash reserves), though we may exceed this limit under certain circumstances. During the early stages of our public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of June 30, 2016, our aggregate borrowings were approximately 46% of our net assets before deducting depreciation or other non-cash reserves.
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
We also pay fees to the Co-Manager, an affiliate of our advisor, for certain property management services related to certain property acquisitions we make and for which we have entered a property management agreement with the Co-Manager.
We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2015. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare cash distributions based on daily record dates and pay cash distributions on a monthly basis. During our offering stage, we also intend to authorize and declare stock dividends based on monthly record dates and to issue stock dividends on a monthly basis. We have not established a minimum distribution level.
Cash Flows from Operating Activities
As of June 30, 2016, we owned two office properties. During the six months ended June 30, 2016, net cash provided by operating activities was $11,384. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $68.5 million for the six months ended June 30, 2016 and consisted primarily of the following:

•	$68.4 million of cash for the acquisition of one real estate property; and

•	$0.1 million of cash for improvements to real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
During the six months ended June 30, 2016, net cash provided by financing activities was $88.1 million and consisted primarily of the following:

•
$35.3 million of net cash provided by debt financing as a result of proceeds from notes payable of $41.0 million, partially offset by principal payments on notes payable of $5.1 million and payments of deferred financing costs of $0.6 million;

•
$52.2 million of net cash provided by offering proceeds related to our private placement offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $5.2 million;

•	$1.1 million of cash advanced from our advisor for cash distributions; and

•	$0.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.6 million.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2016.

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$52,246,790	$—	$—	$11,246,790	$41,000,000
Interest payments on outstanding debt obligations (2)	6,444,078	671,184	2,662,848	2,578,506	531,540
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and interest rate in effect as of June 30, 2016 (consisting of the contractual interest rate). We incurred interest expense of $242,522, excluding amortization of deferred financing costs totaling $30,971 during the six months ended June 30, 2016.
Results of Operations
Overview
The SEC declared the registration statement for our initial public offering effective on April 28, 2016. Prior to this, we conducted a private placement offering exempt from registration under the Securities Act of 1933, as amended, that commenced on June 11, 2015. We ceased offering shares in the primary portion of the private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 for up to 30 days following April 27, 2016. Our results of operations as of June 30, 2016 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment. On June 30, 2016, we acquired our second real estate investment. During the period from January 27, 2015 to June 30, 2015, we had been formed but had not yet commenced any significant operations. As a result, we had no material results of operations for that period.
As of June 30, 2016, we owned two office buildings. Rental income and tenant reimbursements were $0.6 million and $1.2 million for the three and six months ended June 30, 2016, respectively. For the three months ended June 30, 2016, we incurred depreciation and amortization expense of $0.2 million, operating, maintenance and management costs of $0.2 million, real estate taxes and insurance expenses of $0.1 million and interest expense of $0.1 million relating to the mortgage debt on our office buildings. For the six months ended June 30, 2016, we incurred depreciation and amortization expense of $0.4 million, operating, maintenance and management costs of $0.3 million, real estate taxes and insurance expenses of $0.1 million and interest expense of $0.3 million relating to the mortgage loans on our office buildings. We incurred asset management fees of $38,568 and $58,831 for the three and six months ended June 30, 2016, all of which have been paid as of June 30, 2016.
We expect that rental income and tenant reimbursements, depreciation and amortization expense and expenses from operating, maintenance and management, real estate taxes and insurance, interest expense and asset management fees to each increase in future periods as a result of owning the investment acquired in 2016 for an entire period and anticipated future acquisitions of real estate investments.
General and administrative expenses for the three and six months ended June 30, 2016 totaled $0.4 million and $0.6 million, respectively. These general and administrative costs consisted primarily of professional fees, independent director fees, distribution and dividend processing costs and directors and officers insurance expense. We expect general and administrative costs to increase in the future as a result of owning the investment acquired in 2016 for an entire period and anticipated future acquisitions of real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of our acquisition of the Commonwealth Building on June 30, 2016, we incurred $1.6 million of real estate acquisition fees and expenses to affiliates and non-affiliates.
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
During the private offering, there was no limit on the amount of organization and offering costs we could incur and we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of us. As of June 30, 2016, we had recorded $1.5 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, of which $0.3 million is payable to our advisor or its affiliates on behalf of us as of June 30, 2016.
During the initial public offering, pursuant to the advisory agreement and dealer manager agreement for the initial public offering, we are obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs related to the initial public offering (excluding wholesaling compensation expenses) paid by them on our behalf provided such reimbursement would not cause the total organization and offering costs borne by us related to the initial public offering (including selling commissions, dealer manager fees, the stockholder servicing fee and all other items of organization and offering expenses) to exceed 15% of gross offering proceeds raised in the initial public offering as of the date of reimbursement.
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
As of June 30, 2016, the Company had not incurred any organization and offering costs related to the initial public offering and all such costs had been funded by our advisor or our dealer manager. As a result, these organization and offering costs related to the initial public offering are not recorded in our financial statements as of June 30, 2016 because such costs are only a liability of us to the extent organization and offering costs incurred by us in connection with the initial public offering do not exceed 15% of the gross proceeds raised in the initial public offering. Through June 30, 2016, our advisor and its affiliates had incurred organization and offering costs on our behalf in connection with our initial public offering of approximately $2.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flow (used in) provided by operations were as follows for the first and second quarters of 2016:

	Cash Distributions Declared (1)	Cash Distribution Declared Per Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) provided by Operations
Period			Cash	Reinvested	Total
First Quarter 2016	$440,001	$0.123	$117,241	$197,330	$314,571	$(199,188)
Second Quarter 2016	1,004,521	0.125	422,952	439,634	862,586	210,572
	$1,444,522	$0.248	$540,193	$636,964	$1,177,157	$11,384
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through June 30, 2016 were based on daily record dates. We declared cash distributions in the amount of $0.00136986 per share per day based on daily record dates for the period from January 1, 2016 through February 28, 2016 and March 1, 2016 through March 31, 2016. We declared cash distributions on the outstanding shares of all classes of common stock based on daily record dates for the period from April 1, 2016 through June 30, 2016. Distributions for this period were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
(2) Assumes share was issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2016, we paid aggregate distributions of $1.2 million, including $0.6 million of distributions paid in cash and $0.6 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the six months ended June 30, 2016 was $2.2 million. Cash flow provided by operations for the six months ended June 30, 2016 was $11,384. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.2 million of advances from our advisor. See “—Liquidity and Capital Resources” above for a discussion of the terms of the advance from our advisor.
From inception through June 30, 2016, we paid cumulative distributions of $1.3 million and our cumulative net loss during the same period was $2.9 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the six months ended June 30, 2016, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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
Real Estate Acquisition Valuation
We record the acquisition of income-producing real estate as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date.
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
Status of the Offering
We commenced our initial public offering on April 28, 2016. As of August 8, 2016, we had not sold any Class A common stock in the primary portion of the initial public offering. As of August 8, 2016, we had sold 38,412 shares of Class A common stock for gross offering proceeds of $379,515 in the Public Offering pursuant to the distribution reinvestment plan. As of August 8, 2016, we had sold 15,010 shares of Class T common stock for gross offering proceeds of $150,099 in the Public Offering, including shares sold pursuant to the distribution reinvestment plan.
Distributions and Stock Dividends
On July 1, 2016, we paid cash distributions of $355,044, which related to Class A cash distributions declared for daily record dates for each day in the period from June 1, 2016 through June 30, 2016. On August 2, 2016, we paid cash distributions of $368,003 and $99, which related to Class A and Class T cash distributions declared for daily record dates for each day in the period from July 1, 2016 through July 31, 2016, respectively.
On July 6, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from August 1, 2016 through August 31, 2016, which we expect to pay in September 2016. On August 10, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from September 1, 2016 through September 30, 2016, which we expect to pay in October 2016, and the period from October 1, 2016 through October 31, 2016, which we expect to pay in November 2016. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, reduced by (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
On July 1, 2016, we issued 7,101 shares of Class A common stock in connection with stock dividends declared for each share of common stock outstanding on June 30, 2016. On August 2, 2016, we issued 7,360 shares of Class A common stock and 13 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on July 31, 2016.
On July 6, 2016, our board of directors declared stock dividends of 0.00084932 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on August 31, 2016, which we expect to issue in September 2016. On August 10, 2016, our board of directors declared stock dividends of 0.00082192 shares and 0.00084932 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on September 30, 2016 and October 31, 2016, respectively, which we expect to issue in October 2016 and November 2016, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Commonwealth Building Property Co-Management Agreement
On July 18, 2016, we entered a property management agreement (the “Commonwealth Property Management Agreement”) with the Co-Manager in connection with the Commonwealth Building. Pursuant to the Commonwealth Property Management Agreement, the Co-Manager will provide certain management services related to the Commonwealth Building in addition to those provided by the third-party property manager. In exchange for these services, we will pay the Co-Manager a monthly fee equal to 1.25% of the rent, payable and actually collected for the month, from the Commonwealth Building. The Co-Manager will generally be responsible for all expenses it incurs in rendering services pursuant to the Commonwealth Property Management Agreement. The effective date of the Commonwealth Property Management Agreement was July 1, 2016 and the initial term of the agreement is for one year and will be deemed renewed for successive one year periods provided it is not terminated. Each party may terminate the Commonwealth Property Management Agreement without cause on 30 days’ written notice to the other party and each party may terminate the agreement for cause on five days’ written notice to the other party upon the occurrence of certain events as detailed in the agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We will also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level or we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest‑bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At June 30, 2016, we did not have any fixed rate debt or fixed rate real estate loans receivable outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At June 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $52.2 million of variable rate debt outstanding. Based on interest rates as of June 30, 2016, if interest rates were 100 basis points higher during the 12 months ending June 30, 2017, interest expense on our variable rate debt would increase by $0.5 million. As of June 30, 2016, one-month LIBOR was 0.46505% and if this index was reduced to 0% during the 12 months ending June 30, 2017, interest expense on our variable rate debt would decrease by $0.2 million.
The weighted average interest rate of our variable rate debt at June 30, 2016 was 2.55%.  The interest rate represents the actual interest rate in effect at June 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2016 where applicable.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, we conducted a private offering for the sale of a maximum of $105,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on June 11, 2015 (the “Private Offering”). The exemption is available to us because the shares are being offered and sold solely to accredited investors without the use of general solicitation. On April 27, 2016, the Company ceased offering shares in the primary portion of the private offering and processed subscription agreements for the primary private offering for up to 30 days following April 27, 2016 for subscription agreements dated on or before April 27, 2016. $100,000,000 of shares were offered in the primary portion of the Private Offering and were sold at a purchase price of $8.90, $9.05, $9.20, $9.30 or $9.40 per share depending upon the amount of gross proceeds raised in the Private Offering, with discounts available to some categories of purchasers. Shares were sold in the primary portion of the private offering at $8.90 until November 18, 2015, $9.05 from November 19, 2015 to December 2, 2015, $9.20 from December 3, 2015 to February 3, 2016, $9.30 from February 4, 2016 to March 30, 2016, $9.40 from March 31, 2016 to the termination of the Private Offering. The Company is also offering up to $5,000,000 of shares of Class A common stock pursuant to a distribution reinvestment plan under the private offering at a purchase price equal to 95% of the then-current offering price for shares in our primary offering (whether in the primary private offering or a follow-on primary offering and ignoring any discounts that may be available to certain categories of purchasers) or 95% of the most recent offering price in a primary offering if there is no current offering. From inception through August 8, 2016, we had raised approximately $76.8 million related to the sale of 8,548,759 shares of common stock in the private offering and incurred total underwriting expenses of approximately $5.6 million. Of this amount, in the period from January 1, 2016 through June 30, 2016, we sold 6,396,961 shares of common stock in the private offering for gross offering proceeds of $58.0 million and incurred total underwriting expenses of approximately $4.3 million.

b)
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207471) was declared effective under the Securities Act of 1933, covering a public offering of up to $1,500,000,000 in shares of common stock in our primary offering, consisting of two classes of shares: Class A shares at a price of $10.39 per share and Class T shares at $10.00 per share. Both classes of shares have discounts available to certain categories of purchasers. We are also offering of up to $800,000,000 in shares of common stock under our distribution reinvestment plan: Class A shares at a price of $9.88 per share and Class T shares at a price of $9.50 per share. The amount of selling commissions differs among Class A shares and Class T shares, and there is an ongoing stockholder servicing fee with respect to Class T shares sold in the primary initial public offering. We are offering to sell any combination of Class A and Class T shares in our primary offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between the primary offering and our distribution reinvestment plan offering. We commenced our initial public offering on April 28, 2016 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of June 30, 2016, no sales had been made under the offering.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of June 30, 2016, organization and offering costs of $2.9 million have been incurred by our advisor and its affiliates on our behalf in connection with our initial public offering. We will be liable for such costs up to an amount that, when combined with selling commissions, dealer manager fees and the stockholder servicing fee, does not exceed 15% of the gross proceeds of the initial public offering. However, at the termination of our primary initial public offering, our advisor and its affiliates will reimburse us to the extent that the organization and other offering expenses (excluding selling commissions, dealer manager fees and the stockholder servicing fee) paid directly or reimbursed by us in connection with our primary initial public offering exceed 1.0% of gross primary initial public offering proceeds. Our advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary initial public offering to the extent they exceed 1.0% of gross primary initial public offering proceeds as of the termination of the primary initial public offering.
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

Pursuant to the share redemption program, and provided the redeeming stockholder has held his or her shares for at least one year, we will initially redeem shares submitted as an ordinary redemption at 95.0% of the price paid to acquire the shares from us. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus, as supplemented, for our initial public offering. For each class of shares designated, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend. Once we have established an estimated net asset value (“NAV”) per share of our common stock, we will redeem shares submitted in connection with an ordinary redemption at 95.0% of our most recent estimated NAV per share as of the applicable redemption date.
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

•
until we establish an estimated NAV per share, which we expect to be no later than September 25, 2018 (as described above), the redemption price is the amount paid to acquire the shares from us. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus, as supplemented, for our initial public offering. For each class of shares designated, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend; and

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
During the six months ended June 30, 2016, we did not redeem any shares pursuant to our share redemption program because no shares were submitted for redemption. Based on the redemption limitations described above, as of June 30, 2016, there is $53,830 available for eligible redemptions for the remainder of 2016.
Item 3.Defaults upon Senior Securities
None.
Item 4.Mine Safety Disclosures
None.
Item 5.Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.3	Articles Supplementary for Class T Shares, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the Company’s prospectus dated April 28, 2016 and filed with the SEC May 3, 2016

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

4.3	Amended and Restated Distribution Reinvestment Plan, dated March 16, 2016, incorporated by reference to Appendix B to the Company’s prospectus dated April 28, 2016 and filed with the SEC May 3, 2016

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

4.5
Amended and Restated Escrow Agreement, by and between the Company, KBS Capital Markets Group LLC and UMB Bank, N.A. dated as of March 18, 2016, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

10.1
Second Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC dated as of April 28, 2016, incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 12, 2016

10.2	Amendment No. 1 to the Second Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as June 28, 2016

10.3	Purchase and Sale Agreement (relating to the Commonwealth Building), by and between UPI Commonwealth LLC and KBSGI 421 SW 6th Avenue, LLC, dated as of May 6, 2016

10.4
Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing (relating to the Commonwealth Building), by and among KBSGI 421 SW 6th Avenue, LLC, Chicago Title Insurance Company and Metropolitan Life Insurance Company, dated as of June 30, 2016

10.5	Guaranty of Recourse Obligations (relating to the Commonwealth Building), by KBSGI REIT Properties, LLC for the benefit of Metropolitan Life Insurance Company, dated as of June 30, 2016

10.6	Promissory Note (relating to the Commonwealth Building), by KBSGI 421 SW 6th Avenue, LLC for the benefit of Metropolitan Life Insurance Company, dated as of June 30, 2016

10.7
Real Estate Property Co-Management Agreement (relating to the Commonwealth Building), by and among KBSGI 421 SW 6th Avenue, LLC, KBS Capital Advisors LLC and KBS Management Group, LLC, dated as of July 18, 2016

10.8
Dealer Manager Agreement with Form of Selected Dealer Agreement (related to the Public Offering), by and between the Company and KBS Capital Markets Group, dated as of April 28, 2016, incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 12, 2016

PART II. OTHER INFORMATION
Item 6. Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	August 11, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 11, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)