Form 10-Q
period 2016-09-30
KBS Growth & Income REIT, Inc.
filed 2016-11-10
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2016, there were 8,797,752 outstanding shares of Class A common stock and 30,552 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc., respectively.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
September 30, 2016
INDEX

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements	2
		Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	2
		Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2016, Three Months Ended September 30, 2015 and for the Period from January 27, 2015 to September 30, 2015	3
		Consolidated Statements of Stockholders’ Equity for the Period from January 27, 2015 to December 31, 2015 and the Nine Months Ended September 30, 2016 (unaudited)	4
		Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2016 and the Period from January 27, 2015 to September 30, 2015	5
		Condensed Notes to Consolidated Financial Statements as of September 30, 2016 (unaudited)	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
	Item 4.	Controls and Procedures	47
PART II.	OTHER INFORMATION		48
	Item 1.	Legal Proceedings	48
	Item 1A.	Risk Factors	48
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
	Item 3.	Defaults upon Senior Securities	52
	Item 4.	Mine Safety Disclosures	52
	Item 5.	Other Information	52
	Item 6.	Exhibits	53
SIGNATURES			54

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Real estate:
Land	$17,900,000	$10,600,000
Building and improvements	70,153,913	8,833,424
Tenant origination and absorption costs	7,121,492	1,987,175
Total real estate, cost	95,175,405	21,420,599
Less accumulated depreciation and amortization	(1,888,840)	(340,993)
Total real estate, net	93,286,565	21,079,606
Cash and cash equivalents	30,182,865	12,892,900
Rent and other receivables	777,801	305,007
Prepaid expenses and other assets, net	1,291,686	62,100
Total assets	$125,538,917	$34,339,613
Liabilities and stockholders’ equity
Notes payable, net	$51,436,250	$16,056,981
Accounts payable and accrued liabilities	879,675	232,035
Due to affiliates	1,367,808	1,434,522
Distributions payable	359,022	87,679
Below-market leases, net	5,054,163	113,211
Other liabilities	849,784	255,640
Total liabilities	59,946,702	18,180,068
Commitments and contingencies (Note 10)
Redeemable common stock	1,266,624	53,830
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 8,729,360 and 2,216,821 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	87,293	22,168
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 21,092 shares and none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	211	—
Additional paid-in capital	70,725,163	17,078,538
Cumulative distributions and net losses	(6,487,076)	(994,991)
Total stockholders’ equity	64,325,591	16,105,715
Total liabilities and stockholders’ equity	$125,538,917	$34,339,613
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2016	For the Period from January 27, 2015 to September 30, 2015
	2016	2015
Revenues:
Rental income	$2,245,029	$311,196	$3,401,763	$311,196
Tenant reimbursements	168,253	510	247,657	510
Other operating income	28,030	—	28,187	—
Total revenues	2,441,312	311,706	3,677,607	311,706
Expenses:
Operating, maintenance, and management	450,871	74,227	788,471	74,227
Property management fees and expenses to affiliate	23,622	—	40,940	—
Real estate taxes and insurance	175,628	24,543	318,973	24,543
Asset management fees to affiliate	152,904	5,596	211,734	5,596
Real estate acquisition fees to affiliate	—	428,217	1,382,637	428,217
Real estate acquisition fees and expenses	3,500	151,693	232,692	151,693
General and administrative expenses	446,556	64,002	1,032,288	64,475
Depreciation and amortization	1,130,471	113,603	1,575,002	113,603
Interest expense	391,722	110,586	665,214	110,586
Total expenses	2,775,274	972,467	6,247,951	972,940
Other income:
Interest income	30,251	95	104,138	95
Total other income	30,251	95	104,138	95
Net loss	$(303,711)	$(660,666)	$(2,466,206)	$(661,139)

Class A Common Stock:
Net loss	$(303,051)	$(660,552)	$(2,464,543)	$(660,915)
Net loss per common share, basic and diluted	$(0.03)	$(1.66)	$(0.36)	$(3.28)
Weighted-average number of common shares outstanding basic and diluted	8,714,820	397,232	6,821,281	201,415

Class T Common Stock:
Net loss	$(660)	$(114)	$(1,663)	$(224)
Net loss per common share, basic and diluted	$(0.06)	$(1.73)	$(0.43)	$(3.39)
Weighted-average number of common shares outstanding basic and diluted	11,310	66	3,841	66
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Period from January 27, 2015 to December 31, 2015 and the Nine Months Ended September 30, 2016
(unaudited)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, January 27, 2015	20,000	$200	—	$—	$199,800	$—	$200,000
Net loss	—	—	—	—	—	(776,202)	(776,202)
Issuance of common stock	2,194,161	21,941	—	—	19,083,324	—	19,105,265
Transfers to redeemable common stock	—	—	—	—	(53,830)	—	(53,830)
Stock dividends issued	2,660	27	—	—	23,867	(23,894)	—
Distributions declared	—	—	—	—	—	(194,895)	(194,895)
Commissions on stock sales and related dealer manager fees to affiliate	—	—	—	—	(1,085,364)	—	(1,085,364)
Other offering costs to affiliate	—	—	—	—	(1,089,259)	—	(1,089,259)
Balance, December 31, 2015	2,216,821	22,168	—	—	17,078,538	(994,991)	16,105,715
Net loss	—	—	—	—	—	(2,466,206)	(2,466,206)
Issuance of common stock	6,464,634	64,646	21,066	211	58,859,834	—	58,924,691
Transfers to redeemable common stock	—	—	—	—	(1,212,794)	—	(1,212,794)
Stock dividends issued	47,905	479	26	—	484,117	(484,596)	—
Distributions declared	—	—	—	—	—	(2,541,283)	(2,541,283)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,115,667)	—	(4,115,667)
Other offering costs	—	—	—	—	(368,865)	—	(368,865)
Balance, September 30, 2016	8,729,360	$87,293	21,092	$211	$70,725,163	$(6,487,076)	$64,325,591
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30, 2016	For the Period from January 27, 2015 to September 30, 2015
Cash Flows from Operating Activities:
Net loss	$(2,466,206)	$(661,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,575,002	113,603
Property damage loss	134,479	—
Deferred rents	(321,125)	(85,499)
Amortization of below-market leases	(357,827)	(2,977)
Amortization of deferred financing costs	77,034	10,324
Changes in operating assets and liabilities:
Rents and other receivables	(104,169)	(203)
Prepaid expenses and other assets	(231,792)	(135,489)
Accounts payable and accrued liabilities	649,684	119,971
Due to affiliates	(190,154)	186,089
Other liabilities	594,144	224,503
Net cash used in operating activities	(640,930)	(230,817)
Cash Flows from Investing Activities:
Acquisition of real estate	(68,542,363)	(21,276,733)
Improvements to real estate	(75,136)	—
Escrow deposits for future real estate purchase	(1,000,000)	—
Net cash used in investing activities	(69,617,499)	(21,276,733)
Cash Flows from Financing Activities:
Proceeds from notes payable	41,038,800	17,139,371
Proceeds from note payable to affiliate	—	2,630,100
Principal payments on notes payable	(5,125,000)	—
Principal payments on notes payable to affiliate	—	(1,500,000)
Payments of deferred financing costs	(611,565)	(314,868)
Cash distribution advance from affiliate	1,139,648	27,748
Proceeds from issuance of common stock	57,661,897	5,345,000
Payments of commissions on stock sales and related dealer manager fees to affiliate	(4,111,167)	(8,750)
Payments of other offering costs	(1,387,073)	(1,120)
Distributions paid to common stockholders	(1,057,146)	—
Net cash provided by financing activities	87,548,394	23,317,481
Net increase in cash and cash equivalents	17,289,965	1,809,931
Cash and cash equivalents, beginning of period	12,892,900	200,000
Cash and cash equivalents, end of period	$30,182,865	$2,009,931
Supplemental Disclosure of Cash Flow Information
Interest paid	$526,082	$47,459
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$484,596	$—
Increase in other offering costs to affiliates	$—	$797,209
Increase in cash distributions payable	$271,343	$27,748
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,212,794	$—
Increase in proceeds receivable from issuance of common stock	$47,500	$—
Increase in stock dividend payable	$—	$4,939
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

1.	ORGANIZATION
KBS Growth & Income REIT, Inc. (the “Company”) was formed on January 12, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015. Substantially all of the Company’s business is conducted through KBS Growth & Income Limited Partnership (the “Operating Partnership”), a Delaware limited partnership formed on January 14, 2015. The Company is the sole general partner of, and owns a 0.1% partnership interest in, the Operating Partnership. KBS Growth & Income REIT Holdings LLC (“REIT Holdings”), a Delaware limited liability company formed on January 14, 2015, owns the remaining 99.9% partnership interest in the Operating Partnership and is the sole limited partner. The Company is the sole member and manager of REIT Holdings.
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement between the Company and the Advisor initially entered into on June 11, 2015, and amended at various times thereafter (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of core real estate properties and real estate-related assets. On January 27, 2015, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. On June 11, 2015, these outstanding shares of common stock were designated Class A shares of common stock. See Note 3, “Stockholders’ Equity,” for a discussion of the Company’s designation of Class A and Class T common stock.
As of September 30, 2016, the Company had invested in two office buildings. The Company intends to invest in a diverse portfolio of core real estate properties and real estate-related assets, including the acquisition of commercial properties and the acquisition and origination of real estate-related assets. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which the Company may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies.
The Company commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended, on June 11, 2015, pursuant to which the Company offered a maximum of $105,000,000 of shares of its Class A common stock for sale to certain accredited investors (the “Private Offering”), of which $5,000,000 of Class A shares are being offered pursuant to the Company’s distribution reinvestment plan. The Company ceased offering shares in the primary portion of the Private Offering on April 27, 2016 and processed subscriptions for the primary Private Offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Private Offering pursuant to a dealer manager agreement dated June 11, 2015 (the “Private Offering Dealer Manager Agreement”). The Dealer Manager was responsible for marketing the Company’s shares in the Private Offering.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the Company had sold 8,548,919 shares of Class A common stock for gross offering proceeds of $76.8 million in the Private Offering, including 74,692 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million. The Company commenced the Public Offering on April 28, 2016. As of September 30, 2016, the Company had sold 67,514 and 21,066 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $0.9 million, including 58,059 and 66 shares of Class A and Class T common stock under its distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $0.6 million.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
September 30, 2016
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
September 30, 2016
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
September 30, 2016
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance may exceed federally insurable limits. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2015 and September 30, 2016.
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
September 30, 2016
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
September 30, 2016
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The Company records amounts that are redeemable under the share redemption program as redeemable common stock in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed are determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company presents the net proceeds from the current year and prior year distribution reinvestment plan, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
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
The Company records all related party fees as incurred, subject to any limitations described in the respective agreements. The Company had not incurred any disposition fees, subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through September 30, 2016.
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
September 30, 2016
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
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur and the Company was obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for all organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of the Company. During the Public Offering, pursuant to the Advisory Agreement and the Public Offering Dealer Management Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and offering costs related to the Public Offering (excluding wholesaling compensation expenses) paid by them on behalf of the Company provided such reimbursement would not cause the total organization and offering costs borne by the Company related to the Public Offering (including selling commissions, dealer manager fees, the stockholder servicing fee and all other items of organization and offering expenses) to exceed 15% of gross offering proceeds raised in the Public Offering as of the date of reimbursement. The Company reimbursed the Dealer Manager for underwriting compensation in connection with the Private Offering. The Company also reimburses the Dealer Manager for underwriting compensation in connection with the Public Offering as discussed in the prospectus for the Public Offering. The Company also paid or pays directly or reimbursed or reimburses the Dealer Manager for due diligence expenses of broker dealers in connection with the Private Offering and the Public Offering. In addition, the Advisor is obligated to reimburse the Company to the extent organization and offering costs (excluding selling commissions, the dealer manager fee and stockholder servicing fee) borne by the Company and incurred in connection with the Primary Offering exceed 1% of gross proceeds raised in the Primary Offering as of the termination of the Primary Offering.
Through September 30, 2016, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $3.3 million. As of September 30, 2016, the Company had recorded $6,293 of organization and other offering expenses related to the Public Offering, which amounts represent the Company's maximum liability for organization and other offering costs as of September 30, 2016 based on the 1% limitation described above. As September 30, 2016, the Company had recorded $1.5 million of organization and other offering costs related to the Private Offering. Organization costs are expensed as incurred and offering costs are deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
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
Stockholder Servicing Fee
Pursuant to the Public Offering Dealer Manager Agreement, the Company pays the Dealer Manager an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the Primary Offering solely to the extent there is a broker dealer of record with respect to such Class T share that has entered into a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record is in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee will accrue daily and be paid monthly in arrears, and the Dealer Manager will reallow 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share. In addition, no stockholder servicing fee will be paid with respect to Class T shares purchased through the distribution reinvestment plan or issued pursuant to a stock dividend.
The Company records the stockholder servicing fee as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum stockholder servicing fee payable in relation to the Class T share on the date the share is issued. For each share of Class T common stock in the Primary Offering, the maximum stockholder servicing fee equals 4% of the purchase price per share (ignoring any discounts in purchase price that may be available to certain categories of purchasers). The liability will be reduced over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable as a result of any of the following events (i) the date at which aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the Primary Offering in which the Class T share was sold, as calculated by the Company with the assistance of the Dealer Manager after the termination of the Primary Offering in which the Class T share was sold, (ii) a listing of the Company’s common stock on a national securities exchange, (iii) a merger or other extraordinary transaction, and (iv) the date the Class T share associated with the stockholder servicing fee is no longer outstanding such as upon its redemption or the Company’s dissolution.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

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
September 30, 2016
(unaudited)

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
September 30, 2016
(unaudited)

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
Advance from the Advisor
The Advisor advanced funds to the Company for distribution record dates through the period ended May 31, 2016. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The Company has entered, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and operates as such beginning with its taxable year ended December 31, 2015. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to its stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the period from January 27, 2015 to September 30, 2016. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented and subsequent to September 30, 2016 but before the issuance of the consolidated financial statements are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The Company has declared and issued the following stock dividends on shares of the Company’s common stock through the filing date of this report:

Declaration Date	Record Date	Issue Date	Amount Declared per Share Outstanding	Total Shares Issued
September 14, 2015	September 30, 2015	October 1, 2015	0.00082192 shares	556
September 14, 2015	October 31, 2015	November 2, 2015	0.00084932 shares	620
October 26, 2015	November 30, 2015	December 1, 2015	0.00082192 shares	1,484
November 30, 2015	December 31, 2015	January 4, 2016	0.00084932 shares	1,883
November 30, 2015	January 31, 2016	February 1, 2016	0.00084932 shares	2,381
January 26, 2016	February 29, 2016	March 1, 2016	0.00076712 shares	2,710
January 26, 2016	March 31, 2016	April 1, 2016	0.00084932 shares	5,424
March 16, 2016	April 30, 2016	May 3, 2016	0.00082192 shares	6,355
March 16, 2016	May 31, 2016	June 1, 2016	0.00084932 shares	7,308
May 11, 2016	June 30, 2016	July 1, 2016	0.00082192 shares	7,101
May 11, 2016	July 31, 2016	August 2, 2016	0.00084932 shares	7,373
July 6, 2016	August 31, 2016	September 1, 2016	0.00084932 shares	7,396
August 10, 2016	September 30, 2016	October 4, 2016	0.00082192 shares	7,188
August 10, 2016	October 31, 2016	November 2, 2016	0.00084932 shares	7,475
During the three and nine months ended September 30, 2016, aggregate cash distributions declared per share of Class A common stock were $0.12602712 and $0.37397178 per share of Class A common stock, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three months ended September 30, 2015 and the period from January 27, 2015 to September 30, 2015, the Company declared a cash distribution in the amount of $0.04109589 per share of Class A common stock to common stockholders of record as of the close of business on September 30, 2015. During the three and nine months ended September 30, 2016, aggregate cash distributions declared per share of Class T common stock were $0.07353172, assuming the share was issued and outstanding from July 26, 2016 through September 30, 2016. For each day that was a record date for distributions during the three and nine months ended September 30, 2016, distributions were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Each day during the period from January 1, 2016 through February 28, 2016 and March 1, 2016 through September 30, 2016 was a record date for distributions.
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
September 30, 2016
(unaudited)

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company is still evaluating the impact of adopting ASU No. 2014-09 on its financial statements.
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
September 30, 2016
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement);  (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

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
The shares of common stock have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of September 30, 2016 and December 31, 2015, the Company had issued 8,729,360 and 2,216,821 shares of Class A common stock, respectively. As of September 30, 2016, the Company had issued 21,092 shares of Class T common stock.
The Company is authorized to issue one or more classes or series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares and designate the preferences, rights and privileges of such shares. As of December 31, 2015 and September 30, 2016, no shares of the Company’s preferred stock were issued and outstanding.
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, as amended and restated (the “DRP”), through which common stockholders may elect to reinvest an amount equal to the cash distributions declared on their shares, excluding those distributions that the board of directors designates as ineligible for reinvestment through the DRP, in additional shares of the Company’s common stock in lieu of receiving cash distributions. Purchases pursuant to the DRP will be in the same class of shares as the shares for which such stockholder received the distributions that are being reinvested. Until the Company announces an estimated NAV per share, participants in the DRP acquire shares of common stock at a price per share equal to 95% of the then-current offering price for shares in the primary portion of an offering (whether in the primary portion of the Private Offering, the Public Offering or a follow-on primary offering and ignoring any discounts that may be available to certain categories of purchasers) or 95% of the most recent offering price in a primary offering if there is no current offering. This DRP offering price was initially $8.455 per share of common stock and increased to $8.598 effective November 19, 2015, $8.740 effective December 3, 2015, $8.835 effective February 4, 2016 and $8.930 effective March 31, 2016, in accordance with the pricing schedule for the Private Offering.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

4.	REAL ESTATE
As of September 30, 2016, the Company owned two office buildings containing 320,903 rentable square feet, which were collectively 96% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2016:

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$21,305,634	$(978,288)	$20,327,346
Commonwealth Building	06/30/2016	Portland	OR	Office	73,869,771	(910,552)	72,959,219
					$95,175,405	$(1,888,840)	$93,286,565
As of September 30, 2016, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net	Percentage of Total Assets	Annualized Base Rent (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$20,327,346	16.2%	$2,277,218	$22.51	100.0%
Commonwealth Building	Portland, OR	219,742	72,959,219	58.1%	5,333,405	25.61	94.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2016, the leases had remaining terms, excluding options to extend, of up to 9.8 years with a weighted-average remaining term of 4.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.6 million and $0.2 million as of September 30, 2016 and December 31, 2015.
During the nine months ended September 30, 2016 and 2015, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.3 million and $0.1 million, respectively. As of September 30, 2016 and December 31, 2015, the cumulative deferred rent balance was $0.5 million and $0.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

As of September 30, 2016, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows:

October 1, 2016 through December 31, 2016	$1,771,064
2017	7,085,156
2018	6,250,399
2019	5,554,550
2020	5,067,624
Thereafter	7,865,000
$33,593,793
As of September 30, 2016, the Company had a concentration of credit risk related to LNH, Inc., a tenant in Von Karman Tech in the computer industry, which represented 12% of the Company’s annualized base rent. The tenant individually occupied 44,892 rentable square feet or approximately 14% of the total rentable square feet of the Company’s real estate portfolio. Its lease expires on June 30, 2023, with two five-year extension options. As of September 30, 2016, the annualized base rent for this tenant was approximately $0.9 million or $20.05 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
No material tenant credit issues have been identified at this time.
As of September 30, 2016, the Company’s real estate properties were leased to approximately 40 tenants over a diverse range of industries. The Company’s highest tenant industry concentrations (greater than 10% of annualized base rent) were as follows:

Industry	Number of Tenants	Annualized Base Rent (1)	Percentage of Annualized Base Rent
Professional, scientific and legal	8	$1,974,880	25.9%
Information	5	1,508,800	19.8%
Computer system design and programming	3	1,070,613	14.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2016, no other tenant industries accounted for more than 10% of annualized base rent.
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
The Company recorded the real estate acquisition as a business combination and expensed $1.6 million of acquisition costs related to this property for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, the Company recognized $1,780,501 and $1,796,282 of total revenues, respectively and $725,558 and $732,147 of operating expenses from this property, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

5.	TENANT ORIGINATION AND ABSORPTION COSTS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2016 and December 31, 2015, the Company’s tenant origination and absorption costs and below-market lease liabilities were as follows:

	Tenant Origination and Absorption Costs		Below-Market Lease Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cost	$7,121,492	$1,987,175	$(5,416,885)	$(122,143)
Accumulated Amortization	(738,500)	(144,599)	362,722	8,932
Net Amount	$6,382,992	$1,842,576	$(5,054,163)	$(113,211)
During the three and nine months ended September 30, 2016, the Company recorded $0.4 million and $0.6 million of amortization expense related to tenant origination and absorption costs, respectively, and $0.3 million and $0.4 million as an increase to rental income related to amortization of below-market lease liabilities, respectively. During the three months ended September 30, 2015 and the period from January 27, 2015 to September 30, 2015, the Company recorded $48,200 of amortization expense related to tenant origination and absorption costs and $2,977 related to below-market liabilities.

6.	NOTES PAYABLE
As of September 30, 2016, the Company’s notes payable consisted of the following:

	Book Value as of September 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of September 30, 2016 (1)	Effective Interest Rate at September 30, 2016 (1)	Payment Type	Maturity Date (2)
Von Karman Tech Center Mortgage Loan (3)	$11,259,839	$16,346,040	One-month LIBOR + 1.90%	2.42%	Interest Only	09/01/2020
Commonwealth Building Mortgage Loan (4)	41,000,000	—	One-month LIBOR + 2.15%	2.68%	Interest Only	07/01/2021
Notes payable principal outstanding	52,259,839	16,346,040
Deferred financing costs, net	(823,589)	(289,059)
Notes payable, net	$51,436,250	$16,056,981
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2016. Effective interest rate is calculated as the actual interest rate in effect at September 30, 2016 (consisting of the contractual interest rate), using interest rate indices at September 30, 2016, where applicable.
(2) Represents the maturity date as of September 30, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On April 11, 2016, the Company repaid $5.1 million of the Von Karman Tech Center Mortgage Loan principal balance. In connection with the partial repayment of the Von Karman Tech Center Mortgage Loan, the interest rate was reduced from a floating rate of 350 basis points over one-month LIBOR to a floating rate of 190 basis points over one-month LIBOR.
(4) As of September 30, 2016, $41.0 million of term debt was outstanding and $6.4 million remained available for future disbursements, subject to certain terns and conditions set for in the loan documents.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

During the three and nine months ended September 30, 2016, the Company incurred $0.4 million and $0.7 million of interest expense, respectively. During the three months ended September 30, 2015 and the period from January 27, 2015 to September 30, 2015, the Company incurred $0.1 million of interest expense, of which $12,431 relates to a bridge loan from the Advisor. As of September 30, 2016 and December 31, 2015, $114,240 and $52,142 of interest expense was payable, respectively. Included in interest expense during the three and nine months ended September 30, 2016 was $46,064 and $77,034 of amortization of deferred financing costs, respectively. Included in interest expense for the three months ended September 30, 2015 and the period from January 27, 2015 to September 30, 2015 was $10,324 of amortization of deferred financing costs.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

The following were the face value, carrying amount and fair value of the Company’s notes payable as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$52,259,839	$51,436,250	$52,234,638	$16,346,040	$16,056,981	$16,556,729
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
The Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. The insurance program was renewed and is effective through June 30, 2017.
During the nine months ended September 30, 2016 and 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2016, three months ended September 30, 2015 and for the period from January 27, 2015 to September 30, 2015, and any related amounts payable as of September 30, 2016 and December 31, 2015.

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30, 2016	For the Period from January 27, 2015 to September 30, 2015
	2016	2015			September 30, 2016	December 31, 2015
Expensed
Asset management fees	$152,904	$5,596	$211,734	$5,596	$—	$—
Reimbursement of operating expenses (1)	33,220	175,368	117,581	175,368	15,122	205,276
Property management fees (2)	23,622	—	40,940	—	—	—
Real estate acquisition fees	—	428,217	1,382,637	428,217	—	—
Related party interest expense (3)	—	12,431	—	12,431	—	—
Other Arrangement
Advisor advance for cash distributions (4)	—	27,748	1,139,648	27,748	1,338,145	198,497
Additional Paid-in Capital
Selling commissions	9,550	3,250	2,995,829	3,250	—	—
Dealer manager fees	6,100	5,500	1,111,438	5,500	—	—
Stockholder servicing fees (5)	8,400	—	8,400	—	8,248	—
Reimbursable other offering costs (6)	10,540	798,329	368,865	798,329	6,293	1,030,749
	$244,336	$1,456,439	$7,377,072	$1,456,439	$1,367,808	$1,434,522
_____________________
(1) Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $33,121 and $70,399 for the three and nine months ended September 30, 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2016, respectively. The Company did not incur such costs during the three and nine months ended September 30, 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
(2) See “Real Estate Property Co-Management Agreement” below.
(3) Relates to interest expense as a result of a bridge loan from the Advisor. On August 12, 2015, in connection with the acquisition of Von Karman Tech Center, the Company borrowed $2.6 million pursuant to a bridge loan from the Advisor (the “Advisor Bridge Loan”). The principal under the promissory note bore simple interest from the date of the advance at the rate of 5% per annum. On September 3, 2015, the Company repaid $1.5 million of the Advisor Bridge Loan. On November 12, 2015, the Company paid off the remaining outstanding principal balance and interest due under the Advisor Bridge Loan of $1.1 million.
(4) See Note 2, “Summary of Significant Accounting Policies – Related Party Transactions – Advance from the Advisor.”
(5) See Note 2, “Summary of Significant Accounting Policies – Related Party Transactions – Stockholder Servicing Fee.”
(6) See Note 2, “Summary of Significant Accounting Policies – Related Party Transactions – Organization and Offering Costs” for more information related to other offering costs related to the Private Offering and Public Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

Real Estate Property Co-Management Agreement
In connection with its property acquisitions, the Company, through separate indirect wholly owned subsidiaries, entered into separate property management agreements (each, a “Property Management Agreement”) with KBS Management Group, LLC (the “Co-Manager”), an affiliate of the Advisor. Under each Property Management Agreement, the Co-Manager will provide certain management services related to these properties in addition to those provided by the third-party property managers. In exchange for these services, the properties will pay the Co-Manager a monthly fee equal to a percentage of the rent, payable and actually collected for the month from each of the properties. Each Property Management Agreement has an initial term of one year and will be deemed renewed for successive one-year periods provided it is not terminated. Each party may terminate the Property Management Agreement without cause on 30 days’ written notice to the other party and may terminate each Property Management Agreement for cause on 5 days’ written notice to the other party upon the occurrence of certain events as detailed in each Property Management Agreement.

Property Name	Effective Date	Annual Fee Percentage
Von Karman Tech Center	03/09/2016	1.50%
Commonwealth Building	06/30/2016	1.25%

9.	UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 has been prepared to give effect to the acquisition of the Commonwealth Building as if this acquisition occurred on January 27, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2016	For the Period from January 27, 2015 to September 30, 2015
	2016	2015
Revenues	$2,269,820	$1,743,978	$6,627,429	$4,643,050
Depreciation and amortization	$969,232	$778,592	$2,885,751	$1,976,513
Net loss	$(469,516)	$(840,880)	$(1,174,959)	$(1,031,590)
The unaudited pro forma information for the three and nine months ended September 30, 2016 was adjusted to exclude $1.6 million of acquisition costs related to the Commonwealth Building incurred by the Company in 2016.

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
September 30, 2016
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
Status of the Offering
The Company commenced the Public Offering on April 28, 2016. As of November 4, 2016, the Company had sold 121,229 and 30,483 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $1.5 million. Included in these amounts were 97,003 and 208 shares of Class A and Class T common stock under its distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $1.0 million.
Cash Distributions Paid
On October 3, 2016, the Company paid cash distributions of $358,492 and $530, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from September 1, 2016 through September 30, 2016. On November 1, 2016, the Company paid cash distributions of $372,027 and $842, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from October 1, 2016 through October 31, 2016.
On October 11, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from November 1, 2016 through November 30, 2016, which the Company expects to pay in December 2016. On November 9, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from December 1, 2016 through December 31, 2016, which the Company expects to pay in January 2017, and the period from January 1, 2017 through January 31, 2017, which the Company expects to pay in February 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, reduced by (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
Stock Dividends Issued
On October 4, 2016, the Company issued 7,175 shares of Class A common stock and 13 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on September 30, 2016. On November 2, 2016, the Company issued 7,449 shares of Class A common stock and 26 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on October 31, 2016.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2016
(unaudited)

On October 11, 2016, the Company’s board of directors declared stock dividends of 0.00082192 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on November 30, 2016, which the Company expects to issue in December 2016. On November 9, 2016, the Company’s board of directors declared stock dividends of 0.00084932 shares and 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on December 31, 2016 and January 31, 2017, respectively, which the Company expects to issue in January 2017 and February 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Second Amendment to the Advisory Agreement
On November 9, 2016, the Company entered amendment no. 2 to the advisory agreement with the Advisor. Amendment no. 2 provides that the subordinated performance fee due in certain circumstances upon termination of the Advisor will not be paid to the Advisor until investors have actually received distributions in an aggregate amount equal to the sum of their gross investment amount plus a 6.0% per year cumulative, noncompounded return.  Previously the fee was payable out of sales proceeds if hypothetical liquidation proceeds (as defined in the advisory agreement) plus distributions paid through the termination date would equal a return of investors’ gross investment amount plus a 6.0% per year cumulative, noncompounded return.  In addition, amendment no. 2 restricts the Company’s ability to pay a fee based on the performance of the portfolio to a new advisor until the Advisor has received full payment of the subordinated performance fee due upon termination.  In all other respects the terms of the advisory agreement as currently in effect remain unchanged.  The advisory agreement is effective through August 12, 2017; however, either party may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We commenced investment operations on August 12, 2015 in connection with our first investment and we have a limited operating history. We are dependent on our advisor to identify suitable investments and to manage our investments.

•
All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager, our affiliated property manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

•
Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination and management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid and will pay substantial fees to and expenses of our advisor, our dealer manager, the our affiliated property manager, their affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment. We may also pay significant fees during our listing/liquidation stage.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital). Until the proceeds from our offering stage are fully invested and from time to time during our operational stage, we expect to use proceeds from financings, either from our advisor or a third-party, to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. As of September 30, 2016, some of our distributions paid have been funded with advances from our advisor and debt financing. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

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
Overview
We were formed on January 12, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015 and we intend to continue to operate in such a manner. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement. KBS Capital Advisors manages our operations and our portfolio of core real estate properties and real estate-related assets. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. We have no paid employees.
We commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended, on June 11, 2015, pursuant to which we offered a maximum of $105,000,000 of shares of our Class A common stock for sale to certain accredited investors, of which $5,000,000 of Class A shares are being offered pursuant to our distribution reinvestment plan. We ceased offering shares in the primary portion of our private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement and was responsible for marketing our shares in the offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of September 30, 2016, we had sold 8,548,919 shares of our Class A common stock for gross offering proceeds of $76.8 million in our private offering, including 74,692 shares of our Class A common stock under our distribution reinvestment plan for gross offering proceeds of $0.7 million.
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
On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T. We are also offering a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. We are offering to sell any combination of Class A and Class T shares in the public offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between these offerings. The SEC declared our registration effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. The dealer manager is responsible for marketing our shares in the initial public offering. As of September 30, 2016, we had sold 67,514 and 21,066 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $0.9 million, including 58,059 and 66 shares of Class A and Class T common stock under its distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $0.6 million.
We intend to use substantially all of the net proceeds from our private and public offerings to invest in a diverse portfolio of core real estate properties and real estate-related assets. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which we may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies. As of September 30, 2016, we owned two office buildings.
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
We elected to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ended December 31, 2015. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our stockholders. However, we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2015, and we will continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.
Market Outlook – Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Current conditions in the global capital markets remain volatile as we near the end of 2016. Current economic data and financial market developments suggest that the global economy is improving, although at a slow incremental rate. Growth in most advanced economies remains lackluster, with low potential growth expectations now extending into 2017. In this economic environment the central banks of the world’s major economies hold sway over perceived investment opportunities. Quantitative easing in Japan and the Eurozone has carried over into global capital markets and has increased demand for higher risk investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The initial reaction to the U.K. vote to leave the European Union has been somewhat muted, with the exception being the continued downward pressure on the Great Britain Pound (“GBP”). As of mid-October 2016, the GBP had weakened in excess of 20 percent, year-to-date. The new prime minister of the U.K. remains committed to carrying out the decoupling of the U.K. from the European Union. The details of this process remain unclear, and the uncertainty has weighed on both the U.K. and European markets. The European Central Bank has continued to pursue a policy of quantitative easing (QE).
In the United States, real GDP growth accelerated in the third quarter of 2016 to a 2.9% annual rate. This is a marked improvement over the second quarter growth rate of 1.4%. The strong third quarter number is tempered by the fact that a large portion of gross domestic product growth was seen in increased inventories, not through consumer demand. Consumer confidence is currently at a 3 year low. Corporate earnings are also an area of concern, as third quarter reported earnings growth showed a clear sign of slowing. Federal Reserve Board communications have been signaling the increased likelihood of some firming of monetary policy. Many economists expect an increase in rates to occur in early December. The US government bond yield curve has seen a steady increase in yields and is currently no longer sitting at near record lows.
Europe and Japan continue to engage in unconventional monetary policy. Asset purchases and stimulus programs in both regions have driven interest rates and investment yields to new lows. Both regions now have historically low interest rates, with some government and corporate bonds trading with negative yields. While the intent of these policies is to spur economic growth, the size of these programs is unprecedented, and the ultimate impact on those economies and the broader global financial system remains unclear.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With the backdrop of global political conflict, and weaker international economic conditions, the U.S. dollar has remained a safe haven currency. Lenders, however, have continued to cool to the market. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are trying to adjust to the new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While there has been an increase in the amount of capital flowing into U.S. real estate markets, the uncertainty regarding the economic environment has made businesses reluctant to make long-term commitments, as is evidenced by the lower level of business investment and capital expenditures. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates likely will not remain at these historically low levels for the remaining life of many of our investments. In fact, the Federal Reserve increased interest rates in the fourth quarter of 2015, and has left the door open for another increase at the end of 2016. Currently we expect further increases in interest rates, but are uncertain as to the timing and levels. Interest rates have become more volatile as the global capital markets react to increasing economic and geopolitical risks.
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
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our proposed operations. We will obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2016, we had raised approximately $78.0 million in gross offering proceeds from the sale of shares of our Class A common stock in our private offering, separate private transactions and initial public offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Regulatory developments related to the reporting of our estimated value per share under recently effective FINRA and NASD Conduct Rules, and changes to the definition of fiduciary under ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”) may significantly affect our ability to raise substantial additional funds in the public offering.  See Part II, Item 1A “Risk Factors” herein.
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
As of September 30, 2016, we owned two office properties that were 96% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the nine months ended September 30, 2016 were met through cash flow generated by our real estate investments and with proceeds from our private offering.
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
Our advisor advanced funds to us for distribution record dates through the period ended May 31, 2016. We are only obligated to repay our advisor for its advance if and to the extent that:

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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation or other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation or other non-cash reserves), though we may exceed this limit under certain circumstances. During the early stages of our public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of September 30, 2016, our aggregate borrowings were approximately 46% of our net assets before deducting depreciation or other non-cash reserves.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor, our dealer manager and our affiliated property manager. These payments include payments to our dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee, and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. See “—Organization and Offering Costs” below.
During our acquisition and development stage, we will make payments to our advisor in connection with the selection and acquisition or origination of real estate investments, the management of our assets and costs incurred by our advisor in providing services to us. The asset management fee payable to our advisor is a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. The cost of our real estate-related investments and any investments other than real property is calculated as the lesser of: (x) the amount paid or allocated to acquire or fund the investment, including fees and expenses related to the acquisition or origination (but excluding acquisition or origination fees paid or payable to our advisor), and (y) the outstanding principal amount of such investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment.
We also pay fees to the Co-Manager, an affiliate of our advisor, for certain property management services related to certain property acquisitions we make and for which we have entered a property management agreement with the Co-Manager.
We elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2015. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare cash distributions based on daily record dates and pay cash distributions on a monthly basis. During our offering stage, we also intend to authorize and declare stock dividends based on monthly record dates and to issue stock dividends on a monthly basis. We have not established a minimum distribution level.
Cash Flows from Operating Activities
As of September 30, 2016, we owned two office properties. During the nine months ended September 30, 2016, net cash used in operating activities was $0.6 million. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $69.6 million for the nine months ended September 30, 2016 and consisted primarily of the following:

•	$68.5 million of cash for the acquisition of one real estate property;

•	$0.1 million of cash for improvements to real estate; and

•	$1.0 million of escrow deposits for future real estate purchase.
Cash Flows from Financing Activities
During the nine months ended September 30, 2016, net cash provided by financing activities was $87.5 million and consisted primarily of the following:

•
$52.2 million of net cash provided by offering proceeds related to our private placement offering and public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $5.5 million;

•
$35.3 million of net cash provided by debt financing as a result of proceeds from notes payable of $41.0 million, partially offset by principal payments on notes payable of $5.1 million and payments of deferred financing costs of $0.6 million;

•	$1.1 million of cash advanced from our advisor for cash distributions; and

•	$1.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.2 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2016.

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$52,259,839	$—	$—	$11,259,839	$41,000,000
Interest payments on outstanding debt obligations (2)	6,292,112	345,640	2,742,576	2,656,001	547,895
Stockholder servicing fee liability (3)	8,248	658	4,188	3,402	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and interest rate in effect as of September 30, 2016 (consisting of the contractual interest rate). We incurred interest expense of $588,180, excluding amortization of deferred financing costs totaling $77,034 during the nine months ended September 30, 2016.
(3) Stockholder servicing fee is an annual fee of 1.0% of the purchase price per Class T share sold in our primary public offering for services rendered to Class T stockholders by the broker dealer of record after the initial sale of the Class T share. The stockholder servicing fee will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share.
Results of Operations
Overview
The SEC declared the registration statement for our initial public offering effective on April 28, 2016. Prior to this, we conducted a private placement offering exempt from registration under the Securities Act of 1933, as amended, that commenced on June 11, 2015. We ceased offering shares in the primary portion of the private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 through May 30, 2016. Our results of operations as of September 30, 2016 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment. On June 30, 2016, we acquired our second real estate investment. As of September 30, 2016, we owned two office buildings.
Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015
Rental income and tenant reimbursements increased from $0.3 million for the three months ended September 30, 2015 to $2.4 million for the three months ended September 30, 2016. Operating, maintenance, and management increased from $0.1 million for the three months ended September 30, 2015 to $0.5 million for the three months ended September 30, 2016. We incurred property management fees and expenses to affiliate of $23,622 for the three months ended September 30, 2016. Real estate taxes and insurance increased from $24,543 for the three months ended September 30, 2015 to $0.2 million for the three months ended September 30, 2016. Asset management fees to affiliate increased from $5,596 for the three months ended September 30, 2015 to $0.2 million for the three months ended September 30, 2016. Depreciation and amortization increased from $0.1 million for the three months ended September 30, 2015 to $1.1 million for the three months ended September 30, 2016. Interest expense increased from $0.1 million for the three months ended September 30, 2015 to $0.4 million for the three months ended September 30, 2016.
We expect that rental income and tenant reimbursements, operating, maintenance and management, property management fees and expenses to affiliate, real estate taxes and insurance, asset management fees, depreciation and amortization expense and interest expense to each increase in future periods as a result of anticipated future acquisitions of real estate investments.
General and administrative expenses increased from $64,002 for the three months ended September 30, 2015 to $0.4 million for the three months ended September 30, 2016. These general and administrative costs consisted primarily of portfolio legal fees, board of directors fees and portfolio general administrative fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate investments.
As a result of our acquisition of the Von Karman Tech Center on August 12, 2015, we incurred $0.6 million of real estate acquisition fees and expenses to affiliates and non-affiliates during the three months ended September 30, 2015.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the nine months ended September 30, 2016 versus the period from January 27, 2015 to September 30, 2015
Rental income and tenant reimbursements increased from $0.3 million for the period from January 27, 2015 to September 30, 2015 to $3.6 million for the nine months ended September 30, 2016. Operating, maintenance, and management increased from $0.1 million for the period from January 27, 2015 to September 30, 2015 to $0.8 million for the nine months ended September 30, 2016. We incurred property management fees and expenses to affiliate of $40,940 for the nine months ended September 30, 2016. Real estate taxes and insurance increased from $24,543 for the period from January 27, 2015 to September 30, 2015 to $0.3 million for the nine months ended September 30, 2016. Asset management fees to affiliate increased from $5,596 for the period from January 27, 2015 to September 30, 2015 to $0.2 million for the nine months ended September 30, 2016. Depreciation and amortization increased from $0.1 million for the period from January 27, 2015 to September 30, 2015 to $1.6 million for the nine months ended September 30, 2016. Interest expense increased from $0.1 million for the period from January 27, 2015 to September 30, 2015 to $0.7 million for the nine months ended September 30, 2016.
We expect that rental income and tenant reimbursements, operating, maintenance and management, property management fees and expenses to affiliate, real estate taxes and insurance, asset management fees, depreciation and amortization expense and interest expense to each increase in future periods as a result of owning the investment acquired in 2016 for an entire period and anticipated future acquisitions of real estate investments.
General and administrative expenses increased from $64,475 for the period from January 27, 2015 to September 30, 2015 to $1.0 million for the nine months ended September 30, 2016. These general and administrative costs consisted primarily of portfolio legal fees, board of directors fees and portfolio general administrative fees. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate investments.
As a result of our acquisition of the Commonwealth Building on June 30, 2016 and the Von Karman Tech Center on August 12, 2015, we incurred $1.6 million and $0.6 million of real estate acquisition fees and expenses to affiliates and non-affiliates during the nine months ended September 30, 2016 and for the period from January 27, 2015 to September 30, 2015, respectively.
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
During the private offering, there was no limit on the amount of organization and offering costs we could incur and we were obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of us. As of September 30, 2016, we had recorded $1.5 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which have been reimbursed to our advisor or its affiliates as of September 30, 2016.
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
We reimburse our dealer manager (or pay such costs directly) for underwriting compensation in connection with the private offering. We also reimburse our dealer manager for underwriting compensation in connection with the initial public offering as discussed in the prospectus for the initial public offering. We also pay or paid directly or reimburse or reimbursed, and expect to pay directly or reimburse, the dealer manager for due diligence expenses of broker dealers in connection with the private offering and the initial public offering.

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
Through September 30, 2016, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $3.3 million. As of September 30, 2016, the Company had recorded $6,293 of organization and other offering expenses related to the initial public offering, which amounts represent the Company's maximum liability for organization and other offering costs as of September 30, 2016 based on the 1% limitation described above.
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flow (used in) provided by operations were as follows for the first, second and third quarters of 2016:

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2016	$440,001	$0.123	$—	$117,241	$197,330	$314,571	$(199,188)
Second Quarter 2016	1,004,521	0.125	—	422,952	439,634	862,586	210,572
Third Quarter 2016	1,096,761	0.126	0.074	516,953	575,830	1,092,783	(652,314)
	$2,541,283	$0.374	$0.074	$1,057,146	$1,212,794	$2,269,940	$(640,930)
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through September 30, 2016 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
(2) Assumes Class A share was issued and outstanding each day that was a record date for distributions during the period presented. Assumes Class T share was issued and outstanding from July 27, 2016 through September 30, 2016. We had not sold any Class T shares prior to the third quarter of 2016.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2016, we paid aggregate distributions of $2.3 million, including $1.1 million of distributions paid in cash and $1.2 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2016 was $2.5 million. Cash flow used in operations for the nine months ended September 30, 2016 was $0.6 million. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.2 million of advances from our advisor and $1.1 million of debt financing. See “—Liquidity and Capital Resources” above for a discussion of the terms of the advance from our advisor.
From inception through September 30, 2016, we paid cumulative distributions of $2.4 million and our cumulative net loss during the same period was $3.2 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the nine months ended September 30, 2016, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.

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
Status of the Offering
We commenced our initial public offering on April 28, 2016. As of November 4, 2016, we had sold 121,229 and 30,483 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $1.5 million. Included in these amounts were 97,003 and 208 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $1.0 million.
Cash Distributions Paid
On October 3, 2016, we paid cash distributions of $358,492 and $530, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from September 1, 2016 through September 30, 2016. On November 1, 2016, we paid cash distributions of $372,027 and $842, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from October 1, 2016 through October 31, 2016.
On October 11, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from November 1, 2016 through November 30, 2016, which we expect to pay in December 2016. On November 9, 2016, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from December 1, 2016 through December 31, 2016, which we expect to pay in January 2017, and the period from January 1, 2017 through January 31, 2017, which we expect to pay in February 2017. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, reduced by (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
Stock Dividends Issued
On October 4, 2016, we issued 7,175 shares of Class A common stock and 13 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on September 30, 2016. On November 2, 2016, we issued 7,449 shares of Class A common stock and 26 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on October 31, 2016.
On October 11, 2016, our board of directors declared stock dividends of 0.00082192 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on November 30, 2016, which we expect to issue in December 2016. On November 9, 2016, our board of directors declared stock dividends of 0.00084932 shares and 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on December 31, 2016 and January 31, 2017, respectively, which we expect to issue in January 2017 and February 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Second Amendment to the Advisory Agreement
On November 9, 2016, we entered amendment no. 2 to the advisory agreement with KBS Capital Advisors. Amendment no. 2 provides that the subordinated performance fee due in certain circumstances upon termination of the Advisor will not be paid to the Advisor until investors have actually received distributions in an aggregate amount equal to the sum of their gross investment amount plus a 6.0% per year cumulative, noncompounded return.  Previously the fee was payable out of sales proceeds if hypothetical liquidation proceeds (as defined in the advisory agreement) plus distributions paid through the termination date would equal a return of investors’ gross investment amount plus a 6.0% per year cumulative, noncompounded return.  In addition, amendment no. 2 restricts our ability to pay a fee based on the performance of the portfolio to a new advisor until the Advisor has received full payment of the subordinated performance fee due upon termination.  In all other respects the terms of the advisory agreement as currently in effect remain unchanged.  The advisory agreement is effective through August 12, 2017; however, either party may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At September 30, 2016, we did not have any fixed rate debt or fixed rate real estate loans receivable outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At September 30, 2016, we were exposed to market risks related to fluctuations in interest rates on $52.3 million of variable rate debt outstanding. Based on interest rates as of September 30, 2016, if interest rates were 100 basis points higher during the 12 months ending September 30, 2017, interest expense on our variable rate debt would increase by $0.5 million. As of September 30, 2016, one-month LIBOR was 0.53111% and if this index was reduced to 0% during the 12 months ending September 30, 2017, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted average interest rate of our variable rate debt at September 30, 2016 was 2.62%.  The interest rate represents the actual interest rate in effect at September 30, 2016 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2016 where applicable.
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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
In addition to the risks discussed below, please see the risks identified in our Registration Statement on Form S-11 (File No. 333-207471) filed with the SEC, as the same may be amended and supplemented from time to time.
Regulatory developments related to how we report our estimated value per share under recently effective FINRA and NASD Conduct Rules and changes to the definition of “fiduciary” under ERISA and the Code, may significantly affect our ability to raise substantial additional funds in the public offering.
In April 2016, final regulations went into effect that require FINRA members and their associated persons that participate in our public offering to disclose a per share estimated value of our shares developed in a manner reasonably designed to ensure that the per share estimated value is reliable.  As a result, we report the net investment amount of our shares as our estimated value per share, which net investment amount is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table and is effectively the purchase price of our primary offering shares, less the associated selling commission, dealer manager fee, and estimated organization and other offering expenses as shown in our estimated use of proceeds table in the prospectus for the public offering.  Also in April 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). The final regulation and the related exemptions will become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of our shares before that date. These regulatory developments may significantly affect our ability to raise substantial additional funds in the public offering.
We have paid distributions from advances from our advisor and debt financing. In the future we may continue to pay distributions from financings, including an advance from our advisor, and we may not pay distributions solely from our cash flow from operations. To the extent we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through September 30, 2016 have been paid from advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital). We may also fund such distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of debt investments, this will affect our ability to generate cash flow from operations in future periods. To the extent that we pay distributions from sources other than our cash flow from operations, we will have fewer funds available with which to make real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.

For the period from January 27, 2015 through December 31, 2015, we paid aggregate distributions of $107,216, including $53,386 of distributions paid in cash and $53,830 of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with an advance from our advisor. For the period from January 27, 2015 through December 31, 2015, our cash flow from operating activities to distributions paid coverage ratio was 0%. For the nine months ended September 30, 2016, we paid aggregate distributions of $2.3 million, including $1.1 million of distributions paid in cash and $1.2 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.2 million of advances from our advisor and $1.1 million of debt financing. For the nine months ended September 30, 2016, our cash flow from operating activities to distributions paid coverage ratio was 0%.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “- Distributions” herein.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, we conducted a private offering for the sale of a maximum of $105,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on June 11, 2015 (the “Private Offering”). The exemption is available to us because the shares are being offered and sold solely to accredited investors without the use of general solicitation. On April 27, 2016, the Company ceased offering shares in the primary portion of the private offering and processed subscription agreements for the primary private offering for up to 30 days following April 27, 2016 for subscription agreements dated on or before April 27, 2016. $100,000,000 of shares were offered in the primary portion of the Private Offering and were sold at a purchase price of $8.90, $9.05, $9.20, $9.30 or $9.40 per share depending upon the amount of gross proceeds raised in the Private Offering, with discounts available to some categories of purchasers. Shares were sold in the primary portion of the private offering at $8.90 until November 18, 2015, $9.05 from November 19, 2015 to December 2, 2015, $9.20 from December 3, 2015 to February 3, 2016, $9.30 from February 4, 2016 to March 30, 2016, $9.40 from March 31, 2016 to the termination of the Private Offering. The Company is also offering up to $5,000,000 of shares of Class A common stock pursuant to a distribution reinvestment plan under the private offering at a purchase price equal to 95% of the then-current offering price for shares in our primary offering (whether in the primary private offering or a follow-on primary offering and ignoring any discounts that may be available to certain categories of purchasers) or 95% of the most recent offering price in a primary offering if there is no current offering. From inception through November 4, 2016, we had raised approximately $76.8 million related to the sale of 8,548,972 shares of common stock in the private offering and incurred total underwriting expenses of approximately $5.6 million. Of this amount, in the period from January 1, 2016 through September 30, 2016, we sold 6,397,174 shares of common stock in the private offering for gross offering proceeds of $58.0 million and incurred total underwriting expenses of approximately $4.3 million.

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

We commenced our initial public offering on April 28, 2016 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of September 30, 2016, we had sold 67,514 and 21,066 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $0.9 million, including 58,059 and 66 shares of Class A and Class T common stock, respectively, under our distribution reinvestment plan for aggregate gross offering proceeds of $0.6 million.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of September 30, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

	Amount
Type of Expense Amount	(in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$24,050	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	6,292	Actual
Total expenses for the issuer's account	$30,342

Percentage of offering proceeds used to pay or reimburse affiliates for the expenses above	3.5%	Actual
_____________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share.    Our dealer manager will reallow all of the stockholder servicing fee paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of September 30, 2016, we had incurred approximately $8,400 in stockholder servicing fees, which is the maximum amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of September 30, 2016, KBS Capital Advisors and its affiliates had incurred an additional $3.3 million in organization and other offering costs on our behalf in connection with our initial public offering.
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
As of September 30, 2016, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $89.8 million in two office properties, including $2.2 million of acquisition fees and closing costs.

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
Upon a transfer of shares any pending redemption requests with respect to such transferred shares will be canceled as of the date the transfer is accepted by the Company.  Stockholders wishing to continue to have a redemption request related to any transferred shares considered by the Company must resubmit their redemption request.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the nine months ended September 30, 2016, we did not redeem any shares pursuant to our share redemption program because no shares were submitted for redemption. Based on the redemption limitations described above, as of September 30, 2016, there is $53,830 available for eligible redemptions for the remainder of 2016.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
On November 9, 2016, we entered amendment no. 2 to the advisory agreement with KBS Capital Advisors LLC (the “Advisor”). Amendment no. 2 provides that the subordinated performance fee due in certain circumstances upon termination of the Advisor will not be paid to the Advisor until investors have actually received distributions in an aggregate amount equal to the sum of their gross investment amount plus a 6.0% per year cumulative, noncompounded return.  Previously the fee was payable out of sales proceeds if hypothetical liquidation proceeds (as defined in the advisory agreement) plus distributions paid through the termination date would equal a return of investors’ gross investment amount plus a 6.0% per year cumulative, noncompounded return.  In addition, amendment no. 2 restricts our ability to pay a fee based on the performance of the portfolio to a new advisor until the Advisor has received full payment of the subordinated performance fee due upon termination.  In all other respects the terms of the advisory agreement as currently in effect remain unchanged.  The advisory agreement is effective through August 12, 2017; however, either party may terminate the advisory agreement without cause or penalty upon providing 60 days’ written notice.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.3	Articles Supplementary for Class T Shares, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

4.1	Form of Subscription Agreement, incorporated by reference to Appendix A to the Company’s prospectus dated April 28, 2016 and filed May 3, 2016

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

4.3	Amended and Restated Distribution Reinvestment Plan, dated March 16, 2016, incorporated by reference to Appendix B to the Company’s prospectus dated April 28, 2016 and filed May 3, 2016

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

4.5
Amended and Restated Escrow Agreement, by and between the Company, KBS Capital Markets Group LLC and UMB Bank, N.A. dated as of March 18, 2016, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

10.1
Real Estate Property Co-Management Agreement (related to the Commonwealth Building), by and among KBSGI 421 SW 6th Avenue, LLC, KBS Capital Advisors LLC and KBS Management Group, LLC, dated as of July 18, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 11, 2016

10.2
Contract of Purchase and Sale (related to the Offices at Greenhouse), by and between Greenhouse Office Investors I, LLC and KBS Capital Advisors LLC, dated as of September 19, 2016, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-207471) filed September 27, 2016

10.3
Assignment and Assumption of Contract of Purchase and Sale (related to the Offices at Greenhouse), by and between KBS Capital Advisors LLC and KBSGI Offices at Greenhouse, LLC dated as of September 21, 2016, incorporated by reference to Exhibit 10.31 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration statement on Form S-11 (No. 333-207471) filed September 27, 2016

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

KBS GROWTH & INCOME REIT, INC.

Date:	November 10, 2016	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 10, 2016	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)