Form 10-K
period 2016-12-31
KBS Growth & Income REIT, Inc.
filed 2017-03-09
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(949) 417-6500
(Registrant’s Telephone Number, Including Area Code)
______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:
None
________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. The Registrant commenced an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-207471) on April 28, 2016. The Registrant is currently offering shares at $10.39 per share of Class A common stock and $10.00 per share of Class T common stock with discounts available for each class of common stock.
There were approximately 8,597,441 shares of Class A common stock and no shares of Class T common stock held by non-affiliates as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 6, 2017, there were 8,952,199 outstanding shares of Class A common stock and 211,774 outstanding shares of Class T common stock of the Registrant.

FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Growth & Income REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We commenced investment operations on August 12, 2015 in connection with the acquisition of our first investment and we have a limited operating history. We are dependent on KBS Capital Advisors LLC (“KBS Capital Advisors”), our advisor to identify suitable investments and to manage our investments.

•
All of our executive officers, our affiliated director and other key real estate and debt finance professionals are also officers, an affiliated director, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager, our affiliated property manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in unanticipated actions.

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

•
Our advisor and its affiliates receive fees in connection with transactions involving the purchase or origination and management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid and will pay substantial fees to and expenses of our advisor, our dealer manager, our affiliated property manager, their affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment. We may also pay significant fees during our listing/liquidation stage.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital). Until the proceeds from our offering stage are fully invested and from time to time during our operational stage, we expect to use proceeds from financings, either from our advisor or a third-party, to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. As of December 31, 2016, all of our distributions paid have been funded with debt financing, including an advance from our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

•
If we are unable to locate investments with attractive yields while we are investing the proceeds raised in our offering stage, our distributions and the long-term returns of our investors may be lower.

•
Our policies do not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), and we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our aggregate borrowings would exceed this limit. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
Overview
KBS Growth & Income REIT, Inc. (the “Company”) was formed on January 12, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Growth & Income Limited Partnership, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We conduct our business through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement. KBS Capital Advisors manages our operations and our portfolio of core real estate properties and real estate-related assets. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. We have no paid employees.
We commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended, on June 11, 2015, pursuant to which we offered a maximum of $105,000,000 of shares of our Class A common stock for sale to accredited investors, of which $5,000,000 of Class A shares are being offered pursuant to our distribution reinvestment plan. We ceased offering shares in the primary portion of our private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement and was responsible for marketing our shares in the offering.
As of December 31, 2016, we had sold 8,548,972 shares of our Class A common stock for gross offering proceeds of $76.8 million in our private offering, including 74,744 shares of our Class A common stock under our distribution reinvestment plan for gross offering proceeds of $0.7 million.
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
On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T. We are also offering a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. We are offering to sell any combination of Class A and Class T shares in the public offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between these offerings. The SEC declared our registration effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. The dealer manager is responsible for marketing our shares in the initial public offering. As of December 31, 2016, we had sold 162,401 and 93,918 shares of Class A and Class T common stock in the public offering, respectively, for aggregate gross offering proceeds of $2.6 million, including 116,318 and 319 shares of Class A and Class T common stock under its distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $1.2 million.
We intend to use substantially all of the net proceeds from our private and public offerings to invest in a diverse portfolio of core real estate properties and real estate-related assets. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which we may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies. As of December 31, 2016, we owned three office buildings.
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

Objectives and Strategies
Our primary investment objectives are to preserve and return our stockholders’ capital contributions and to provide our stockholders with attractive and stable cash distributions. We will also seek to realize growth in the value of our investments by timing asset sales to maximize asset value.
2016 Investment Highlights
During 2016, we acquired:

•	one office property consisting of 219,742 rentable square feet located in Portland, Oregon for $69.0 million plus closing costs; and

•	one office property consisting of 203,221 rentable square feet located in Houston, Texas for $47.0 million plus closing costs.
Real Estate Portfolio
We have invested in and expect to continue to invest in core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. In many cases, these core properties will have slightly higher (10% to 20%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
We expect to focus our investments in real properties in office properties located throughout the United States. The primary types of office properties we intend to invest in include low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation. In addition, we may consider acquiring industrial properties (including warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties) and retail properties.
We will generally hold fee title or a long-term leasehold estate in the properties we acquire. We may also invest in or acquire operating companies or other entities that own and operate assets that meet our investment objectives. We may also participate with other entities (including affiliated entities) in property ownership through joint ventures, limited liability companies, partnerships and other types of common ownership.
Our advisor intends to diversify our real estate property investments by investment type, geographic region, investment size and investment risk.
We generally intend to hold our core real estate properties for three to seven years. However, economic and market conditions may influence us to hold our properties for different periods of time. We generally expect that as we move toward the end of our offering stage the hold period of assets we will consider will be shorter. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
We also may make investments in real estate-related loans, including first and second mortgage loans, mezzanine loans, B-Notes, bridge loans, convertible mortgages, wraparound mortgage loans, construction mortgage loans and participations in such loans. We may structure, underwrite and originate some of the debt products in which we invest. Our underwriting process will involve comprehensive financial, structural, operational and legal due diligence to assess the risks of investments so that we can optimize pricing and structuring. By originating loans directly, we will be able to efficiently structure a diverse range of products. For instance, we may sell some components of the debt we originate while retaining attractive, risk-adjusted strips of the debt for ourselves. Our advisor will source our debt investments.

We may also invest in debt and equity securities. The debt securities in which we may invest include commercial mortgage-backed securities (“CMBS”) and debt securities issued by other real estate companies. While we may invest in any of these debt-related investments, we expect that the majority of these investments will be CMBS. With respect to equity securities, we may purchase the common or preferred stock of REITs or other real estate companies or options to acquire their stock. We may purchase the stock of a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds raised during our offering stage, or to represent a substantial portion of our assets at any one time.
We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
We acquired our first real estate property on August 12, 2015. As of December 31, 2016, our real estate portfolio was composed of three office buildings containing 524,124 rentable square feet, which were collectively 96% occupied. For more information on our real estate investments, including tenant information, see Part 1, Item 2, “Properties.”
The following charts illustrate the geographic diversification of our real estate properties based on total leased square feet and total annualized base rent as of December 31, 2016:

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 69.4% of our total annualized base rent as of December 31, 2016. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2016:

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 4% of total.
Financing Objectives
We financed our real estate acquisitions to date with a combination of the proceeds received from our terminated private offering, our ongoing initial public offering and debt. We may use proceeds from borrowings to finance acquisitions of new properties or assets or for originations of new loans; to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio. We may elect to secure financing subsequent to the acquisition date of real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties and other investments, our ability to acquire additional real estate investments will be restricted.
We expect to borrow funds at fixed and variable rates. As of December 31, 2016, we had debt obligations in the aggregate principal amount of $82.8 million, with a weighted-average remaining term of 3.9 years. We have a total of $82.8 million of variable rate notes payable. The interest rate and weighted-average interest rate of our variable rate debt as of December 31, 2016 was 2.8%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2016, where applicable.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2016 (in thousands):

2017	$—
2018	—
2019	30,550
2020	11,260
2021	41,000
Thereafter	—
$82,810

We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. During the early stages of our public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2016, our aggregate borrowings were approximately 57% of our net assets before deducting depreciation and other non-cash reserves.
Market Outlook - Real Estate and Real Estate Finance Markets
The following discussion is based on management’s beliefs, observations and expectations with respect to the real estate and real estate finance markets.
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and the Eurozone is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 91 months (as of year-end 2016), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In December 2016 the U.S. Federal Reserve (the “FED”) increased interest rates for the second time since the 2008 - 2009 financial crisis. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for the cycle. Real GDP growth has averaged approximately 2% per year over the past 2 years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, particularly from China. With the backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar has remained a safe haven currency. The volume of available capital that is seeking “core” properties has helped to push the pricing of some assets past prior peaks, making some markets look expensive. Reduced leverage ratios have shifted more risk toward the equity investor. Traditional sources of capital are favoring a “risk-off” approach, where investors’ appetite for risk falls, when valuing investments. Investors acquiring properties are extremely selective, with cap rate compression having spread into secondary markets over the last two years. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
A major factor contributing to the strength of the real estate cycle is the difficulty of securing construction financing. Lack of construction financing is effectively keeping an oversupply of commercial real estate, which is typical late in a real estate cycle, from emerging. Bank regulators and new risk-based capital guidelines have enforced discipline in lending, which has helped reduce new construction.
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, the uncertainty regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED increased interest rates in the fourth quarter of 2015 and again in December 2016. The real estate and finance markets anticipate further rate increases as long as the economy remains strong. If this trend continues, management will review our debt financing strategies to optimize the cost of our debt exposure.

Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty financing new investments and/or refinancing some of our debt obligations prior to or at maturity or we may not be able to finance new investments or refinance existing obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
Economic Dependency
We are dependent on our advisor and our dealer manager for certain services that are essential to us, including the sale of our shares of common and, if applicable, preferred stock available for issue; identification, evaluation, negotiation, acquisition or origination and disposition of investments; management of the daily operations and leasing of our portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide these services, we will be required to obtain such services from other sources.
Competitive Market Factors
The U.S. commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders. All of our real estate acquisitions are subject to Phase I environmental assessments prior to the time they are acquired.
Employees
We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.  Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6501 and http://www.kbsgireit.com, respectively.
Industry Segments
As of December 31, 2016, we had invested in three office buildings. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.

Available Information
Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.kbsgireit.com, through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS
The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Risks Related to an Investment in Our Common Stock
Because no public trading market for our shares currently exists, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, they will likely sell them at a substantial discount to our initial public offering price.
No public market currently exists for our shares, and we have no plans at this time to list our shares on a national securities exchange. Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date or at all, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date or at all. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. Any sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. In addition, certain KBS-sponsored non-traded REITs have amended their share redemptions programs to limit redemptions to Special Redemptions, provide a dollar limit on the amount of redemptions that may be honored and been unable to honor redemption requests received in certain periods due to limits adopted by their respective board of directors. With respect to certain KBS-sponsored non-traded REITs that have suspended or amended their share redemption programs, see the risks discussed under the heading “Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.” Investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of our shares.
We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments. If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions will depend upon the performance of our advisor in the acquisition or origination of our investments, including the determination of any financing arrangements. We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of their investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

We also depend upon the performance of our property managers, including our affiliated property manager, in the selection of tenants and negotiation of leasing arrangements. The highly competitive U.S. commercial real estate industry has created increased pressure on real estate investors and their property managers to find new tenants and keep existing tenants. In order to do so, we may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. We are also subject to competition in seeking to acquire real estate-related investments. The more shares we sell during our offering stage, the greater our challenge will be to invest the net offering proceeds on attractive terms. Our investors must rely entirely on the management abilities of our advisor, our affiliated property manager, the property managers our advisor selects and the oversight of our board of directors. We can give no assurance that our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our advisor makes investments on our behalf, our objectives will be achieved. If we, through our advisor, are unable to find suitable investments promptly, we will hold the proceeds from our initial public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions, we may not be able to meet our investment objectives and our stockholders may experience a lower return on their investment.
If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and the long-term returns to our stockholders to be lower.
We could suffer from delays in locating suitable investments. The more shares we sell in our initial public offering, the more difficult it will be to invest the net offering proceeds promptly and on attractive terms. Therefore, the large size of our initial public offering increases the risk of delays in investing our net offering proceeds. Our reliance on our advisor, and the real estate and debt finance professionals that our advisor retains to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other KBS-sponsored programs or KBS-advised investors could also delay the investment of the proceeds of our initial public offering. Further, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Delays we encounter in the selection, acquisition and development of income-producing properties or the acquisition or origination of other real estate investments would likely limit our ability to pay distributions to our stockholders and reduce their overall returns.
Disruptions in the financial markets and uncertain economic conditions could continue to adversely impact the commercial mortgage market as well as the market for real estate-related debt investments generally, which could hinder our ability to implement our business strategy and generate returns to our stockholders.
The returns available to investors generated by real estate-related investments are determined by: (i) the supply and demand for such investments; (ii) the terms we are able to negotiate for our investments; (iii) the performance of the assets underlying the investments; and (iv) the existence of a market for such investments, which includes the ability to sell or finance such investments.
During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors on new investments will decrease. Conversely, a lack of liquidity will cause the returns available to investors on new investments to increase.
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and the Eurozone is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 91 months (as of year-end 2016), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In December 2016 the U.S. Federal Reserve (the “FED”) increased interest rates for the second time since the 2008 financial crisis. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, or overheating, the primary symptom of trouble ahead for the cycle. Real GDP growth has settled in at approximately 2% per year, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.

The U.S. commercial real estate market continues to benefit from inflows of foreign capital, particularly from China. With the backdrop global political conflict, and stabilizing international economic conditions, the U.S. dollar has remained a safe haven currency. The volume of available capital that is seeking “core” properties has helped to push the pricing of some assets past prior peaks, making some markets look expensive. Reduced leverage ratios have shifted more risk toward the equity investor. Traditional sources of capital are favoring a “risk-off” approach, where investors’ appetite for risk falls, when valuing investments. Investors acquiring properties are extremely selective, with cap rate compression having spread into secondary markets over the last two years. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have been tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
A major factor contributing to the strength of the real estate cycle is the difficulty of securing construction financing. Lack of construction financing is effectively keeping an oversupply of commercial real estate, which is typical late in a real estate cycle, from emerging. Bank regulators and new risk-based capital guidelines have enforced discipline in lending, which has helped reduce new construction.
Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values and our ability to secure debt financing, service future debt obligations, or pay distributions to our stockholders.
We have relied on debt financing to finance our real estate properties and we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness and we also may be unable to obtain additional debt financing on attractive terms or at all. If we are not able to refinance our existing indebtedness on attractive terms at the various maturity dates, we may be forced to dispose of some of our assets. Recent financial market conditions have improved from the bottom of the economic cycle, but material risks are still present. Market conditions can change quickly, which could negatively impact the value of our assets.
Disruptions in the financial markets and continued uncertain economic conditions could adversely affect the values of our investments. Lending activity only recently increased; however, it remains uncertain whether the capital markets can sustain the current transaction levels. Any disruption to the debt and capital markets could result in fewer buyers seeking to acquire commercial properties and possible increases in capitalization rates and lower property values. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio and in the collateral securing our loan investments, which could have the following negative effects on us:

•	the values of our investments in commercial properties could decrease below the amounts paid for such investments;

•	the value of collateral securing our loan investments could decrease below the outstanding principal amounts of such loans;

•
revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to pay distributions or meet our debt service obligations on debt financing; and/or

•
revenues generated by the properties and other assets underlying our loan investments could decrease, making it more difficult for the borrowers to meet their payment obligations to us, which could in turn make it more difficult for us to pay distributions or meet our debt service obligations on debt financing.

All of these factors could reduce our stockholders’ return and decrease the value of an investment in us.

Because our stockholders will not have the opportunity to evaluate all additional investments we may make before we make them, we are considered to be a “blind pool.” We may make investments with which our stockholders do not agree.
As of December 31, 2016, we owned three office buildings and, except as described in a supplement to our prospectus, we had not acquired or identified any additional real estate investments that it is reasonably probable we will acquire or originate with the proceeds from our offering stage. As a result, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from our offering stage, after the payment of fees and expenses, in real estate investments. Our board of directors and our advisor have broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants, managers or borrowers. As a result, our stockholders must rely on our board of directors and our advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which our stockholders do not agree.
If we do not raise significant proceeds in our initial public offering, we will be limited in the number and type of investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we acquire and cause our general and administrative expenses to constitute a greater percentage of our revenue.
Our common stock is being offered on a “best efforts” basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any of our shares. As a result, there is no assurance that we will raise significant proceeds during our offering stage, and the amount of proceeds we raise during our offering stage may be substantially less than the amount we would need to achieve a fully diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the type, number, size and geographic location of investments that we make. In that case, the likelihood that any single property’s performance would adversely affect our profitability will increase. If most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate market in that area. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds during our offering stage. Our inability to raise significant funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to pay distributions to our stockholders.
If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
While we intend to diversify our portfolio of investments in the manner described in our prospectus, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in certain asset types that are subject to higher risk of foreclosure or are located in a limited number of geographic locations, or secured by assets concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.
We have a limited operating history and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.
We were incorporated in the State of Maryland on January 12, 2015 and commenced investment operations in August 2015 in connection with the acquisition of our first office property. As of December 31, 2016, we owned three office buildings. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies described in our prospectus. We can provide no assurance that our performance will replicate the past performance of other KBS-sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS-sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.

Because we depend upon our advisor and its affiliates to conduct our operations, adverse changes in the financial health of our advisor or its affiliates could cause our operations to suffer.
We depend on KBS Capital Advisors to manage our operations and our portfolio of assets. Our advisor depends upon the fees and other compensation that it receives from us and that it receives from KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and any future KBS-sponsored programs that it advises in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes to our relationship with, or the financial condition of, our advisor and its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.
Our dealer manager may not be successful in conducting our initial public offering through a network of broker dealers, which would adversely impact our ability to implement our investment strategy.
We have retained KBS Capital Markets Group, an affiliate of our advisor, to conduct our initial public offering. The success of this offering, and our ability to implement our business strategy, depends upon the ability of KBS Capital Markets Group to grow and maintain a network of broker-dealers to sell our shares to their clients.  Broker-dealers in this network have a choice of numerous competing real estate investment trust offerings, many with similar investment objectives, to recommend to their clients, which may make selling our shares to their clients more difficult.  In addition, we are adding an online distribution channel pursuant to which potential investors may buy our shares through a registered broker-dealer online.  Our online distribution channel is new and unproven.  Some broker-dealers in the network that our dealer manager has established for our initial public offering may decide not to participate in an offering that includes an online distribution channel, potentially making the success of our offering more reliant on our online distribution channel.  If KBS Capital Markets Group is not successful in growing, operating and managing this network of broker-dealers, or if we do not successfully integrate an online distribution channel into our offering, our ability to raise proceeds through our initial public offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.
Investors in our initial public offering will experience immediate dilution of their investment in us primarily because (i) any upfront fees paid in connection with the sale of our shares reduce the proceeds to us, (ii) approximately 8,611,335 shares of our Class A common stock were sold at a weighted average purchase price of approximately $8.98 per share for weighted average net proceeds of approximately $8.30 per share in private transactions, and (iii) significant organization and other offering expenses were paid in connection with our private offering.
Stockholders who purchase shares in our initial public offering will incur immediate dilution of their investment in us. This is primarily because of the reasons discussed herein. We generally pay upfront fees, including selling commissions, dealer manager fees and organization and other offering expenses in connection with our initial public offering that are not available for investment in real estate. In addition, we sold approximately 8,611,335 shares of our Class A common stock at a weighted average purchase price of approximately $8.98 per share, which is substantially below the purchase price of our Class A common stock in our initial public offering, for which we received weighted average net proceeds of approximately $8.30 per share in private transactions. Further, organization and offering expenses in our private offering were not subject to a cap and through March 24, 2016, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions and dealer manager fees) on our behalf in connection with our private offering of approximately $1,198,000. To date, we have reimbursed all of these expenses. To the extent our investments in three office buildings have not offset the dilutive effect of the incurrence of organization and offering expenses and the sale of Class A shares prior to commencement of our initial public offering at a purchase price of less than the purchase price in our initial public offering; the current value per share for investors purchasing our stock in our initial public offering will be below the current offering price.

Because the current offering prices for our Class A and Class T shares in our initial public offering exceed the net tangible book value per share, investors in our initial public offering will experience immediate dilution in the net tangible book value of their shares.
We are currently offering shares of our Class A common stock and our Class T common stock in our initial public offering at $10.39 and $10.00 per share, respectively, with discounts available as described in our prospectus. We are also offering shares of our common stock pursuant to our distribution reinvestment plan at a price of $9.88 per share of Class A common stock and at a price of $9.50 per share of Class T common stock. Our current public offering prices for our Class A and Class T shares exceed our net tangible book value per share, which amount is the same for both classes. Our net tangible book value per share is a rough approximation of value calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price in our initial public offering primarily as a result of (i) the substantial fees paid in connection with our initial public offering and our now-terminated private offering, including selling commissions and marketing fees re-allowed by our dealer manager to participating broker-dealers, (ii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments, (iii) general and administrative expenses, (iv) accumulated depreciation and amortization of real estate investments, and (v) the sale of approximately 8,611,335 shares of our Class A common stock in private transactions at a weighted average purchase price of approximately $8.98 per share for which we received weighted average net proceeds of approximately $8.30 per share. Included in the shares of Class A common stock sold in private transactions are 21,181.2380 and 21,181.2390 shares of our Class A common stock purchased by Charles J. Schreiber, Jr., our chief executive officer, the chairman of the board and one of our directors, and one of the indirect owners of our advisor, and Peter M. Bren, our president and one of the indirect owners of our advisor, respectively, which each purchased for $172,500 or $8.144 per share. The Class A per share purchase price reflected an 8.5% discount to the $8.90 initial offering price in our private offering for our Class A common stock because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the accounts of three of his children, and he has disclaimed beneficial ownership of the shares.
As of December 31, 2016, our net tangible book value per share of shares of our Class A and Class T common stock, was $7.21. To the extent we are able to raise substantial proceeds in our offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.
Regulatory developments related to how we report our estimated value per share under recently effective FINRA and NASD Conduct Rules and changes to the definition of “fiduciary” under ERISA and the Internal Revenue Code, may significantly affect our ability to raise substantial additional funds in our initial public offering.
In April 2016, final regulations went into effect that require FINRA members and their associated persons that participate in our initial public offering to disclose a per share estimated value of our shares developed in a manner reasonably designed to ensure that the per share estimated value is reliable.  As a result, we report the net investment amount of our shares as our estimated value per share, which net investment amount is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table and is effectively the purchase price of our primary offering shares, less the associated selling commission, dealer manager fee, and estimated organization and other offering expenses as shown in our estimated use of proceeds table.  Also in April 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (including IRAs). The final regulation and the related exemptions were originally scheduled to apply for investment transactions on and after April 10, 2017, but the final regulation has been recommended for reconsideration pursuant to executive order. The final regulation and the accompanying exemptions are complex, implementation may be further delayed, and the final regulation remains subject to potential further revision prior to implementation. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. These regulatory developments may significantly affect our ability to raise substantial additional funds in our initial public offering.

The return per share for investors in our offering may be diluted to the extent we issue stock dividends prior to their investment in us.
Our investment objectives include investing in assets with potential for long term appreciation; however, they may have reduced operating cash flows initially. As a result, we may make stock dividends to supplement cash distributions, especially in the early stages of our operations before our more value-creating core investments have stabilized and started generating stable cash flows from operations. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we do not currently intend to change our offering price during the term of our initial public offering. Therefore, investors who purchase our shares early in our initial public offering, as compared with later investors, will receive more shares for the same cash investment as a result of any stock dividends not received by later investors. Because they would own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their gross investment amount compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of any prior stock dividends, the return on invested capital for investors purchasing our stock after payment of a stock dividend may be below the return on invested capital of investors who received the stock dividend.
The loss of or the inability to retain or obtain key real estate and debt finance professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon the contributions of Messrs. Bren, Hall, McMillan and Schreiber, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, our sponsor has established and intends to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in growing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that none of our independent directors shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution to our stockholders.
We may change our targeted investments without stockholder consent.
We intend to allocate approximately 65% to 100% of our portfolio to investments in core properties. We intend to allocate approximately 0% to 35% of our portfolio to real estate-related investments, including mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies; however, there is no limit on the amount of our portfolio that we may allocate to these types of investments. If we make investments in other public companies, we do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds raised during our offering stage, assuming we raise substantial proceeds during our offering stage, or to represent a substantial portion of our assets at any one time.

Though this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect the value of our common stock and our ability to make distributions to our stockholders. We will not forego a good investment because it does not precisely fit our expected portfolio composition. We believe that we are most likely to meet our investment objectives through the careful selection and underwriting of assets. When making an acquisition, we will emphasize the performance and risk characteristics of that investment, how that investment will fit with our portfolio-level performance objectives, the other assets in our portfolio and how the returns and risks of that investment compare to the returns and risks of available investment alternatives. Thus, to the extent that our advisor presents us with what we believe to be good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. However, we will attempt to construct a portfolio that produces stable and attractive returns by spreading risk across different real estate investments.
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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through December 31, 2016 have been paid from advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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
For the period from January 27, 2015 through December 31, 2015, we paid aggregate distributions of $107,216, including $53,386 of distributions paid in cash and $53,830 of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with an advance from our advisor. For the period from January 27, 2015 through December 31, 2015, our cash flow from operating activities to distributions paid coverage ratio was 0%. For the year ended December 31, 2016, we paid aggregate distributions of $3.4 million, including $1.6 million of distributions paid in cash and $1.8 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.2 million of advances from our advisor and $2.2 million of debt financing. For the year ended December 31, 2016, our cash flow from operating activities to distributions paid coverage ratio was 0%.

Risks Related to Conflicts of Interest
KBS Capital Advisors and its affiliates, including all of our executive officers and our affiliated director and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and our affiliated director and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. KBS Capital Advisors and its affiliates receive substantial fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement, the dealer manager agreement and the affiliated property management agreement;

•
offerings of equity by us, which will entitle KBS Capital Markets Group to dealer manager fees and will likely entitle KBS Capital Advisors to increased acquisition and origination fees and asset management fees;

•	sales of real estate investments, which will entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•
acquisitions of real estate investments, which entitle KBS Capital Advisors to acquisition or origination fees based on the cost of the investment and asset management fees based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us, which may influence our advisor to recommend riskier transactions to us and/or transactions that are not in our best interest and, in the case of acquisitions of investments from other KBS-sponsored programs, which might entitle affiliates of KBS Capital Advisors to disposition fees and possible subordinated incentive fees in connection with its services for the seller;

•	borrowings to acquire real estate investments, which borrowings will increase the acquisition and origination fee payable to KBS Capital Advisors;

•
whether and when we seek to list our shares of common stock on a national securities exchange, which listing (i) may make it more likely for us to become self-managed or internalize our management or (ii) could entitle KBS Capital Advisors to a subordinated incentive fee, and which could also adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to disposition fees or a subordinated incentive fee and terminate the asset management fee.
Our advisor and its affiliates face conflicts of interest relating to the acquisition and origination of assets and leasing of properties due to their relationship with other KBS-sponsored programs and KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on key real estate and debt finance professionals at our advisor, including Messrs. Bren, Hall, McMillan and Schreiber, to identify suitable investment opportunities for us. KBS REIT I, KBS REIT II, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, KBS REIT III and KBS Strategic Opportunity REIT II are also advised by KBS Capital Advisors and rely on many of the same real estate and debt finance professionals as will future KBS-sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS-sponsored programs and the investment advisors to KBS-advised investors. As such, we and the other KBS-sponsored programs that are currently raising funds for investment, or that otherwise have funds available for investment, and KBS-advised investors rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. When these real estate and debt finance professionals direct an investment opportunity to any KBS-sponsored program or KBS-advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage will overlap to some extent with KBS REIT III and KBS Strategic Opportunity REIT II, five private KBS-sponsored programs and possibly future KBS-sponsored programs and KBS-advised investors.

For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
We and other KBS-sponsored programs and KBS-advised investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, existing and future KBS-sponsored programs and KBS-advised investors and Messrs. Bren, Hall, McMillan and Schreiber generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments.
Our advisor and its affiliates will face conflicts of interest relating to joint ventures that we may form with affiliates of our advisor, which conflicts could result in a disproportionate benefit to other venture partners at our expense.
If approved by a majority of our independent directors, we may enter into joint venture agreements with other KBS-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors to the other KBS-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, affiliated directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our stockholders detriment.
Our officers, our advisor and the real estate, debt finance, management and accounting professionals assembled by our advisor face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.
We rely on our officers, our advisor and the real estate, debt finance, management and accounting professionals that our advisor retains, including Messrs. Bren, Hall, Schreiber and Waldvogel and Ms. Yamane, to provide services to us for the day-to-day operation of our business. KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II are also advised by KBS Capital Advisors and rely on many of the same real estate, debt finance, management and accounting professionals, as will future KBS-sponsored programs and KBS-advised investors. Further, our officers and affiliated director are also officers and/or an affiliated director of some or all of the other public KBS-sponsored programs. Messrs. Bren, Hall, Schreiber and Waldvogel and Ms. Yamane are also executive officers of KBS REIT I, KBS REIT II and KBS REIT III. Messrs. Hall and Waldvogel and Ms. Yamane are executive officers of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, and Messrs. Bren and Waldvogel and Ms. Yamane are executive officers of KBS Legacy Partners Apartment REIT. In addition, Messrs. Bren and Schreiber and Ms. Yamane are executive officers of KBS Realty Advisors and its affiliates, the advisors of the private KBS-sponsored programs and the KBS-advised investors. As a result of their interests in other KBS-sponsored programs, their obligations to KBS-advised investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, Messrs. Bren, Hall, Schreiber and Waldvogel and Ms. Yamane face conflicts of interest in allocating their time among us, KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Capital Advisors and other KBS-sponsored programs and KBS-advised investors, as well as other business activities in which they are involved. In addition, KBS Capital Advisors and KBS Realty Advisors and their affiliates share many of the same key real estate, management and accounting professionals. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Furthermore, some or all of these individuals may become employees of another KBS-sponsored program in an internalization transaction or, if we internalize our advisor, may not become our employees as a result of their relationship with other KBS-sponsored programs. If these events occur, the returns on our investments, and the value of our stockholders’ investment, may decline.

All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and other KBS-sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Messrs. Bren, Hall, McMillan and Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Because other programs offered through our dealer manager are conducting offerings concurrently with our offering, our dealer manager may face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
Our dealer manager also acts as the dealer manager for KBS Strategic Opportunity REIT II. KBS Strategic Opportunity REIT II is raising capital in its public offering concurrently with our offering. In addition, KBS Strategic Opportunity REIT has filed a registration statement with the SEC to conduct a follow-on offering that is in registration with the SEC. In addition, from time to time KBS Capital Markets Group serves as the dealer manager for private programs. Future programs may also seek to raise capital through our dealer manager through offerings conducted concurrently with our initial public offering. As a result, our dealer manager may face conflicts of interest arising from potential competition with these other programs for investors and investment capital. Our sponsor generally seeks to avoid simultaneous offerings by programs that have a substantially similar mix of investment characteristics, including key investment objectives. Nevertheless, there may be periods during which one or more programs will be raising capital and may compete with us for investment capital. Such conflicts may not be resolved in our favor and our stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making an investment in our shares.
Our board of directors’ loyalties to KBS REIT I, KBS REIT II and KBS REIT III, and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
Our affiliated director is also an affiliated director of KBS REIT I, KBS REIT II and KBS REIT III. The loyalties of our director serving on the boards of directors of KBS REIT I, KBS REIT II and KBS REIT III, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored programs, such as the following:

•
We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other KBS-sponsored programs might entitle our advisor or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to acquisition or origination fees and other fees that we might pay to our advisor in connection with such transaction. Similarly, property sales to other KBS-sponsored programs might entitle our advisor or its affiliates to acquisition or origination fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board regarding the terms of those transactions may be influenced by our board’s loyalties to such other KBS-sponsored programs.

•	A decision of our board regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS-sponsored programs.

•	A decision of our board regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.

•
A decision of our board regarding whether and when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other KBS-sponsored programs, depending on the price at which our shares trade.

Risks Related to Our Corporate Structure
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
Our stockholders return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•
pursuant to Section 3(a)(1)(A) is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
pursuant to Section 3(a)(1)(C) is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

We believe that neither we nor our Operating Partnership will be required to register as an investment company based on the following analyses. With respect to the 40% test, most of the entities through which we and our Operating Partnership own our assets will be majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7).
With respect to the primarily engaged test, we and our Operating Partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.

If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, we believe they will usually, if not always, be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. (Otherwise, they should be able to rely on the exceptions for private investment companies pursuant to Section 3(c)(1) and Section 3(c)(7) of the Investment Company Act.) As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate,” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets, which we refer to as miscellaneous assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, and approximately an additional 25% of its assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.
To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.
Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.
If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
Our stockholders may not be able to sell their shares under our share redemption program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
Our share redemption program includes numerous restrictions that severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover the value they invested in our common stock. Our stockholders must hold their shares for at least one year in order to participate in our share redemption program, except for Special Redemptions. We limit the number of shares redeemed pursuant to our share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year; however, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.

If and when we do have funds available for redemption, with respect to Ordinary Redemptions, for those shares held by the redeeming stockholder for at least one year, we expect to initially redeem shares submitted for redemption at 95.0% of the price paid to acquire the shares from us. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. For each class of shares, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend. Once we announce an estimated NAV per share of our common stock, for those shares held by the redeeming stockholder for at least one year, we will redeem all shares submitted in connection with an Ordinary Redemption at 95.0% of our estimated NAV per share as of the applicable redemption date.
For purposes of determining whether a redeeming stockholder has held the share submitted for redemption for at least one year, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the redeeming stockholder pursuant to our distribution reinvestment plan or received as a stock dividend will be deemed to have been acquired on the same date as the initial share to which the distribution reinvestment plan shares or stock dividend shares relate. The date of the share’s original issuance by us is not determinative.
We expect to announce an estimated NAV per share no later than September 25, 2018. We generally expect to update the estimated NAV per share in December of each year. We will report the estimated NAV per share in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.
In March 2009, in order to preserve capital and value for all stockholders during the economic crisis, KBS REIT I amended its share redemption program to limit Ordinary Redemptions during any calendar year to the amount of the net proceeds from the sale of shares under its dividend reinvestment plan from the prior calendar year less amounts KBS REIT I deemed necessary from such proceeds to fund its current and future funding obligations and needs. Pursuant to this limitation, KBS REIT I suspended Ordinary Redemptions for the remainder of 2009 and from 2010 through March 2012. KBS REIT I provided notice of this amendment in its Annual Report on Form 10-K filed on March 27, 2009, and the amendment was effective upon 30 days’ notice. The amendment became effective before the April 30, 2009 redemption date. As a result, investors did not have a final opportunity to submit redemptions. In March 2012, KBS REIT I amended and restated its share redemption program to provide only for Special Redemptions. Special Redemptions are limited to an annual amount determined by KBS REIT I’s board of directors which may be reviewed and adjusted from time to time during the year.
On January 24, 2014, in consideration of the cash requirements necessary to effectively manage KBS Legacy Partners Apartment REIT’s assets, KBS Legacy Partners Apartment REIT amended and restated its share redemption program to limit redemptions to $2.0 million of shares in the aggregate during any calendar year. Additionally, during any calendar year, once KBS Legacy Partners Apartment REIT has redeemed $1.5 million of shares under its share redemption program, including special redemptions, the remaining $0.5 million of the $2.0 million annual limit shall be reserved exclusively for special redemptions. KBS Legacy Partners Apartment REIT provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on January 28, 2014 and its amended and restated share redemption program became effective for redemptions under the program on or after February 27, 2014. Because of these limitations on the dollar value of shares that may be redeemed under its share redemption program, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions for 2014 in August 2014. The $2.0 million annual limitation was reset beginning January 1, 2015 and the outstanding unfulfilled redemption requests as of December 31, 2014 were fulfilled in January 2015. Because of limitation on the dollar value of shares that may be redeemed under its share redemption program described above, KBS Legacy Partners Apartment REIT exhausted funds available for all redemptions for the remainder of 2015 in March 2015. The $2.0 million annual limitation was reset beginning January 1, 2016 and $1.0 million of the outstanding unfulfilled redemption requests as of December 31, 2015, representing 103,808 shares, were fulfilled in January 2016. In January 2016, KBS Legacy Partners Apartment REIT exhausted the $1.5 million of funds available for all redemptions for 2016 and in August 2016, KBS Legacy Partners Apartment REIT exhausted the $0.5 million of funds available for special redemptions for the remainder of 2016.  As of December 31, 2016, KBS Legacy Partners Apartment REIT had $1.4 million of outstanding and unfulfilled ordinary redemption requests and $0.3 million of outstanding and unfulfilled special redemption requests. The annual limitation was reset on January 1, 2017, and KBS Legacy Partners Apartment REIT had an aggregate of $2.0 million of funds available for all redemptions, subject to the limitations in the share redemption program, including the requirement that the first $1.5 million of funds is available for all redemptions and the last $0.5 million is available solely for special redemptions. KBS Legacy Partners Apartment REIT exhausted $1.5 million of funds available for all redemptions for 2017 in January 2017 and an aggregate of $0.3 million of funds available for special redemptions for 2017 in January and February 2017. As such, KBS Legacy Partners Apartment REIT will only be able to process $0.2 million of redemption requests related to special redemptions for the remainder of 2017.

On May 15, 2014, KBS REIT II amended and restated its share redemption program to provide only for special redemptions. Special redemptions are limited to an annual amount determined by KBS REIT II’s board of directors which may be reviewed and adjusted from time to time during the year. KBS REIT II provided notice of this amendment and restatement of its share redemption program in its Current Report on Form 8-K filed on May 19, 2014 and its amended and restated share redemption program became effective for redemptions under the program on June 18, 2014.
During the year ended December 31, 2016, KBS Strategic Opportunity REIT’s redemptions were limited to $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that KBS Strategic Opportunity REIT redeemed less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter was added to the capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters. In December 2016, the amount of redemption requests in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” was less than the amount of the $1.0 million reserved for such redemptions under the share redemption program, therefore the excess funds were used to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” during such month. In 2017, KBS Strategic Opportunity REIT may not redeem more than $3.0 million of shares in a given quarter (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”). To the extent that KBS Strategic Opportunity REIT redeems less than $3.0 million of shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) in a given fiscal quarter, any remaining excess capacity to redeem shares in such fiscal quarter will be added to our capacity to otherwise redeem shares (excluding shares redeemed in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence”) during succeeding fiscal quarters. The last $1.0 million of net proceeds from the dividend reinvestment plan during 2016 is reserved exclusively for shares redeemed in connection with a stockholder’s death, “qualifying disability,” or “determination of incompetence” with any excess funds being available to redeem shares not requested in connection with a stockholder’s death, “qualifying disability or “determination of incompetence” on the December 2017 redemption date. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2016, KBS Strategic Opportunity REIT has $12.6 million available for redemptions during 2017, subject to the limitations described above. KBS Strategic Opportunity REIT had $14.3 million of outstanding unfulfilled redemption requests as of December 31, 2016.
Our board may amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders.
If funds are not available from our distribution reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
We depend on the proceeds from our distribution reinvestment plan offering for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; the acquisition or origination of real estate investments, which would include payment of acquisition or origination fees to our advisor; and the repayment of debt. We cannot predict with any certainty how much, if any, distribution reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from our distribution reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

The offering price of shares of our common stock to be sold in our primary offering was not established on an independent basis and bears no relationship to the net value of our assets. The offering price is likely to be higher than the amount our stockholders would receive per share if we were to liquidate at this time primarily because of the upfront fees paid in connection with the sale of our shares, the purchase prices at which shares of our Class A common stock were sold prior to commencement of our initial public offering were significantly below the purchase prices for shares in our initial public offering and the organization and other offering expenses paid in connection with our private offering. We will use our “amount available for investment/net investment amount,” which value is the offering price of our shares in our initial public offering reduced by certain upfront expenses, as the estimated value of our shares until we provide an estimated NAV per share based on the value of our assets. Even when we begin to use a NAV per share method to estimate the value of our shares, the value of our shares will be based upon a number of assumptions that may not be accurate or complete.
We set the $10.00 primary offering price of our Class T shares arbitrarily, and based on that price, set the primary offering price of our Class A share to account for differing selling commissions. The primary offering price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. Because the offering price is not based upon any independent valuation, the offering price is likely to be higher than the proceeds that our stockholders would receive upon liquidation or a resale of their shares if they were to be listed on an exchange or actively traded by broker-dealers, primarily because (i) of the upfront fees paid in connection with the sale of our shares, (ii) we sold approximately 8,611,335 shares of our Class A common stock at a weighted average purchase price of approximately $8.98 per share and received weighted average net proceeds of approximately $8.30 per share in private transactions, and (iii) we paid significant organization and other offering expenses in connection with our private offering.
To assist FINRA members and their associated persons that participate in our initial public offering of common stock in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules, we will disclose in each annual report distributed to stockholders a per share estimated value of our shares developed in a manner reasonably designed to ensure it is reliable, the method by which it was developed, and the date of the estimated valuation.
Initially we will report the net investment amount of our shares as our estimated value per share, which net investment amount will be based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table. This amount is 90.5% of the $10.39 primary offering price of our Class A shares of common stock and 94.0% of the $10.00 primary offering price of our Class T shares of common stock. For each class of shares, this amount will equal $9.40, which is the purchase price of our primary offering shares, less the associated selling commission, dealer manager fee, and estimated organization and other offering expenses as shown in our estimated use of proceeds table. This amount does not take into account the stockholder servicing fee that we pay with respect to Class T shares sold in our primary offering. No later than September 25, 2018, we will provide an estimated NAV per share that we will use as our estimated value per share. This value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will comply with the IPA Valuation Guidelines. Once we announce an estimated NAV per share we generally expect to update the estimated NAV per share in December of each year. Our estimated per share value will be accompanied by any disclosures required under the FINRA and NASD Conduct Rules.
Until we report an estimated NAV, the initial reported values will likely differ from the price that a stockholder would receive in the near term upon a resale of his or her shares or upon a liquidation of our company primarily because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our assets, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets mostly due to other expenses related to real estate transactions; (iii) we sold approximately 8,611,335 shares of our Class A common stock at a weighted average purchase price of approximately $8.98 per share and received weighted average net proceeds of approximately $8.30 per share in private transactions; (iv) the estimated value will not take into account how market fluctuations affect the value of our investments; and (v) the estimated value will not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
Even when determining the estimated value of our shares by estimating an NAV per share, we will estimate the value of our shares based upon a number of assumptions that may not be accurate or complete. Accordingly, these estimates may not be an accurate reflection of the fair market value of our investments and will not likely represent the amount of net proceeds that would result from an immediate sale of our assets.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.
Under our share redemption program, shares currently may be repurchased at varying prices depending on (i) the purchase price paid for the shares, (ii) whether the redemptions qualify as Special Redemptions, (iii) whether the shares being redeemed were received as stock dividends, and (iv) whether we have reported an estimated NAV per share. The current maximum price that may be paid under the program is $10.39 per share of Class A common stock and $10.00 per share of Class T common stock, which are the current offering prices for our Class A and Class T shares of common stock in the primary offering (ignoring purchase price discounts). Although this value represents the most recent price at which most investors will be willing to purchase shares in our primary offering, this value is likely to differ from the price at which a stockholder could resell his or her shares for the reasons discussed in the risk factor above. Thus, when we repurchase shares of our Class A common stock at $10.39 per share and Class T common stock at $10.00 per share, the actual value of the respective shares that we repurchase is likely to be less and the repurchase is likely to be dilutive to our remaining stockholders. Moreover, until we announce an estimated NAV per share of our common stock, shares received as a stock dividend will be redeemed at the per share value we report on an account statement or $9.40, even though we received no consideration for the shares. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Because our dealer manager is one of our affiliates, our stockholders will not have the benefit of an independent due diligence review of us, which is customarily performed in underwritten offerings; the absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
Our dealer manager is one of our affiliates and, as such, its due diligence review and investigation of us and our prospectus cannot be considered to be an independent review. Therefore, our stockholders do not have the benefit of an independent review and investigation of our initial public offering of the type normally performed by an unaffiliated, independent underwriter in a public securities offering.
Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock with 500,000,000 shares being designated as Class A common stock and 500,000,000 shares being designated as Class T common stock, and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares in our initial public offering, our board may elect to (i) sell additional shares in our current or in future offerings, including through our distribution reinvestment plan; (ii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iii) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of our Operating Partnership; or (iv) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares, whether in our current or future primary offerings, pursuant to our distribution reinvestment plan or otherwise, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuances of shares, the use of the proceeds and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for investment and distribution to stockholders and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
KBS Capital Advisors and its affiliates will perform services for us in connection with the selection and acquisition or origination of our real estate investments, the management and leasing of our real estate properties, the administration of our real estate-related investments and the disposition of our real estate investments. We will pay them substantial fees for these services, which will result in immediate dilution of the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Compensation to be paid to our advisor and its affiliates may be increased without stockholder approval, which would further dilute our stockholders’ investment and reduce the amount of cash available for investment or distribution to stockholders. We estimate that we will use $9.40 per Class A and Class T share to acquire real estate and real estate-related investments, to maintain a working capital reserve, to pay acquisition and origination expenses and, upon the acquisition or origination of real estate investments, to pay a fee to our advisor for its services in connection with the selection and acquisition or origination of such real estate investments. We will use the remainder of the gross proceeds from the primary offering to pay selling commissions, the dealer manager fee and up to 1.0% of the organization and other offering expenses.

Therefore, these fees increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial public offering. These substantial fees and other payments also increase the risk that our stockholders will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.
When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our distribution reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.
Our stockholders may be more likely to sustain a loss on their investment because our sponsor and its affiliates do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our sponsor and its affiliates have not made a significant investment in us. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. Charles J. Schreiber, Jr., our chief executive officer, the chairman of the board and one of our directors, and one of the indirect owners of our advisor, and Peter M. Bren, our president and one of the indirect owners of our advisor, purchased 21,181.2380 and 21,181.2390 shares of our Class A common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The Class A per share purchase price reflected an 8.5% discount to the $8.90 initial offering price in our private offering for our Class A common stock because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the accounts of three of his children, and he has disclaimed beneficial ownership of the shares. Therefore, our sponsor and its affiliates will have little exposure to loss in the value of our shares. With this limited exposure, our investors may be at a greater risk of loss because our sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.
Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter provides that any tender offer made by a stockholder, including any “mini-tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, all tendering stockholders will have the ability to rescind the tender of their shares. In addition, the noncomplying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for our stockholders’ shares in such a transaction.

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or terminate the company without the approval of our board of directors.
Although the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association indicates that stockholders are permitted to amend our charter or terminate the company without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any termination of our company must first be declared advisable by our board of directors. Therefore, our stockholders may vote to authorize the amendment of our charter or the termination of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to terminate our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

A security breach or other significant disruption involving our IT networks and related systems could:

•	disrupt the proper functioning of our networks and systems and therefore our operations;

•	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

•	result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	damage our reputation among our stockholders.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

General Risks Related to Investments in Real Estate
Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our real estate properties and weaken our operating results.
The performance of the real estate properties we acquire will be subject to the risks typically associated with real estate, any of which could decrease the value of our real estate properties and could weaken our operating results, including:

•	downturns in national, regional and local economic conditions;

•	competition from other office and industrial buildings;

•
adverse local conditions, such as oversupply or reduction in demand for office and industrial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our real estate properties, which would have an adverse effect on our operations, on our ability to pay distributions to our stockholders and on the value of our stockholders’ investment.
If our acquisitions and future acquisitions fail to perform as expected, cash distributions to our stockholders may decline.
As of December 31, 2016, we owned three office buildings that we purchased based on an underwriting analysis with respect to each property. If these assets do not perform as expected, or future acquisitions do not perform as expected, we may have less cash flow from operations available to fund distributions and investor returns may be reduced.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on these properties and adversely affect our ability to pay distributions to our stockholders.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of the core real estate properties, which we intend to target depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.
We may enter into long-term leases with tenants in certain properties, which may not result in fair market rental rates over time.
We may enter into long-term leases with tenants of certain of our properties, or include renewal options that specify a maximum rate increase. These leases would provide for rent to increase over time; however, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long-term leases at levels such that, even after contractual rent increases, the rent under our long-term leases is less than then-current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. As a result, our cash available for distribution could be lower than if we did not enter into long-term leases.
Certain property types that we may acquire, such as industrial properties, may not have efficient alternative uses and we may have difficulty leasing them to new tenants and/or have to make significant capital expenditures to them to do so.
Certain property types, particularly industrial properties, can be difficult to lease to new tenants, should the current tenant terminate or choose not to renew its lease. These properties generally have received significant tenant-specific improvements and only very specific tenants may be able to use such improvements, making the properties very difficult to re-lease in their current condition. Additionally, an interested tenant may demand that, as a condition of executing a lease for the property, we finance and construct significant improvements so that the tenant could use the property. This expense may decrease cash available for distribution, as we likely would have to (i) pay for the improvements up-front or (ii) finance the improvements at potentially unattractive terms.

Any retail tenants we may have will face competition from numerous retail channels, and retail tenants may be disproportionately affected by current economic conditions. These events could reduce our profitability at any retail properties we acquire and affect our ability to pay distributions.
Retailers will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. The retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. Such conditions could adversely affect any retail tenants we may have and, consequently, our funds available for distribution.
To the extent we acquire retail properties, our revenue will be significantly impacted by the success and economic viability of our retail anchor tenants. Our reliance on a single tenant or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on our stockholders’ investment.
In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business and default on or terminate its lease, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us from that tenant and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if an anchor tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit those anchor tenants to transfer their leases to other retailers. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants, under the terms of their respective leases, to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to renovate and subdivide the space to be able to re-lease the space to more than one tenant.
We depend on tenants for our revenue generated by our real estate properties and, accordingly, our revenue generated by our real estate properties and our ability to make distributions to our stockholders are partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations or lease defaults could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our real estate properties materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non-renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re-leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our properties may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a particular property generally depends upon the value of the cash flow generated by the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce distributions to stockholders.
The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.
Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

Our inability to sell a property at the time and on the terms we want could limit our ability to pay distributions to our stockholders.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow, limit our ability to make distributions to our stockholders and reduce the value of our stockholders’ investment.
To the extent that we buy more value-creating core real estate properties with occupancy of less than 95% or that have higher near term lease rollover at acquisition than more conservative value maintaining core properties, we may incur higher costs for capital expenditures and tenant improvement costs to lease up the properties, which increases the risk of loss associated with these properties compared to other properties.
Because of our focus on more value-creating core properties, we may make investments in core properties that have an occupancy rate of less than 95%, higher near term lease rollover at acquisition than more conservative value maintaining core properties, or other characteristics that could provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. We likely will need to fund reserves or maintain capacity under credit facilities to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. To the extent we do not maintain adequate reserves to fund these costs, we may use our cash flow from operations, which will reduce the amount of cash flow available for distribution to our stockholders. If we are unable to execute our business plan for these investments, the overall return on these investments will decrease.
If we sell a property by providing financing to the purchaser, we will bear the risk of default by the purchaser, which could delay or reduce cash available for distribution to our stockholders.
If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash; however, in some instances, we may sell our properties by providing financing to purchasers. When we provide financing to a purchaser, we will bear the risk that the purchaser may default, which could reduce our cash distributions to our stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of the sale to our stockholders, or the reinvestment of the proceeds in other assets, will be delayed until the promissory note or other property we may accept upon a sale is actually paid, sold, refinanced or otherwise disposed.
Actions of our potential future joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.
We may enter into joint ventures with third parties or affiliates to acquire assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•
that disputes between us and our co-venturer, co-tenant or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investment in us. In addition, see the risks discussed under the heading “Our advisor and its affiliates will face conflicts of interest relating to joint ventures that we may form with affiliates of our advisor, which conflicts could result in a disproportionate benefit to other venture partners at our expense” with respect to joint ventures with affiliates.

Costs imposed pursuant to laws and governmental regulations may reduce our net income and our cash available for distribution to our stockholders.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety-related concerns.
Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to pay distributions to our stockholders and may reduce the value of our stockholders’ investment.
The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce our cash available for distribution to our stockholders.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders.
All of our real estate acquisitions will be subject to Phase I environmental assessments prior to the time they are acquired; however, such assessments may not provide complete environmental histories due, for example, to limited available information about prior operations at the properties or other gaps in information at the time we acquire the property. A Phase I environmental assessment is an initial environmental investigation to identify potential environmental liabilities associated with the current and past uses of a given property. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment. In addition, real estate-related investments in which we invest may be secured by properties with recognized environmental conditions. Where we are secured creditors, we will attempt to acquire contractual agreements, including environmental indemnities, that protect us from losses arising out of environmental problems in the event the property is transferred by foreclosure or bankruptcy; however, no assurances can be given that such indemnities would fully protect us from responsibility for costs associated with addressing any environmental problems related to such properties.
Costs associated with complying with the Americans with Disabilities Act may decrease our cash available for distribution.
Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any funds used for Disabilities Act compliance will reduce our net income and the amount of cash available for distribution to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flow from operations and the return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases may insist that commercial property owners purchase coverage against terrorism as a condition to providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which will reduce the value of our stockholders’ investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to our stockholders.
Terrorist attacks and other acts of violence or war may affect the markets in which we plan to operate, which could delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
Terrorist attacks or armed conflicts may directly impact the value of our properties through damage, destruction, loss or increased security costs. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. The terrorism insurance that we obtain may not be sufficient to cover loss for damages to our properties as a result of terrorist attacks. The inability to obtain sufficient terrorism insurance or any terrorism insurance at all could limit our investment options as some mortgage lenders have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition to providing loans.
Risks Related to Real Estate-Related Investments
Our real estate-related investments will be subject to the risks typically associated with real estate.
Any real estate-related investments we make generally will be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the property. The values of these properties may change after the dates of acquisition or origination of the loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Any investments we make in residential and commercial mortgage-backed securities and other real estate-related investments may be similarly affected by real estate property values. Therefore, our real estate-related investments will be subject to the risks typically associated with real estate, which are described above under the heading “-General Risks Related to Investments in Real Estate.”
Any real estate-related investments we make will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment in us would be subject to fluctuations in interest rates.
With respect to any fixed rate, long-term loans receivable we acquire or originate, if interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable-rate loans receivable and interest rates decrease, our revenues will also decrease. For these reasons, any real estate-related loans we acquire or originate and the value of our stockholders’ investment in us will be subject to fluctuations in interest rates.
Any mortgage loans we acquire or originate and the mortgage loans underlying any mortgage securities we may invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans generally are secured by commercial real estate properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, occupancy rates, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, fiscal policies and regulations (including environmental legislation), natural disasters, terrorism, social unrest and civil disturbances.

In the event of any default under any mortgage loan held by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.
Delays in liquidating defaulted mortgage loans could reduce our investment returns.
If there are defaults under any mortgage loan we acquire or originate, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other factors, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
The mezzanine loans that we may acquire or originate would involve greater risks of loss than senior loans secured by the same properties.
We may acquire or originate mezzanine loans that take the form of subordinated loans secured by a pledge of the ownership interests of the entity owning (directly or indirectly) the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.
The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.
Bridge loans may involve a greater risk of loss than conventional mortgage loans.
We may provide bridge loans secured by first-lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to repay the bridge loan, and we may not recover some or all of our investment.
In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. Therefore, we may be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, the value of our company and of our common stock may be adversely affected.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.
Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, any non-conforming or non-investment grade loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.
Subordinated loans and subordinated mortgage-backed securities may be subject to losses.
We may acquire or originate subordinated loans and invest in subordinated mortgage-backed securities. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to repay our loan, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to repay the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be repaid only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers.
In general, losses on a mortgage loan included in a securitization will be borne first by the owner of the property securing the loan, then by a cash reserve fund or letter of credit, if any, and then by the “first loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not be able to recover all of our investment in securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, securities in which we invest may effectively become the “first loss” position behind the more senior securities, which may result in significant losses to us.
Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investments.
The renovation, refurbishment or expansion by a borrower under a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market position intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include environmental risks and the possibility of construction, rehabilitation and subsequent leasing of the property not being completed on schedule. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, and we may not recover some or all of our investment.
To close loan transactions within a time frame that meets the needs of borrowers of loans we may originate, we may perform underwriting analyses in a very short period of time, which may result in credit decisions based on limited information.
We may gain a competitive advantage by, from time to time, being able to analyze and close loan transactions within a very short period of time. Our underwriting guidelines require a thorough analysis of many factors, including the underlying property’s financial performance and condition, geographic market assessment, experience and financial strength of the borrower and future prospects of the property within the market. If we make the decision to extend credit to a borrower prior to the completion of one or more of these analyses, we may fail to identify certain credit risks that we would otherwise have identified.
The commercial mortgage-backed securities in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.
Commercial mortgage-backed securities, or CMBS, are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans. The value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third-party guarantees or other forms of credit support can reduce the credit risk.

CMBS are also subject to several risks created through the securitization process. Subordinate CMBS are paid interest only to the extent that there are funds available to make payments after paying the senior class. To the extent that we invest in a subordinate class, we will be paid interest only to the extent that there are funds available after paying the senior class. To the extent the collateral pool includes delinquent loans, there is a risk that interest payments on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than senior CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may prove to be inaccurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating may suggest, which may cause the returns on any CMBS investment to be less than anticipated.
We will not have the right to foreclose on commercial mortgage loans underlying CMBS in which we invest since we will not directly own such underlying loans. Accordingly, we must rely on third parties to initiate and execute any foreclosure proceedings upon a default of such mortgage loans.
To the extent that we make investments in real estate-related securities and loans, a portion of those investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. The mezzanine and bridge loans we may purchase or originate will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default. This illiquidity may limit our ability to vary our portfolio in response to changes in economic and other conditions, which could increase the likelihood that the value of our stockholders’ investment will decrease as a result of such changes in economic and other conditions.
Delays in restructuring or liquidating non-performing real estate securities could reduce the return on our stockholders’ investment.
Real estate securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.
We will depend on borrowers for the revenue generated by our real estate-related investments and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such borrowers.
The success of any real estate-related investments we acquire or originate will materially depend on the financial stability of the borrowers under such investments. The inability of a single major borrower or a number of smaller borrowers to meet their payment obligations could result in reduced revenue or losses for us. In the event of a borrower default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of their investment in us.
Our dependence on the management of other entities in which we invest may adversely affect our business.
We will not control the management, investment decisions or operations of the companies in which we may invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Prepayments can adversely affect the yields on our real estate-related investments.
The yields on any real estate-related investments we acquire or originate may be affected by the rate of prepayments differing from our projections. Prepayments on real estate-related investments, where permitted under the applicable documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of any prepayments we receive in assets with at least an equivalent yield, the yield on our portfolio will decline. In addition, we may acquire real estate-related investments at a discount or premium and if the investment is not repaid when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.
If credit spreads widen before we obtain long-term financing for our investments, the value of our investments may suffer.
We will price our investments based on our assumptions about future credit spreads for financing of those investments. We may obtain longer-term financing for our investments using structured financing techniques in the future. In such financings, interest rates are typically set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps, or LIBOR. If the spread that borrowers will pay over the benchmark widens and the rates we charge on our investments to be securitized are not increased accordingly our income may be reduced or we may suffer losses.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging products may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e. a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
We will assume the credit risk of our counterparties with respect to derivative transactions.
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.

We will assume the risk that our derivative counterparty may terminate transactions early.
If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all.
We may be required to collateralize our derivative transactions.
We may be required to secure our obligations to our counterparties under our derivative contracts by pledging collateral to our counterparties. That collateral may be in the form of cash, securities or other assets. If we default under a derivative contract with a counterparty, or if a counterparty otherwise terminates one or more derivative contracts early, that counterparty may apply such collateral toward our obligation to make a termination payment to the counterparty. If we have pledged securities or other assets, the counterparty may liquidate those assets in order to satisfy our obligations. If we are required to post cash or securities as collateral, such cash or securities will not be available for use in our business. Cash or securities pledged to counterparties may be repledged by counterparties and may not be held in segregated accounts. Therefore, in the event of a counterparty insolvency, we may not be entitled to recover some or all collateral pledged to that counterparty, which could result in losses and have an adverse effect on our operations.
There can be no assurance that the direct or indirect effects of the Dodd-Frank Act and other applicable non-U.S. regulations will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of the regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. For example, but not by way of limitation, the Dodd-Frank Act and the rulemaking thereunder provides for significantly increased regulation of the derivative transactions used to affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to an exemption for end-users of swaps upon which we and our subsidiaries generally rely, mandated clearing of certain derivatives transactions through central counterparties and execution on regulated exchanges or execution facilities and, (iii) to the extent we are required to clear any such transactions, margin and collateral requirements. The imposition, or the failure to comply with, any of the foregoing requirements may have an adverse effect on our business and our stockholders’ return.
Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
We may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s net asset value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 5% of the proceeds raised during our offering stage, assuming we raise substantial proceeds during our offering stage, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the claims of banks and senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations, and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest and/or distribution payments to us.

Declines in the market values of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce our earnings and, in turn, cash available for distribution to our stockholders.
A portion of our assets may be classified for accounting purposes as “available-for-sale.” These investments are carried at estimated fair value, and temporary changes in the market values of those assets will be directly charged or credited to stockholders’ equity without impacting net income on the income statement. Moreover, if we determine that a decline in the estimated fair value of an available-for-sale security below its amortized value is other-than-temporary, we will recognize a loss on that security on our income statement, which will reduce our earnings in the period recognized.
A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. As a result, if the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we may have to sell assets at a time when we might not have otherwise chosen to do so. A reduction in available credit may reduce our earnings and, in turn, cash available for distribution to stockholders.
Further, credit facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. If the market value of our investments declines, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
Market values of our real estate-related investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults related to the underlying collateral, increases in voluntary prepayments for our investments that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Some of our real estate-related investments may be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments may be in the form of securities that are recorded at fair value but that have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We will estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these real estate-related investments are materially higher than the values that we ultimately realize upon their disposal.
Our investments in derivatives will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these instruments.
Our investments in derivatives will be recorded at fair value but have limited liquidity and are not publicly traded. The fair value of our derivatives may not be readily determinable. We will estimate the fair value of any such investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal or maturity.
Risks Associated with Debt Financing
We are likely to obtain lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.
We plan to obtain lines of credit and long-term financing that may be secured by our real estate investments. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.

If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
We may utilize repurchase agreements as a component of our financing strategy. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the required loan-to-collateral value ratios. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.
High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to our stockholders.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are more strict than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
We may use leverage in connection with any real estate investments we make, which increases the risk of loss associated with this type of investment.
We may finance the acquisition and origination of certain real estate-related investments with warehouse lines of credit and repurchase agreements. In addition, we may engage in various types of securitizations in order to finance our loan originations. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. There can be no assurance that leveraged financing will be available to us on favorable terms or that, among other factors, the terms of such financing will parallel the maturities of the underlying assets acquired. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. The return on our investments and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire.
Our debt service payments will reduce our cash available for distribution. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. If we utilize repurchase agreement financing and if the market value of the assets subject to a repurchase agreement declines, we may be required to provide additional collateral or make cash payments to maintain the loan to collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, credit facility providers and warehouse facility providers may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on investment. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long-term through a variety of means, including repurchase agreements, credit facilities, issuances of commercial mortgage-backed securities and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase agreements may not accommodate long-term financing. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flow, thereby reducing cash available for distribution to our stockholders and funds available for operations as well as for future business opportunities.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to pay distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to our stockholders.
Increases in interest rates would increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We expect that we will incur debt in the future and increases in interest rates will increase the cost of that debt, which could reduce our cash flow from operations and the cash we have available for distribution to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Although we expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), our debt financing and other liabilities may exceed this level during our offering stage. Our charter limits our aggregate borrowings to 300% of our net assets (before deducting depreciation and other non-cash reserves); however, we may exceed this limit with the approval of the conflicts committee of our board of directors. During the early stages of our initial public offering, and to the extent financing in excess of this limit is available on attractive terms, our conflicts committee may approve debt such that our aggregate borrowings would exceed this limit. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
DLA Piper LLP (US) has rendered an opinion to us that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2015 and that our current proposed organization and method of operations will enable us to continue to meet the requirements for qualification and taxation as a REIT. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. DLA Piper LLP (US) will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents the legal judgment of DLA Piper LLP (US) based on the law in effect as of the date of the opinion. The opinion of DLA Piper LLP (US) is not binding on the Internal Revenue Service (the “IRS”) or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Failure to qualify as a REIT would subject us to federal income tax, which would reduce the cash available for distribution to our stockholders.
We elected to qualify and expect to continue to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2015. However, the federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can qualify or remain qualified as a REIT. Our ability to satisfy the asset tests depends on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders anticipated return from an investment in us.
Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, such as our TRSs, if any, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to federal, state, local, or other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We intend to pay distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.

Early investors may receive tax benefits from our election to accelerate depreciation expense deductions of certain components of our investments, including land improvements and fixtures, from which later investors may not benefit.
For U.S. federal income tax purposes, distributions received, including distributions that are reinvested pursuant to our distribution reinvestment plan, by our investors generally will be considered ordinary dividends to the extent that the distributions are paid out of our current and accumulated earnings and profits (excluding distributions of amounts either attributable to income subject to corporate-level taxation or designated as a capital gain dividend). However, depreciation expenses, among other deductible items, reduce taxable income and earnings and profits but do not reduce cash available for distribution. To the extent that a portion of any distributions to our investors exceed our current and accumulated earnings and profits, that portion will be considered a return of capital (a non-taxable distribution) for U.S. federal income tax purposes up to the amount of their tax basis in their shares (and any excess over their tax basis in their shares will result in capital gain from the deemed disposition of the investors’ shares). The amount of distributions considered a return of capital for U.S. federal income tax purposes will not be subject to tax immediately but will instead reduce the tax basis of our investors’ investments, generally deferring any tax on that portion of the distribution until they sell their shares or we liquidate. Because we may choose to increase depreciation expense deductions in the earlier years after acquisition of an asset, for U.S. federal income tax purposes, of certain components of our investments, including land improvements and fixtures through the use of cost segregation studies, our early investors may benefit to the extent that increased depreciation causes all or a portion of the distributions they receive to be considered a return of capital for U.S. federal income tax purposes thereby deferring tax on those distributions, while later investors may not benefit to the extent that the depreciation of these components has already been deducted.
If we fail to invest a sufficient amount of the net proceeds from our initial public offering in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.
Temporary investment of the net proceeds from our initial public offering in securities that are not treated as real estate assets for REIT qualification purposes and income from these investments generally will allow us to satisfy various REIT income and asset requirements, but only during the one-year period beginning on the date we receive the net proceeds. In order to satisfy these requirements, we may invest in one or more assets on terms and conditions that are not otherwise favorable to us, which ultimately could materially and adversely affect our financial condition and operating results. Alternatively, if we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within the one-year period, we could fail to satisfy one or more of the gross income or asset tests and we could be limited to investing all or a portion of any remaining funds in cash or certain cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Internal Revenue Code, we could fail to qualify as a REIT.
Our investments in debt instruments may cause us to recognize taxable income in excess of cash available for distribution for federal income tax purposes even though no cash payments have been received on the debt instruments.
We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as “market discount” for federal income tax purposes. In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate residential and commercial mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
As a result of these factors, there is a risk that we may recognize taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this taxable income in excess of cash available for distribution is recognized.
To maintain our REIT status, we may be forced to forego otherwise attractive business opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii) gains realized on the sale of common stock by such tax-exempt stockholder, may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.
The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur and may limit the manner in which we conduct securitizations or financing arrangements.
We may be deemed to be, or make investments in entities that own or are themselves deemed to be, taxable mortgage pools. Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. As a REIT, provided that we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, certain categories of stockholders, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of our income from the taxable mortgage pool. In that case, we are authorized to reduce and intend to reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax by the amount of such tax paid by us that is attributable to such stockholder’s ownership. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for federal income tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
Similarly, certain of our securitizations or other borrowings could be considered to result in the creation of a taxable mortgage pool for federal income tax purposes. We intend to structure our securitization and financing arrangements as to not create a taxable mortgage pool. However, if we have borrowings with two or more maturities and (i) those borrowings are secured by mortgages or residential or commercial mortgage-backed securities and (ii) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or residential or commercial mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Internal Revenue Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, provided we own 100% of such entity, but a portion of the taxable income we recognize may be characterized as “excess inclusion” income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•	not be allowed to be offset by a stockholder’s net operating losses;

•	be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•
be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and

•
be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Characterization of any repurchase agreements we enter into to finance our investments as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to qualify as a REIT.
We may enter into repurchase agreements with a variety of counterparties to achieve our desired amount of leverage for the assets in which we invest. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement and receive cash from the counterparty. The counterparty is obligated to resell the assets back to us at the end of the term of the transaction. We believe that for federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT if tax ownership of these assets was necessary for us to meet the income and/or asset tests.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) to manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above, and, in each case, such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% for taxable years after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% (or 20% as applicable) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
We may be required to pay some taxes due to actions of a taxable REIT subsidiary which would reduce our cash available for distribution to our stockholders.
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.
The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.
We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we intend to elect and qualify to be taxed as a REIT, we may not elect to be treated as a REIT or may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion is based upon existing law, applicable as of the date of its opinion, all of which will be subject to change, either prospectively or retroactively.
Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to them if they are a non-U.S. stockholder.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.
We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT level tax deduction, the distribution must not constitute a “preferential dividend”. A distribution is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. The preferential dividend rules described above do not apply to distributions by publicly offered REITs, which we will be as of the effective date of our initial public offering. Prior to our status as a publicly offered REIT, the preferential dividend rules did apply to our distributions, thus potentially affecting both our 2015 and 2016 taxable years.
Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account (“IRA”)) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common stock. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and Benefit Plans.  The final regulation and the related exemptions were originally scheduled to apply for investment transactions on and after April 10, 2017, the final regulation has been recommended for reconsideration pursuant to executive order.  The final regulation and the accompanying exemptions are complex, implementation may be further delayed, and the final regulation remains subject to potential further revision prior to implementation. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2.	PROPERTIES
As of December 31, 2016, we owned three office buildings containing 524,124 rentable square feet, which were collectively 96% occupied with a weighted-average remaining lease term of 5.2 years. The following table provides summary information regarding the properties owned by us as of December 31, 2016:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands) (1)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Von Karman Tech Center Irvine, CA	08/12/2015	Office	101,161	$21,306	$2,277	$22.51	4.9	12.9%	100.0%
Commonwealth Portland, OR	06/30/2016	Office	219,742	73,962	5,315	25.59	3.5	46.3%	94.5%
The Offices at Greenhouse Houston, TX	11/14/2016	Office	203,221	46,604	3,996	20.65	7.2	29.7%	95.2%
			524,124	$141,872	$11,588	$23.07	5.2		95.9%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2016:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	1	$75	0.6%	12,561	2.6%
2017	5	742	6.4%	31,858	6.3%
2018	10	891	7.7%	36,241	7.2%
2019	5	690	6.0%	31,237	6.2%
2020	5	1,146	9.9%	42,291	8.4%
2021	7	1,942	16.8%	76,961	15.3%
2022	1	189	1.6%	9,149	1.8%
2023	5	2,714	23.4%	114,941	22.9%
2024	1	2,900	25.0%	135,727	27.0%
2025	—	—	—%	—	—%
2026	2	299	2.6%	11,461	2.3%
Total	42	$11,588	100.0%	502,427	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2016, we had a concentration of credit risk related to AECOM, a tenant in The Offices at Greenhouse in the engineering industry, which represented 26% of our annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 27% of the total rentable square feet of our real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of December 31, 2016, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of our annualized base rent.
As of December 31, 2016, our portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and legal	9	$4,795	41.4%
Information	5	1,509	13.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2016, no other tenant industries accounted for more than 10% of annualized base rent.
For more information about our real estate portfolio, see Part I, Item 1, “Business.”

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings that arise in the ordinary course of our business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government authorities.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 6, 2017, we had 8,952,199 shares of Class A common stock and 211,774 shares of Class T common stock outstanding held by a total of 764 and 53 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. Any sale must comply with applicable state and federal securities laws. In addition, our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
To assist the FINRA members and their associated persons that participate in the initial public offering of our common stock, in meeting their customer account statement reporting obligations pursuant to applicable FINRA and NASD Conduct Rules, we disclose in each annual report distributed to stockholders a per share estimated value of our shares developed in a manner reasonably designed to ensure it is reliable, the method by which it was developed, and the date of the estimated valuation. In addition, KBS Capital Advisors, our advisor, prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated value of our shares of Class A and Class T common stock is the net investment amount, which net investment amount is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table in the prospectus for our most recent primary public offering. This estimated value per share is $9.40 for each of our Class A and Class T shares of common stock. No later than September 25, 2018, we will provide an estimated net asset value (“NAV”) per share that we will use as our estimated value per share. This value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service and will comply with the Practice Guideline 2013-01, Valuations of Publicly Registered, Non-Listed REITs issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA valuation guidelines”). Once we announce an estimated NAV per share we generally expect to update the estimated NAV per share in December of each year.
Until we report an estimated NAV per share, these initial reported values will likely differ from the price at which a stockholder could resell his or her shares primarily because (i) there is no public trading market for the shares at this time; (ii) the estimated value does not reflect, and is not derived from, the fair market value of our assets nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets mostly due to other expenses related to real estate transactions, (iii) we sold approximately 8,611,335 shares of our Class A common stock at a weighted average purchase price of approximately $8.98 per share and received weighted average net proceeds of approximately $8.30 per share in private transactions; (iv) the estimated value does not take into account how market fluctuations affect the value of our investments; and (v) the estimated value does not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
Distribution Information
We have authorized and declared, and expect to continue to authorize and declare, distributions based on daily record dates, and we have paid, and expect to continue to pay, such distributions on a monthly basis. The rate is determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

Generally, our policy is to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with an advance from our advisor and debt financing and we expect to utilize debt financing in the future, if necessary, to fund at least a portion of our distributions. We may also fund such distributions with proceeds from the sale of assets or from the maturity, payoff or settlement of debt investments. We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. Our distribution policy is generally not to use the proceeds from an offering to pay distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Cash distributions on Class T shares will be lower than cash distributions on Class A shares because of the ongoing stockholder servicing fee to be paid with respect to Class T shares sold in the primary offering. We will not pay the stockholder servicing fee on Class T shares issued as a stock dividend or purchased in our distribution reinvestment plan offering; however, the stockholder servicing fee payable with respect to Class T shares purchased in the primary offering is a class-specific expense and will be allocated to all the Class T shares. The stockholder servicing fee therefore will impact the distributions payable on all Class T shares and may impact the NAV of all Class T shares if the amount of the stockholder servicing fee payable on the Class T shares sold in the primary offering exceeds amounts available for distribution to holders of Class A shares.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO from current or prior periods (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). However, our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and Part I, Item 1, “Market Outlook - Real Estate and Real Estate Finance Markets” herein, and the risks discussed in Part I, Item 1A, “Risk Factors.” Those factors include: our ability to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; to the extent we make investments in real estate loans, the ability of our borrowers and their sponsors to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operating activities.
We have elected to be taxed as a REIT under the Internal Revenue Code and have operated as such beginning with our taxable year ended December 31, 2015. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

For the month of September 2015, our cash distribution was declared for a single record date, September 30, 2015. Distributions for the periods from October 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016 were based on daily record dates. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2016 and 2015, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$440	$1,005	$1,097	$1,113	$3,655
Total Per Class A Share Distribution (1)	$0.123	$0.125	$0.126	$0.126	$0.500
Total Per Class T Share Distribution (1)	$—	$—	$0.074	$0.101	$0.175
	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$—	$—	$28	$167	$195
Total Per Class A Share Distribution (1)	$—	$—	$0.041	$0.126	$0.167
_____________________
(1) For the month of September 2015, our cash distribution was in the amount of $0.04109589 per share. Distributions for the periods from October 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016 were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
The tax composition of our distributions declared for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015
Ordinary Income	—%	—%
Capital Gain	—%	—%
Return of Capital	100%	100%
Total	100%	100%
For more information with respect to our distributions paid, including stock dividends issued, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On November 9, 2016, our board of directors declared distributions based on daily record dates for the period from January 1, 2017 through January 31, 2017, which we paid on February 1, 2017. On January 25, 2017, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from February 1, 2017 through February 28, 2017, which was paid on March 1, 2017, and cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from March 1, 2017 through March 31, 2017, which the Company expects to pay in April 2017. On March 8, 2017, our board of directors declared distributions based on daily record dates for the period from April 1, 2017 through April 30, 2017, which we expect to pay in May 2016, and distributions based on daily record dates for the period from May 1, 2017 to May 31, 2017, which we expect to pay in June 2017. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, reduced by (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
(a) During the year ended December 31, 2016, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(b) of Regulation D of the Act, we conducted a private offering for the sale of a maximum of $105,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on June 11, 2015. The exemption was available to us because the shares were being offered and sold solely to accredited investors without the use of general solicitation. On April 27, 2016, the Company ceased offering shares in the primary portion of the private offering and processed subscription agreements for the primary private offering for up to 30 days following April 27, 2016 for subscription agreements dated on or before April 27, 2016. $100,000,000 of shares were offered in the primary portion of the private offering and were sold at a purchase price of $8.90, $9.05, $9.20, $9.30 or $9.40 per share depending upon the amount of gross proceeds raised in the private offering, with discounts available to some categories of purchasers. Shares were sold in the primary portion of the private offering at $8.90 until November 18, 2015, $9.05 from November 19, 2015 to December 2, 2015, $9.20 from December 3, 2015 to February 3, 2016, $9.30 from February 4, 2016 to March 30, 2016, $9.40 from March 31, 2016 to the termination of the private offering. The Company was also offering up to $5,000,000 of shares of Class A common stock pursuant to a distribution reinvestment plan under the private offering at a purchase price equal to 95% of the then-current offering price for shares in the primary offering (whether in the primary private offering or a follow-on primary offering and ignoring any discounts that may be available to certain categories of purchasers) or 95% of the most recent offering price in a primary offering if there is no current offering. From inception through December 31, 2016, we had raised approximately $76.8 million related to the sale of 8,548,972 shares of common stock in the private offering and incurred total underwriting expenses of approximately $5.6 million. Of this amount, in the period from January 1, 2016 through December 31, 2016, we sold 6,397,174 shares of common stock in the private offering for gross offering proceeds of $58.0 million and incurred total underwriting expenses of approximately $4.3 million.
(b) On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207471) was declared effective under the Securities Act of 1933, covering a public offering of up to $1,500,000,000 in shares of common stock in our primary offering, consisting of two classes of shares: Class A shares at a price of $10.39 per share and Class T shares at $10.00 per share. Both classes of shares have discounts available. We are also offering of up to $800,000,000 in shares of common stock under our distribution reinvestment plan: Class A shares at a price of $9.88 per share and Class T shares at a price of $9.50 per share. The amount of selling commissions differs among Class A shares and Class T shares, and there is an ongoing stockholder servicing fee with respect to Class T shares sold in the primary initial public offering. We are offering to sell any combination of Class A and Class T shares in our primary offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between the primary offering and our distribution reinvestment plan offering.
We commenced our initial public offering on April 28, 2016 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of December 31, 2016, we had sold 162,401 and 93,918 shares of Class A and Class T common stock, respectively, in the public offering for aggregate gross offering proceeds of $2.6 million, including 116,318 and 319 shares of Class A and Class T common stock, respectively, under our distribution reinvestment plan for aggregate gross offering proceeds of $1.2 million.

As of December 31, 2016, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees(1)	$71	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	26	Actual
Total expenses for the issuer's account	$97

Percentage of offering proceeds used to pay or reimburse affiliates for the expenses above	3.8%	Actual
_____________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share. Our dealer manager will reallow all of the stockholder servicing fee paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of December 31, 2016, we had incurred approximately $37,445 in stockholder servicing fees, which is the maximum amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering.
(2) Organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) are capped at 1.0% of gross offering proceeds from the primary portion of our initial public offering.  KBS Capital Advisors and its affiliates are responsible for any organization and other offering costs related to the primary portion of our initial public offering that exceed this limit.  The amount included above represents our maximum liability for organization and other offering costs based on the 1.0% limit.  As of December 31, 2016, KBS Capital Advisors and its affiliates had incurred an additional $3.8 million in organization and other offering costs on our behalf in connection with our initial public offering.
From the commencement of our ongoing initial public offering through December 31, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $2.5 million, including net offering proceeds from our distribution reinvestment plan of $1.2 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to acquire and manage a diverse portfolio of core real estate properties and real estate-related assets, including the acquisition of commercial properties and the acquisition and origination of real estate-related assets. The real estate-related assets in which we may invest include mortgage, mezzanine, bridge and other loans; debt and derivative securities related to real estate assets, including mortgage-backed securities; equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies.
As of December 31, 2016, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $139.7 million in three office properties, including $3.3 million of acquisition fees and closing costs.
Share Redemption Program
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

Pursuant to the share redemption program, and provided the redeeming stockholder has held his or her shares for at least one year, we will initially redeem shares submitted as an ordinary redemption at 95.0% of the price paid to acquire the shares from us. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus, as supplemented, for our initial public offering. For each class of shares, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend. Once we have established an estimated net asset value (“NAV”) per share of our common stock, we will redeem shares submitted in connection with an ordinary redemption at 95.0% of our most recent estimated NAV per share as of the applicable redemption date.
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
Upon a transfer of shares any pending redemption requests with respect to such transferred shares will be canceled as of the date the transfer is accepted by us.  Stockholders wishing to continue to have a redemption request related to any transferred shares considered by us must resubmit their redemption request.
We expect to establish an estimated NAV per share no later than September 25, 2018. Once announced, we expect to update the estimated NAV per share in December of each year.
In several respects we treat redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence differently from other redemptions:

•	there is no one-year holding requirement;

•
until we establish an estimated NAV per share, which we expect to be no later than September 25, 2018, the redemption price is the amount paid to acquire the shares from us. Notwithstanding the foregoing, stock dividends will initially be redeemed at the “net investment amount” per share, which will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus, as supplemented, for our initial public offering. For each class of shares, this amount will initially equal $9.40 per share for redemptions of shares received as a result of a stock dividend; and

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
During the year ended December 31, 2016, we did not redeem any shares pursuant to our share redemption program because no shares were submitted for redemption. Based on the redemption limitations described above, as of December 31, 2016, there is $1.8 million available for eligible redemptions for the 2017 calendar year.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2016 and 2015 and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2016	2015
Balance sheet data
Total real estate, net	$138,580	$21,080
Total assets	155,913	34,340
Notes payable, net	81,375	16,057
Total liabilities	91,492	18,180
Redeemable common stock	1,791	54
Total stockholders’ equity	62,630	16,106
	For the Year Ended December 31,	For the Period from January 27, 2015 to December 31, 2015
	2016	2015
Operating data
Total revenues	$6,855	$948
Net loss	(4,089)	(776)
Class A Common Stock:
Net loss	(4,081)	(775)
Net loss per common share - basic and diluted	(0.56)	(2.05)
Class T Common Stock:
Net loss	(8)	(1)
Net loss per common share - basic and diluted	(0.64)	(2.57)
Other data
Cash flows used in operating activities	(35)	(114)
Cash flows used in investing activities	(115,158)	(21,277)
Cash flows provided by financing activities	117,966	34,084
Distributions declared	(3,655)	(195)
Distributions declared per common share - Class A (1)	0.500	0.167
Distributions declared per common share - Class T (1)	0.175	—
Stock dividends declared per common share (2)	0.010	0.003
Weighted-average number of common shares outstanding, basic and diluted - Class A	7,349,273	377,827
Weighted-average number of common shares outstanding, basic and diluted - Class T	12,393	449
_____________________
(1) For the month of September 2015, our cash distribution was declared for a single record date, September 30, 2015, in the amount of $0.04109589 per share. Distributions for the periods from October 1, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016 were based on daily record dates. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Assumes Class A share was issued and outstanding each day that was a record date for distributions during the period presented. Assumes Class T share was issued and outstanding from July 26, 2016 through December 31, 2016.
(2) Our board of directors authorized stock dividends on our outstanding shares of common stock for each month from September 2015 through December 31, 2016. Our stock dividends to date have been declared based on monthly record dates in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year. Assumes share was issued and outstanding each day that was a record date for stock dividends during the period presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” preceding Part I and Part I, Item 1A, “Risk Factors.”
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
As of December 31, 2016, we had sold 8,548,972 shares of our Class A common stock for gross offering proceeds of $76.8 million in our private offering, including 74,744 shares of our Class A common stock under our distribution reinvestment plan for gross offering proceeds of $0.7 million.
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
On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T. We are also offering a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. We are offering to sell any combination of Class A and Class T shares in the public offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between these offerings. The SEC declared our registration effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. The dealer manager is responsible for marketing our shares in the initial public offering. As of December 31, 2016, we had sold 162,401 and 93,918 shares of Class A and Class T common stock in the public offering, respectively, for aggregate gross offering proceeds of $2.6 million, including 116,318 and 319 shares of Class A and Class T common stock under its distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $1.2 million.
We intend to use substantially all of the net proceeds from our private and public offerings to invest in a diverse portfolio of core real estate properties and real estate-related assets. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which we may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies. As of December 31, 2016, we owned three office buildings.

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
Conditions in the global capital markets remain volatile as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and the Eurozone is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
For further discussion of current market conditions, see Part I, Item 1, “Business ─ Market Outlook ─ Real Estate and Real Estate Finance Markets.”
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, the uncertainty regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED increased interest rates in the fourth quarter of 2015 and again in December 2016. The real estate and finance markets anticipate further rate increases as long as the economy remains strong. If this trend continues, management will review our debt financing strategies to optimize the cost of our debt exposure.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty financing new investments and/or refinancing some of our debt obligations prior to or at maturity or we may not be able to finance new investments or refinance existing obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased. Market conditions can change quickly, potentially negatively impacting the value of our investments.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our proposed operations. We will obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2016, we had raised approximately $79.4 million in gross offering proceeds from the sale of shares of our Class A common stock in our private offering, separate private transactions and initial public offering.
Regulatory developments related to the reporting of our estimated value per share under recently effective FINRA and NASD Conduct Rules, and changes to the definition of fiduciary under ERISA and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”) may significantly affect our ability to raise substantial additional funds in the public offering.  See Part I, Item 1A “Risk Factors” herein.

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
As of December 31, 2016, we owned three office properties that were 96% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the year ended December 31, 2016 were met through cash flow generated by our real estate investments and with proceeds from our private offering.
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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. During the early stages of our public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2016, our aggregate borrowings were approximately 57% of our net assets before deducting depreciation and other non-cash reserves.
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
We also pay fees to KBS Management Group, LLC (the “Co-Manager”), an affiliate of our advisor, for certain property management services related to certain property acquisitions we make and for which we have entered a property management agreement with the Co-Manager.
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
Cash Flows from Operating Activities
As of December 31, 2016, we owned three office properties. During the year ended December 31, 2016, net cash used in operating activities was $35,000, compared to $0.1 million during the year ended December 31, 2015. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $115.2 million for the year ended December 31, 2016 and consisted primarily of the following:

•	$115.0 million of cash for the acquisition of two real estate properties; and

•	$0.2 million of cash for improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2016, net cash provided by financing activities was $118.0 million and consisted primarily of the following:

•
$65.2 million of net cash provided by debt financing as a result of proceeds from notes payable of $71.6 million, partially offset by principal payments on notes payable of $5.1 million and payments of deferred financing costs of $1.3 million;

•
$54.2 million of net cash provided by offering proceeds related to our private placement offering and public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $4.6 million;

•	$1.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.8 million;

•	$1.1 million of cash advanced from our advisor for cash distributions; and

•	$0.9 million of other offering costs due to affiliate.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2016 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$82,810	$—	$30,550	$52,260	$—
Interest payments on outstanding debt obligations (2)	8,776	2,331	4,546	1,899	—
Stockholder servicing fee liability (3)	37	10	19	8	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate). We incurred interest expense of $1.0 million, excluding amortization of deferred financing costs totaling $0.2 million during the year ended December 31, 2016.
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
Results of Operations
Overview
The SEC declared the registration statement for our initial public offering effective on April 28, 2016. Prior to this, we conducted a private placement offering exempt from registration under the Securities Act of 1933, as amended, that commenced on June 11, 2015. We ceased offering shares in the primary portion of the private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 through May 30, 2016. Our results of operations as of December 31, 2016 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment and have since been raising money in and investing the proceeds from our private placement offering and our ongoing initial public offering. As of December 31, 2015, we owned one office building. After December 31, 2015, we acquired two office properties, and therefore, own three buildings as of December 31, 2016. The results of operations presented for the year ended December 31, 2016 and for the period from January 27, 2015 to December 31, 2015 are not directly comparable due to our acquisition activity. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2016 for an entire period and anticipated future acquisitions of real estate investments.
Comparison of the year ended December 31, 2016 versus the period from January 27, 2015 to December 31, 2015
Rental income, tenant reimbursements and other operating income increased from $0.9 million for the period from January 27, 2015 to December 31, 2015 to $6.9 million for the year ended December 31, 2016. Operating, maintenance, and management expenses increased from $0.2 million for the period from January 27, 2015 to December 31, 2015 to $1.5 million for the year ended December 31, 2016. We incurred property management fees and expenses to affiliate of $0.1 million for the year ended December 31, 2016. Real estate taxes and insurance increased from $0.1 million for the period from January 27, 2015 to December 31, 2015 to $0.6 million for the year ended December 31, 2016. Asset management fees to affiliate increased from $22,000 for the period from January 27, 2015 to December 31, 2015 to $0.4 million for the year ended December 31, 2016. Depreciation and amortization increased from $0.3 million for the period from January 27, 2015 to December 31, 2015 to $3.0 million for the year ended December 31, 2016. Interest expense increased from $0.3 million for the period from January 27, 2015 to December 31, 2015 to $1.2 million for the year ended December 31, 2016.
We expect that rental income and tenant reimbursements, operating, maintenance and management expenses, property management fees and expenses to affiliate, real estate taxes and insurance, asset management fees, depreciation and amortization expense and interest expense to each increase in future periods as a result of owning the investment acquired in 2016 for an entire period and anticipated future acquisitions of real estate investments.
General and administrative expenses increased from $0.2 million for the period from January 27, 2015 to December 31, 2015 to $1.5 million for the year ended December 31, 2016. These general and administrative costs consisted primarily of portfolio legal fees, board of directors fees, internal audit compensation, external auditor fees, dividend processing fees, and dead deal costs. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate investments.

As a result of our acquisition of Von Karman Tech Center, we incurred $0.6 million of real estate acquisition fees and expenses to affiliates and non-affiliates during the period from January 27, 2015 to December 31, 2015. As a result of our acquisitions of Commonwealth Building and The Offices at Greenhouse, we incurred $2.7 million of real estate acquisition fees and expenses to affiliates and non-affiliates during the year ended December 31, 2016.
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
During the private offering, there was no limit on the amount of organization and offering costs we could incur and we were obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of us. As of December 31, 2016, we had recorded $1.5 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which have been reimbursed to our advisor or its affiliates as of December 31, 2016.
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
Through December 31, 2016, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $3.8 million. As of December 31, 2016, the Company had recorded $25,507 of organization and other offering expenses related to the initial public offering, which amounts represent the Company's maximum liability for organization and other offering costs as of December 31, 2016 based on the 1% limitation described above.

Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flow (used in) provided by operations were as follows during 2016 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2016	$440	$0.123	$—	$117	$197	$314	$(199)
Second Quarter 2016	1,005	0.125	—	423	440	863	211
Third Quarter 2016	1,097	0.126	0.074	517	576	1,093	(652)
Fourth Quarter 2016	1,113	0.126	0.101	517	579	1,096	605
	$3,655	$0.500	$0.175	$1,574	$1,792	$3,366	$(35)
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2016 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
(2) Assumes Class A share was issued and outstanding each day that was a record date for distributions during the period presented. Assumes Class T share was issued and outstanding from July 26, 2016 through December 31, 2016. We had not sold any Class T shares prior to the third quarter of 2016.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2016, we paid aggregate distributions of $3.4 million, including $1.6 million of distributions paid in cash and $1.8 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2016 was $4.1 million. Cash flow used in operations for the year ended December 31, 2016 was $35,000. We funded our total distributions paid, which includes cash distributions and distributions reinvested by stockholders, with $1.2 million of advances from our advisor and $2.2 million of debt financing. See “—Liquidity and Capital Resources” above for a discussion of the terms of the advance from our advisor.
From inception through December 31, 2016, we paid cumulative distributions of $3.5 million and our cumulative net loss during the same period was $4.9 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the year ended December 31, 2016, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Going forward we expect our board of directors to continue to authorize and declare cash distributions based on daily record dates and to pay these distributions on a monthly basis and during our offering stage to continue to authorize and declare stock dividends based on a single record date as of the end of the month, and to issue these dividends on a monthly basis. Cash distributions and stock dividends will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for stock dividends or cash distributions to stockholders. We have not established a minimum dividend or distribution level, and our charter does not require that we pay dividends or make distributions to our stockholders.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Part I, Item 1A, “Risk Factors.” Those factors include: our ability to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; to the extent we make investments in real estate loans, the ability of our borrowers and their sponsors to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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
Revenue Recognition
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
Status of the Offering
We commenced the public offering on April 28, 2016. As of March 6, 2017, we had sold 246,104 and 211,323 shares of Class A and Class T common stock in our public offering, respectively, for aggregate gross offering proceeds of $4.6 million. Included in these amounts were 174,895 and 1,304 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $1.7 million.
Cash Distributions Paid
On January 4, 2017, we paid cash distributions of $0.4 million and $1,918, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from December 1, 2016 through December 31, 2016. On February 1, 2017, we paid cash distributions of $0.4 million and $3,621, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from January 1, 2017 through January 31, 2017. On March 1, 2017, we paid cash distributions of $0.3 million and $5,244, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from February 1, 2017 through February 28, 2017.
Stock Dividends Issued
On January 5, 2017, we issued 7,513 shares of Class A common stock and 80 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on December 31, 2016. On February 2, 2017, we issued 7,968 shares of Class A common stock and 109 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on January 31, 2017. On March 2, 2017, we issued 7,421 shares of Class A common stock and 161 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on February 28, 2017.
Distributions Declared
On January 25, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from March 1, 2017 through March 31, 2017, which we expect to pay in April 2017. On March 8, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from April 1, 2017 through April 30, 2017, which we expect to pay in May 2017, and the period from May 1, 2017 through May 31, 2017, which we expect to pay in June 2017. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, reduced by (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
On January 25, 2017, our board of directors declared stock dividends of 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on March 31, 2017, which we expect to issue in April 2017. On March 8, 2017, our board of directors declared stock dividends of 0.00083333 shares and 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on April 30, 2017 and May 31, 2017, respectively, which we expect to issue in May 2017 and June 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We will also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage and other loans. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level or we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.
The table below summarizes the book value, interest rate and fair value of the outstanding principal balance, weighted-average interest rates and fair value for our notes payable for each category, based on maturity dates as of December 31, 2016 (dollars in thousands):

	Maturity Date						Total Value or Amount
	2017	2018	2019	2020	2021	Thereafter		Fair Value
Liabilities
Notes payable, principal outstanding
Variable Rate	$—	$—	$30,550	$11,260	$41,000	$—	$82,810	$82,443
Weighted-average interest rate (1)	—%	—%	3.0%	2.6%	2.8%	—%	2.8%
_____________________
(1) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2016, where applicable.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At December 31, 2016, we did not have any fixed rate debt or fixed rate real estate loans receivable outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At December 31, 2016, we were exposed to market risks related to fluctuations in interest rates on $82.8 million of variable rate debt outstanding. Based on interest rates as of December 31, 2016, if interest rates were 100 basis points higher during the 12 months ending December 31, 2017, interest expense on our variable rate debt would increase by $0.8 million. As of December 31, 2016, one-month LIBOR was 0.77167% and if this index was reduced to 0% during the 12 months ending December 31, 2017, interest expense on our variable rate debt would decrease by $0.6 million.
The weighted average interest rate of our variable rate debt at December 31, 2016 was 2.82%.  The interest rate represents the actual interest rate in effect at December 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2016 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1, “Business ─ Market Outlook” and Part I, Item 1A, “Risk Factors.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting for the year ending December 31, 2017.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2016, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Peter M. Bren	President	83
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	65
Keith D. Hall	Executive Vice President	58
Jeffrey K. Waldvogel	Chief Financial Officer	39
Stacie K. Yamane	Chief Accounting Officer	52
George R. Bravante, Jr.	Independent Director	58
Jon D. Kline	Independent Director	50
Keith P. Russell	Independent Director	71
_____________________
* As of March 1, 2017.
Peter M. Bren is our President, a position he has held since January 2015. He is also Chairman of the Board and President of our advisor, and is President of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for these entities since October 2004, June 2005, August 2007 and January 2010, respectively. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. In addition, Mr. Bren is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2008, 2009, 2009 and 2013, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager.
Mr. Bren is Chairman of the Board and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2016, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $23.0 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
Mr. Bren oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships. Mr. Bren is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to taking his current positions as Chairman of the Board and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company and was President of Lincoln Property Company, Europe. Mr. Bren is also a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management. He is also a member of the Real Estate Roundtable in Washington, D.C.

Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2015. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS REIT I, positions he has held for these entities since October 2004 and June 2005, respectively; Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively; and Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. In addition, Mr. Schreiber is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2008, 2009, 2009 and 2013, respectively. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2015, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $23.0 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
Mr. Schreiber oversees all aspects of KBS Capital Advisors’ and KBS Realty Advisors’ operations, including the acquisition and management of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of KBS Capital Advisors’ and KBS Realty Advisors’ business activities and is responsible for investor relationships. Mr. Schreiber is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to teaming with Mr. Bren in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly-formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development. Mr. Schreiber also serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts.
Mr. Schreiber has served as a member of the board of directors and executive committee of The Irvine Company since August 2016, and since December 2016, Mr. Schreiber has served on the Board of Trustees of The Irvine Company.
Our board of directors has concluded that Mr. Schreiber is qualified to serve as a director and Chairman of the Board for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2016, Mr. Schreiber had been involved in the investment in or management of over $23.0 billion of real estate investments through KBS affiliates. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber will be best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, KBS REIT II and KBS REIT III, and as a director and trustee of the Irvine Company, Mr. Schreiber will bring to our board of directors demonstrated management and leadership ability.

Keith D. Hall is our Executive Vice President, a position he has held since January 2015. He is an Executive Vice President of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for these entities since June 2005, August 2007 and January 2010, respectively. He is also the Chief Executive Officer and a director of KBS Strategic Opportunity REIT, positions he has held since December 2008 and October 2008, respectively, and is the Chief Executive Officer and a director of KBS Strategic Opportunity REIT II, positions he has held since February 2013. In addition, Mr. Hall is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2008, 2009, 2009 and 2013, respectively. Mr. Hall owns and controls a 50% interest in GKP Holding LLC. GKP Holding owns a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. Mr. Hall is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Hall is a co-founder of Willowbrook Capital Group, LLC which is an asset management company. Prior to forming Willowbrook in 2000, Mr. Hall was a Managing Director at CS First Boston, where he managed the distribution strategy and business development for the Principal Transaction Group’s $18.0 billion real estate securities portfolio. Mr. Hall’s two primary business unit responsibilities were Mezzanine Lending and Commercial Real Estate Development. Before joining CS First Boston in 1996, he served as a Director in the Real Estate Products Group at Nomura Securities, with responsibility for the company’s $6.0 billion annual pipeline of fixed-income, commercial mortgage-backed securities. During the 1980s, Mr. Hall was a Senior Vice President in the High Yield Department of Drexel Burnham Lambert’s Beverly Hills office, where he was responsible for distribution of the group’s high-yield real estate securities. Mr. Hall received a Bachelor of Arts Degree with honors in Finance from California State University, Sacramento.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. He is also the Chief Financial Officer of our advisor, and Chief Financial Officer and Assistant Secretary of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for each of these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions he has held for each of these entities since June 2015. Mr. Waldvogel is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
Mr. Waldvogel has been employed by an affiliate of KBS Capital Advisors since November 2010. With respect to the KBS-sponsored REITs advised by KBS Capital Advisors, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
Prior to joining an affiliate of our advisor in 2010, Mr. Waldvogel was an audit senior manager at Ernst & Young LLP. During his eight years at Ernst & Young LLP, where he worked from October 2002 to October 2010, Mr. Waldvogel performed or supervised various auditing engagements, including the audit of financial statements presented in accordance with GAAP, as well as financial statements prepared on a tax basis. These auditing engagements were for clients in a variety of industries, with a significant focus on clients in the real estate industry.
In April 2002, Mr. Waldvogel received a Master of Accountancy Degree and Bachelor of Science from Brigham Young University in Provo, Utah. Mr. Waldvogel is a Certified Public Accountant (California).
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2015. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II, positions she has held for these entities since October 2008, October 2008, October 2008, August 2009, August 2009, January 2010 and February 2013, respectively. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008, she served as Controller of KBS REIT I.
Ms. Yamane also serves as Senior Vice President/Controller, Portfolio Accounting for KBS Realty Advisors LLC, a position she has held since 2004. She served as a Vice President/Portfolio Accounting with KBS-affiliated investment advisors from 1995 to 2004. At KBS Realty Advisors, from 2004 through 2015, Ms. Yamane was responsible for client accounting/reporting for two real estate portfolios. These portfolios consisted of industrial, office and retail properties as well as land parcels. Ms. Yamane worked closely with portfolio managers, asset managers, property managers and clients to ensure the completion of timely and accurate accounting, budgeting and financial reporting. In addition, she assisted in the supervision and management of KBS Realty Advisors’ accounting department.

Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her almost 30 years of real estate experience.
Ms. Yamane received a Bachelor of Arts Degree in Business Administration with a dual concentration in Accounting and Management Information Systems from California State University, Fullerton. She is a Certified Public Accountant (inactive California).
George R. Bravante, Jr. is one of our independent directors, a position he has held since March 2016. In 1996, Mr. Bravante founded Biltmore Advisors, LLC, the general partner of Bravante-Curci Investors, L.P., and since 1996, he has served as the Managing Member of Biltmore Advisors, LLC. Bravante-Curci Investors focuses on real estate and agricultural investments in California. Since 2005, Mr. Bravante has been the owner of Bravante Produce, which oversees agricultural land, and since July 2013, he has served as the Chief Executive Officer of Pacific Agriculture Realty, LP, an agricultural real estate fund.
Mr. Bravante has been in the real estate industry for over 30 years. Prior to founding Bravante-Curci Investors in 1996, Mr. Bravante served as: President and Chief Operating Officer of Colony Advisors, where he oversaw all aspects of the firm’s operations, including financial and asset management and property management and dispositions; President and Chief Operating Officer of the American Realty Group, where he was responsible for the strategic management, restructuring and disposition of more than $20 billion in real estate-related assets; Chief Financial Officer of RMB Realty, where he was extensively involved with all aspects of numerous commercial real estate transactions; and Manager of Ernst & Whinney (now Ernst & Young LLP), where he advised real estate developers and financial institutions as a member of the real estate consulting group. Since December 2014, Mr. Bravante has served on the board of directors and audit committee of Sabre Corp, and from 2004 through 2010, Mr. Bravante served on the board of directors of ExpressJet Holdings, Inc., serving as non-executive chairman from 2005 to 2010. Mr. Bravante also served on the board of directors of Sunkist Growers, Inc. from January 2011 through January 2014 and of American Real Estate Group from 1990 to 1993. Mr. Bravante received a Bachelor of Arts in Accounting from the University of South Carolina in 1982.
Our board of directors has concluded that Mr. Bravante is qualified to serve as an independent director for reasons including his 30 years of experience in the real estate industry and his financial, strategic business and investment strategy abilities. Mr. Bravante’s broad executive experience provides him with key skills in working with directors, understanding board processes and functions, responding to our business’s financial, strategic and operational challenges and opportunities and overseeing management. Our board of directors believes that these attributes and the depth and breadth of Mr. Bravante’s exposure to complex real estate, financial and strategic issues throughout his career would make him a valuable asset to our board of directors. Further, his service as a director and member of the audit committee of Sabre Corp and as a director of ExpressJet Holdings, both public companies, gives him additional perspective and insight into public companies such as ours.
Jon D. Kline is one of our independent directors, a position he has held since March 2016. Mr. Kline is the founder and Chief Executive Officer of Clearview Hotel Capital, LLC, a privately-held hotel investment and advisory company focused on acquiring and providing asset management for hotels in urban and unique locations. Mr. Kline has led Clearview Hotel Capital since its founding in 2007. From 2006 through 2007, he served as President and, from 2003 to 2006, as Chief Financial Officer of Sunstone Hotel Investors, Inc., a public hotel REIT (NYSE:SHO). Prior to joining Sunstone in 2003, Mr. Kline oversaw the U.S. hospitality and leisure investment banking practice at Merrill Lynch & Co., with responsibility for lodging, gaming, restaurants and other leisure industries. Prior to joining Merrill Lynch, Mr. Kline was a real estate investment banker at Smith Barney, focused on lodging and other real estate asset classes, and an attorney with Sullivan & Cromwell LLP. Mr. Kline has served on the board of directors of CareTrust REIT, Inc. (NASDAQ: CTRE), a public REIT, since June 2014, and he is currently the chair of the audit committee and a member of the nominating and corporate governance and compensation committees. Mr. Kline holds a Bachelor of Arts in Economics from Emory University and a J.D. from New York University School of Law.
Our board of directors has concluded that Mr. Kline is qualified to serve as an independent director for reasons including executive leadership experience in a public REIT, his professional and educational background, his network of relationships with real estate professionals and his extensive background and experience in public markets and in real estate and finance transactions. As the founder of Clearview Hotel Capital, Mr. Kline is acutely aware of the operational challenges we will encounter. In addition, his service as a director and chair of the audit committee of CareTrust REIT provide him an understanding of the requirements of serving on the board of, and the issues facing, a public real estate company such as ours.

Keith P. Russell is one of our independent directors, a position he has held since March 2016. Since June 2001, Mr. Russell has been President of Russell Financial, Inc., a strategic and financial consulting firm serving businesses and high net worth individuals. In March 2001, Mr. Russell retired as Chairman of Mellon West and Vice Chairman of Mellon Financial Corporation, in which capacities he had served since 1996. From 1991 through 1996, Mr. Russell served in various positions at Mellon, including Vice Chairman and Chief Risk Officer of Mellon Bank Corporation and Chairman of Mellon Bank Corporation’s Credit Policy Committee. From 1983 to 1991, Mr. Russell served as President and Chief Operating Officer, and a director, of Glenfed/Glendale Federal Bank.
Mr. Russell has served on the board of directors of Sunstone Hotel Investors, Inc. (NYSE: SHO), a public REIT, since 2004, and he is currently the chair of the audit committee and a member of the nominating and corporate governance committee. Mr. Russell has served on the board of directors of Hawaiian Electric Industries, Inc. (NYSE: HEI) since May 2011, and he is currently a member of the audit committee. Since 2010, Mr. Russell has also served on the board of directors of American Savings Bank, a subsidiary of Hawaiian Electric Industries, and he is currently a member of the audit committee and is the chair of the risk committee. In addition, from 2002 to July 2011, Mr. Russell served on the board of directors of Nationwide Health Properties, Inc., where he served as chair of the audit committee and as a member of the corporate governance and nominating committee. Mr. Russell has been a panelist at various conferences and seminars, addressing topics such as corporate governance and the audit committee’s role. Mr. Russell holds a Bachelor of Arts in Economics from the University of Washington and a Master of Arts in Economics from Northwestern University.
Our board of directors has concluded that Mr. Russell is qualified to serve as an independent director for reasons including his expertise in the areas of risk management and financial analysis and his general investment experience. As a leading executive with several large financial institutions, Mr. Russell has extensive experience in assessing risks and reserves for companies in a wide range of financial situations, which contributes invaluable expertise to our board of directors. In addition, his service as a director and chair of the audit committee of Sunstone Hotel Investors and as a former director and chair of the audit committee of Nationwide Health Properties provides him an understanding of the requirements of serving on the board of, and the issues facing, a public real estate company such as ours.
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Keith P. Russell (chairman), George R. Bravante, Jr. and Jon D. Kline. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that Mr. Russell satisfies the SEC’s requirements for an “audit committee financial expert.”
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct and Ethics can be found at http://www.kbsgireit.com. If, in the future, we amend, modify or waive a provision in the Code of Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by promptly posting such information on the website maintained for us as necessary.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
We currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. If, in the future, we were to compensate our executive officers directly, our conflicts committee, which is composed of all of our independent directors, would discharge our board of directors’ responsibilities relating to the compensation of our executives. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our conflicts committee, based upon recommendations from our advisor. Our executive officers, Messrs. Bren, Schreiber and Hall, manage and control our advisor, and through our advisor, they are involved in recommending the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2016.

Name	Fees Earned in 2016 or Paid in Cash (1)	All Other Compensation	Total
George R. Bravante, Jr.	$76,717	$—	$76,717
Jon D. Kline	73,217	—	73,217
Keith P. Russell	70,217	—	70,217
Charles J. Schreiber, Jr. (2)	—	—	—
Peter McMillan III (2) (3)	—	—	—
_____________________
(1) Fees Earned in 2016 or Paid in Cash include meeting fees earned in 2016 and paid or to be paid in 2017 as follows: Mr. Bravante $3,333, Mr. Kline $3,333, and Mr. Russell $3,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
(3) Mr. McMillan resigned from our board of directors effective February 10, 2017.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay independent directors for attending board and committee meetings as follows:

•	$2,500 in cash for each board meeting attended.

•	$2,500 in cash for each committee meeting attended, except that the chairman of the committee is paid $3,000 for each meeting attended.

•	$2,000 in cash for each teleconference meeting of the board.

•	$2,000 in cash for each teleconference meeting of any committee, except that the chairman of the committee is paid $3,000 for each teleconference meeting of the committee.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 5, 2017, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock or Class T common stock, respectively (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Burns Family Trust	—		—	20,112	9.50%
Burnell D & Shirley Kraft Rev Trust	—		—	15,485	7.31%
Julie W Lorenzen	—		—	15,160	7.16%
Comrit Investments I, Limited Partnership (2)	1,746,999		19.51%	—	—
Peter M. Bren (3)	20,302	(4) (5)	0.23%	—	—
Charles J. Schreiber, Jr. (3)	43,584	(4)	0.49%	—	—
Keith D. Hall (3)	20,302	(4)	0.23%	—	—
Jeffrey K. Waldvogel	—		—	—	—
Stacie K. Yamane	—		—	—	—
George R. Bravante, Jr.	—		—	—	—
Jon D. Kline	—		—	—	—
Keith P. Russell	—		—	—	—
_____________________
(1) The address of each named beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) Decisions regarding the voting or disposition of the shares of our common stock held by Comrit Investments I, Limited Partnership are made by the majority vote of the board of directors of Comrit Investments Ltd., the sole general partner of the limited partnership. The current members of the board of directors of Comrit Investments Ltd. are David Lubetzky and Iddo Kook. Comrit Investments I, Limited Partnership owns only shares of the Company’s Class A common stock and does not have an ownership interest in KBS Capital Advisors.
(3) None of the shares is pledged as security.
(4) Includes 20,302.3190 shares of our Class A common stock owned by KBS Capital Advisors, which is indirectly owned and controlled by Messrs. Bren, Hall and Schreiber.
(5) Excludes 21,501.4200 shares of our Class A common stock held by three of Mr. Bren’s children for which Mr. Bren disclaims beneficial ownership.  On August 11, 2015, Mr. Bren purchased 21,181.2390 shares of our Class A common stock on behalf of and for the accounts of three of his children.   The balance of the shares were issued to Mr. Bren’s children as a stock dividend.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that George R. Bravante, Jr., Jon D. Kline and Keith P. Russell each satisfies the New York Stock Exchange independence standards. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Our Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Chief Compliance Officer, currently our advisor’s Chief Audit Executive, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. KBS Holdings LLC, which is owned and controlled by Peter M. Bren, Keith D. Hall, Peter McMillan III and Charles J. Schreiber, Jr., acts as our sponsor. KBS Holdings owns and controls our advisor, KBS Capital Advisors LLC, and our dealer manager, KBS Capital Markets Group LLC. All four of the individuals who own and control our sponsor actively participate in the management and operations of our advisor, and our advisor has three managers: an entity owned and controlled by Mr. Bren; an entity owned and controlled by Messrs. Hall and McMillan; and an entity owned and controlled by Mr. Schreiber. Mr. Schreiber is one of our executive officers and directors. Messrs. Bren and Hall serve as two of our executive officers.
Our Relationship with KBS Capital Advisors. Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations and acquisitions;

•	arranging for financing and refinancing of our properties and our other investments;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on June 11, 2015 in connection with our private offering. On April 28, 2016, we entered an amended and restated advisory agreement in connection with the launch of our initial public offering which was amended on June 28, 2016 and November 9, 2016. For the period from January 27, 2015 through the most recent date practicable, which was January 31, 2017, we compensated our advisor as set forth below.

Our advisor or its affiliates have paid, and may pay in the future, some of our organization and offering costs (other than selling commissions, dealer manager fees and the ongoing stockholder servicing fee with respect to Class T shares sold in the primary portion of our initial public offering) incurred in connection with our offerings. There was no limit on the organization and offering costs incurred in connection with our private offering and we reimbursed our advisor for all such costs incurred on our behalf. For the public offering we reimburse our advisor and dealer manager for commercially reasonable organization and offering expenses they incur on our behalf in connection with our initial public offering up to an amount that, when combined with selling commissions, dealer manager fees, and the ongoing stockholder servicing fee paid with respect to Class T shares sold in the primary portion of our initial public offering, and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the aggregate gross proceeds of our primary initial public offering and the offering under our distribution reinvestment plan as of the date of reimbursement. However, at the termination of our primary offering, our advisor has agreed to reimburse us to the extent that the organization and other offering expenses paid directly or reimbursed by us (excluding selling commissions, the dealer manager fee and the ongoing stockholder servicing fee with respect to Class T shares sold in the primary portion of our initial public offering) in connection with the primary portion of our initial public offering, exceed 1.0% of gross primary offering proceeds. Our advisor and its affiliates will be responsible for any organization and other offering expenses related to the primary offering to the extent they exceed 1.0% of gross primary offering proceeds as of the termination of the primary offering.
Our advisor incurred approximately $1.5 million of organization and other offering expenses related to the private offering on our behalf, all of which we had reimbursed. From the inception of our public offering through December 31, 2015 and from January 1, 2016 through January 31, 2017, our advisor incurred approximately $1.9 million and $1.4 million, respectively of organization and offering expenses related to the public offering on our behalf, all of which was outstanding as of January 31, 2017.
On August 12, 2015, in connection with the acquisition of Von Karman Tech Center, we borrowed $2.6 million pursuant to a bridge loan from our advisor at the rate of 5% per annum. On September 3, 2015, we repaid $1.5 million of the bridge loan. On November 12, 2015, we paid off the remaining outstanding principal balance and interest due under the bridge loan of $1.1 million.
We incur acquisition and origination fees payable to our advisor equal to 2.0% of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate investments. Acquisition and origination fees from January 27, 2015 through December 31, 2015 totaled approximately $0.4 million. Acquisition and origination fees from January 1, 2016 through January 31, 2017 totaled approximately $2.3 million, all of which was paid as of January 31, 2017.
In addition to acquisition and origination fees, we reimburse our advisor for customary acquisition and origination expenses, whether or not we ultimately acquire the asset. From January 27, 2015 through December 31, 2015, our advisor and its affiliates did not incur any such costs on our behalf. From January 1, 2016 through January 31, 2017, our advisor and its affiliates incurred $0.3 million of dead deal costs.
We pay the dealer manager an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the primary offering solely to the extent there is a broker dealer of record with respect to such Class T share that has entered into a currently effective selected dealer agreement or servicing agreement that provides for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record is in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee will accrue daily and be paid monthly in arrears, and the dealer manager will reallow 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share. In addition, no stockholder servicing fee will be paid with respect to Class T shares purchased through the distribution reinvestment plan or issued pursuant to a stock dividend. We record the stockholder servicing fee as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum stockholder servicing fee payable in relation to the Class T share on the date the share is issued. For each share of Class T common stock in the primary offering, the maximum stockholder servicing fee equals 4% of the purchase price per share (ignoring any discounts in purchase price that may be available to certain categories of purchasers). The liability will be reduced over time, as the fees are paid to the dealer manager, or it will be adjusted if the fees are no longer payable as a result of any of the following events (i) the date at which aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the primary offering in which the Class T share was sold, as calculated by us with the assistance of the dealer manager after the termination of the primary offering in which the Class T share was sold, (ii) a listing of our common stock on a national securities exchange, (iii) a merger or other extraordinary transaction, and (iv) the date the Class T share associated with the stockholder servicing fee is no longer outstanding such as upon its redemption or our dissolution.

For asset management services, we pay our advisor a monthly fee equal to the lesser of one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to the investments. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus the budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. The cost of our real estate-related investments and any investments other than real property will be calculated as the lesser of: (x) the amount paid or allocated to acquire or fund the investment, including fees and expenses related to the acquisition or origination (but excluding acquisition or origination fees paid or payable to our advisor), and (y) the outstanding principal amount of such investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. From January 27, 2015 through December 31, 2015, our asset management fees totaled $22,000. From January 1, 2016 through January 31, 2017, our asset management fees totaled $0.5 million, all of which was paid as of January 31, 2017.
For property management fees, we pay the co-manager a monthly fee equal to a percentage of the rent (to be determined on a property by property basis, consistent with current market rates), payable and actually collected for the month, from certain property acquisitions for which we have entered a property management agreement with the co-manager. From January 1, 2016 through January 31, 2017, our property management fees totaled $77,000, of which $9,000 was outstanding as of January 31, 2017.
Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and cybersecurity costs. Our advisor may seek reimbursement for employee costs under the advisory agreement. At this time, our advisor only expects to seek reimbursement for our allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to us. In the future, if our advisor seeks reimbursement for additional employee costs, such costs may include our proportionate share of the salaries of persons involved in the preparation of documents to meet SEC reporting requirements. We do not reimburse our advisor or its affiliates for employee costs in connection with services for which our advisor earns acquisition or origination fees or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 27, 2015 through December 31, 2015, we did not incur such costs. From January 1, 2016 through January 31, 2017, we had reimbursed our advisor for $0.3 million of operating expenses, including $0.1 million of employee costs. As of January 31, 2017, we had $33,000 of operating expenses outstanding, including $26,000 of employee costs.
We, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, our dealer manager, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. We have renewed our participation in the program, and the program is effective through June 30, 2017.
Our Relationship with KBS Capital Markets Group. We have been party to a dealer manager agreement with our dealer manager since the launch of our private offering on June 11, 2015. At the termination of our private offering, the dealer manager agreement with respect to the private offering terminated (other than with respect to certain provisions which survive termination of the agreement). On April 28, 2016 we launched our initial public offering and entered a new dealer manager agreement with our dealer manager with respect to the public offering.
In the private offering, we paid the dealer manager up to 6.5% of the price per share of Class A common stock sold in the primary portion of the private offering as a selling commission. The dealer manager reallowed 100% of selling commissions earned to participating broker-dealers. No sales commissions were paid on shares sold through the distribution reinvestment plan.  In the private offering, we paid the dealer manager up to 2.0% of the price per share of Class A common stock sold in the primary portion of the private offering as a dealer manager fee. No dealer manager fee was payable on shares sold under the distribution reinvestment plan. From its dealer manager fee, the dealer manager could reallow to any participating broker-dealer up to 1.0% of the price per share of Class A common stock sold in the private offering attributable to that participating broker-dealer as a marketing fee and in special cases the dealer manager could increase the reallowance.

In the public offering, we pay selling commissions to the dealer manager in amounts up to 6.5% of the price per share of Class A common stock sold in the primary portion of the public offering and up to 3.0% of the price per share of Class T common stock sold in the primary portion of the public offering. Additionally, in the public offering, we pay dealer manager fees to the dealer manager in an amount up to 2.0% of the price per share of Class A and Class T common stock sold in the primary portion of the public offering. The dealer manager reallows all selling commissions to participating broker dealers and may generally reallow (from its dealer manager fee) to any participating broker dealer up to 1.0% of the gross proceeds from the primary portion of the public offering attributable to that participating broker dealer as a marketing fee and in select cases up to 1.5% of the gross proceeds from the primary portion of the public offering may be reallowed. No selling commissions or dealer manager fees are payable on shares of common stock sold under the distribution reinvestment plan.
From January 27, 2015 through December 31, 2015, we incurred selling commissions of $0.8 million of which 100% was reallowed to participating broker-dealers. From January 1, 2016 through January 31, 2017, we incurred selling commissions of $3.0 million of which 100% was reallowed to participating broker dealers. From January 27, 2015 through December 31, 2015, we incurred dealer manager fees of $0.3 million, of which $0.1 million was reallowed by our dealer manager to participating broker-dealers. From January 1, 2016 through January 31, 2017, we incurred dealer manager fees of $1.1 million, of which $0.5 million was reallowed by our dealer manager to participating broker-dealers.
In addition to selling commissions and dealer manager fees, and subject to the limitations on organization and offering expenses described above, we are also obligated to reimburse our dealer manager and its affiliates for certain offering related expenses that they incur on our behalf. These expenses include, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, and meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers. We reimburse our dealer manager for such underwriting compensation incurred in connection with our public offering as discussed in the prospectus for our initial public offering. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. From January 27, 2015 through December 31, 2015, we had reimbursed our dealer manager for $0.3 million in expenses related to the private offering. From January 1, 2016 through December 31, 2016, our dealer manager had incurred $1.1 million of expenses outstanding related to the private offering. From January 1, 2016 through January 31, 2017, our dealer manager had incurred $37,000 of expenses outstanding related to the public offering.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2016, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
For the years ended December 31, 2016 and 2015 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2016 and 2015, are set forth in the table below.

	2016	2015
Audit Fees	$423,200	$269,000
Audit-related fees	—	—
Tax fees	44,025	—
All other fees	285	285
Total	$467,510	$269,285
For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    Financial Statement Schedules
See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-34 through F-35 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(b)    Exhibits

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

4.5
Amended and Restated Escrow Agreement, by and between the Company, KBS Capital Markets Group LLC and UMB Bank, N.A. dated as of March 18, 2016, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

10.1
Amendment No. 4 to the Amended and Restated Advisory Agreement (related to the Private Offering), by and between the Company and KBS Capital Advisors, dated as of January 26, 2016, incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement filing on Form S-11 filed February 16, 2016

10.2
Amendment No. 5 to the Amended and Restated Advisory Agreement (related to the Private Offering), by and between the Company and KBS Capital Advisors, dated as of March 16, 2016, incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement filing on Form S-11 filed March 25, 2016

10.3
Real Estate Property Co-Management Agreement, by and between KBS GI Von Karman Tech Center, LLC and KBS Management Group, LLC dated as of March 9, 2016, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement filing on Form S-11 filed March 25, 2016

10.4
Second Amended and Restated Advisory Agreement by and between the Company and KBS Capital Advisors, dated as of April 28, 2016, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 12, 2016

10.5
Amendment No. 1 to the Second Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as June 28, 2016, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 11, 2016

10.6
Purchase and Sale Agreement (relating to the Commonwealth Building), by and between UPI Commonwealth LLC and KBSGI 421 SW 6th Avenue, LLC, dated as of May 6, 2016, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 11, 2016

Ex.	Description
10.7
Deed of Trust, Assignment of Leases and Rents, Security Agreement, and Fixture Filing (relating to the Commonwealth Building), by and among KBSGI 421 SW 6th Avenue, LLC, Chicago Title Insurance Company and Metropolitan Life Insurance Company, dated as of June 30, 2016, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 11, 2016

10.8
Guaranty of Recourse Obligations (relating to the Commonwealth Building), by KBSGI REIT Properties, LLC for the benefit of Metropolitan Life Insurance Company, dated as of June 30, 2016, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 11, 2016

10.9
Promissory Note (relating to the Commonwealth Building), by KBSGI 421 SW 6th Avenue, LLC for the benefit of Metropolitan Life Insurance Company, dated as of June 30, 2016, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 11, 2016

10.10
Real Estate Property Co-Management Agreement (relating to the Commonwealth Building), by and among KBSGI 421 SW 6th Avenue, LLC, KBS Capital Advisors LLC and KBS Management Group, LLC, dated as of July 18, 2016, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 11, 2016

10.11
Amendment No. 2 to the Second Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of November 9, 2016, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 2 to the Company’s Registration statement (Form S-11 No. 333-207471) filed December 20, 2016

10.12
Term Loan and Security Agreement (related to The Offices at Greenhouse), by and between KBSGI Offices at Greenhouse, LLC and JPMorgan Chase Bank, N.A., dated as of November 14, 2016, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 2 to the Company’s Registration statement (Form S-11 No. 333-207471) filed December 20, 2016

10.13
Promissory Note (related to The Offices at Greenhouse), by KBSGI Offices at Greenhouse, LLC for the benefit of JPMorgan Chase Bank, N.A., dated as of November 14, 2016, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 2 to the Company’s Registration statement (Form S-11 No. 333-207471) filed December 20, 2016

10.14
Guaranty (related to The Offices at Greenhouse), by KBSGI REIT Properties, LLC for the benefit of JPMorgan Chase Bank, N.A., dated as of November 14, 2016, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 2 to the Company’s Registration statement (Form S-11 No. 333-207471) filed December 20, 2016

10.15
Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing (related to The Offices at Greenhouse), by KBSGI Offices at Greenhouse, LLC for the benefit of JPMorgan Chase Bank, N.A., dated November 14, 2016, incorporated by reference to Exhibit 10.36 to Post-Effective Amendment No. 2 to the Company’s Registration statement (Form S-11 No. 333-207471) filed December 20, 2016

10.16
Real Estate Property Co-Management Agreement (related to The Offices at Greenhouse), by and between KBSGI Offices at Greenhouse, LLC and KBS Management Group, LLC dated as of November 21, 2016, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment No. 2 to the Company’s Registration statement (Form S-11 No. 333-207471) filed December 20, 2016

10.17
Dealer Manager Agreement with Form of Selected Dealer Agreement (related to the Public Offering), by and between the Company and KBS Capital Markets Group, dated as of April 28, 2016, incorporated by reference to Exhibit 1.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed May 12, 2016

10.18
Contract of Purchase and Sale (related to the Offices at Greenhouse), by and between Greenhouse Office Investors I, LLC and KBS Capital Advisors LLC, dated as of September 19, 2016, incorporated by reference to Exhibit 10.30 to Pre-Effective Amendment no. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed September 27, 2016

10.19
Assignment and Assumption of Contract of Purchase and Sale (related to the Offices at Greenhouse), by and between KBS Capital Advisors LLC and KBSGI Offices at Greenhouse, LLC dated as of September 21, 2016, incorporated by reference to Exhibit 10.31 to Pre-Effective Amendment no. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed September 27, 2016

10.20	Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of May 23, 2013

Ex.	Description
10.21	First Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of September 13, 2013

10.22	Second Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of November 26, 2013

10.23	Third Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of November 24, 2014

10.24	Fourth Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of April 30, 2016

10.25	Commencement Letter between URS Corporation and Greenhouse Office Investors I, LLC dated as of January 30, 2015

10.26	Commencement Letter to Fourth Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and AECOM dated as of September 2, 2016

21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 to Post-Effective Amendment no. 2 to the Company’s Registration statement (Form S-11 No. 333-207471) filed December 20, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Growth & Income REIT, Inc.

We have audited the accompanying consolidated balance sheets of KBS Growth & Income REIT, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016 and the period from January 27, 2015 to December 31, 2015. Our audits also included the financial statement schedule in Item 15(a), Schedule III–Real Estate Assets and Accumulated Depreciation and Amortization. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KBS Growth & Income REIT, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the year ended December 31, 2016 and the period from January 27, 2015 to December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Irvine, California
March 9, 2017

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Real estate:
Land	$22,909	$10,600
Buildings and improvements	105,435	8,834
Tenant origination and absorption costs	13,528	1,987
Total real estate, cost	141,872	21,421
Less accumulated depreciation and amortization	(3,292)	(341)
Total real estate, net	138,580	21,080
Cash and cash equivalents	15,666	12,893
Rents and other receivables, net	956	305
Above-market leases, net	210	—
Prepaid expenses and other assets	501	62
Total assets	$155,913	$34,340
Liabilities and stockholders’ equity
Notes payable, net	$81,375	$16,057
Accounts payable and accrued liabilities	2,023	232
Due to affiliates	1,434	1,435
Distributions payable	377	88
Below-market leases, net	5,029	113
Other liabilities	1,254	255
Total liabilities	91,492	18,180
Commitments and contingencies (Note 11)
Redeemable common stock	1,791	54
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 8,846,164 and 2,216,821 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	88	22
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 94,018 shares and none issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	1	—
Additional paid-in capital	71,992	17,079
Cumulative distributions and net losses	(9,451)	(995)
Total stockholders’ equity	62,630	16,106
Total liabilities and stockholders’ equity	$155,913	$34,340
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2016	For the Period from January 27, 2015 to December 31, 2015
Revenues:
Rental income	$6,179	$879
Tenant reimbursements	630	69
Other operating income	46	—
Total revenues	6,855	948
Expenses:
Operating, maintenance, and management	1,497	217
Property management fees and expenses to affiliate	68	—
Real estate taxes and insurance	619	115
Asset management fees to affiliate	399	22
Real estate acquisition fees to affiliate	2,316	428
Real estate acquisition fees and expenses	405	152
General and administrative expenses	1,532	158
Depreciation and amortization	3,004	341
Interest expense	1,224	292
Total expenses	11,064	1,725
Other income:
Other interest income	120	1
Total other income	120	1
Net loss	$(4,089)	$(776)

Class A Common Stock:
Net loss	$(4,081)	$(775)
Net loss per common share, basic and diluted	$(0.56)	$(2.05)
Weighted-average number of common shares outstanding, basic and diluted	7,349,273	377,827

Class T Common Stock:
Net loss	$(8)	$(1)
Net loss per common share, basic and diluted	$(0.64)	$(2.57)
Weighted-average number of common shares outstanding basic and diluted	12,393	449
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, January 27, 2015	20,000	$—	—	—	$200	$—	$200
Net loss	—	—	—	—	—	(776)	(776)
Issuance of common stock	2,194,161	22	—	—	19,083	—	19,105
Transfers to redeemable common stock	—	—	—	—	(54)	—	(54)
Stock dividends issued	2,660	—	—	—	24	(24)	—
Distributions declared	—	—	—	—	—	(195)	(195)
Commissions on stock sales and dealer manager fees to affiliate	—	—	—	—	(1,085)	—	(1,085)
Other offering costs	—	—	—	—	(1,089)	—	(1,089)
Balance, December 31, 2015	2,216,821	22	—	—	17,079	(995)	16,106
Net loss	—	—	—	—	—	(4,089)	(4,089)
Issuance of common stock	6,559,574	65	93,918	1	60,532	—	60,598
Transfers to redeemable common stock	—	—	—	—	(1,738)	—	(1,738)
Stock dividends issued	69,769	1	100	—	711	(712)	—
Distributions declared	—	—	—	—	—	(3,655)	(3,655)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,200)	—	(4,200)
Other offering costs	—	—	—	—	(392)	—	(392)
Balance, December 31, 2016	8,846,164	$88	94,018	$1	$71,992	$(9,451)	$62,630
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2016	For the Period from January 27, 2015 to December 31, 2015
Cash Flows from Operating Activities:
Net loss	$(4,089)	$(776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,004	341
Property damage loss	134	—
Deferred rents	(500)	(226)
Allowance for doubtful accounts	31	—
Amortization of above- and below-market leases, net	(708)	(9)
Amortization of deferred financing costs	162	26
Changes in operating assets and liabilities:
Rents and other receivables	(93)	(79)
Prepaid expenses and other assets	(444)	(62)
Accounts payable and accrued liabilities	1,641	210
Due to affiliates	(172)	205
Other liabilities	999	256
Net cash used in operating activities	(35)	(114)
Cash Flows from Investing Activities:
Acquisitions of real estate	(115,034)	(21,277)
Improvements to real estate	(124)	—
Net cash used in investing activities	(115,158)	(21,277)
Cash Flows from Financing Activities:
Proceeds from notes payable	71,589	17,246
Proceeds from note payable to affiliate	—	2,630
Principal payments on notes payable	(5,125)	(900)
Principal payments on notes payable to affiliate	—	(2,630)
Payments of deferred financing costs	(1,308)	(315)
Cash distribution advance from affiliate	1,139	198
Proceeds from issuance of common stock	58,805	19,051
Payments of commissions on stock sales and related dealer manager fees	(4,200)	(1,085)
Other offering costs paid to affiliates	(968)	—
Payments of other offering costs	(392)	(58)
Distributions paid to common stockholders	(1,574)	(53)
Net cash provided by financing activities	117,966	34,084
Net increase in cash and cash equivalents	2,773	12,693
Cash and cash equivalents, beginning of period	12,893	200
Cash and cash equivalents, end of period	$15,666	$12,893
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,077	$214
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$712	$24
Increase in accrued improvements to real estate	$61	$22
Increase in other offering costs due to affiliates	$—	$1,031
Increase in cash distributions payable	$289	$88
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,792	$54
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
As of December 31, 2016, the Company had invested in three office buildings. The Company intends to invest in a diverse portfolio of core real estate properties and real estate-related assets, including the acquisition of commercial properties and the acquisition and origination of real estate-related assets. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which the Company may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies.
The Company commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended, on June 11, 2015, pursuant to which the Company offered a maximum of $105,000,000 of shares of its Class A common stock for sale to accredited investors (the “Private Offering”), of which $5,000,000 of Class A shares were offered pursuant to the Company’s distribution reinvestment plan. The Company ceased offering shares in the primary portion of the Private Offering on April 27, 2016 and processed subscriptions for the primary Private Offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Private Offering pursuant to a dealer manager agreement dated June 11, 2015 (the “Private Offering Dealer Manager Agreement”). The Dealer Manager was responsible for marketing the Company’s shares in the Private Offering.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

As of December 31, 2016, the Company had sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million. The Company commenced the Public Offering on April 28, 2016. As of December 31, 2016, the Company had sold 162,401 and 93,918 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $2.6 million, including 116,318 and 319 shares of Class A and Class T common stock under its distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $1.2 million.
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, and the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Cash and Cash Equivalents
The Company recognizes interest income on its cash and cash equivalents as it is earned and classifies such amounts as other interest income.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2016. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2016.
Rents and Other Receivables
The Company periodically evaluates the collectibility of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements.  In addition, the Company maintains an allowance for deferred rent receivable that arises from the straight-lining of rents.  The Company exercises judgment in establishing these allowances and considers payment history and current credit status of its tenants in developing these estimates.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
The Company records all related party fees as incurred, subject to any limitations described in the respective agreements. The Company had not incurred any disposition fees, subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2016.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Property Management Fee
The Company pays the Co-Manager a monthly fee equal to a percentage of the rent (determined on a property by property basis, consistent with current market rates), payable and actually collected for the month, from certain property acquisitions for which the Company has entered a Property Management Agreement with the Co-Manager. See Note 8, “Related-Party Transactions — Real Estate Property Co-Management Agreements.”
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To continue to qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT.
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluation was performed for the tax year ended December 31, 2015. As of December 31, 2016, return for the calendar year 2015 remains subject to examination by major tax jurisdictions.
Segments
The Company had invested in three office buildings as of December 31, 2016. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the period from January 27, 2015 to December 31, 2016. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented and subsequent to December 31, 2016 but before the issuance of the consolidated financial statements are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
Commencing September 2015, the Company has declared and issued stock dividends on shares of the Company’s common stock through December 31, 2016 as follows:

Period	Amount Declared per Share Outstanding (1)	Total Shares Issued
2015	0.00334248 shares	4,543
2016	0.01000004 shares	75,574
_____________________
(1) Stock distributions are declared on a monthly basis and the amount declared per share outstanding assumes each share was issued and outstanding for the entire periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

During the year ended December 31, 2016 and the period from January 27, 2015 to December 31, 2015, aggregate cash distributions declared per share of Class A common stock were $0.49999890 and $0.16712301 per share of Class A common stock, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the year ended December 31, 2016, aggregate cash distributions declared per share of Class T common stock were $0.17462989, assuming the share was issued and outstanding from July 26, 2016 through December 31, 2016. For each day that was a record date for distributions during the year ended December 31, 2016, distributions were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Each day during the period from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2016 was a record date for distributions.
In accordance with FASB ASC Topic 260-10-45, Earnings Per Share, the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared (“distributed earnings”) and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on the relative percentage of each class of shares to the total number of outstanding shares. The Company does not have any participating securities outstanding other than Class A Common Stock and Class T Common stock during the periods presented.

	Year Ended December 31, 2016	For the Period from January 27, 2015 to December 31, 2015

Net loss	$(4,089)	$(776)
Less: Class A Common Stock cash distributions declared	3,649	195
Less: Class T Common Stock cash distributions declared	5	—
Undistributed net loss	$(7,743)	$(971)

Class A Common Stock:
Undistributed net loss	$(7,730)	$(970)
Class A Common Stock cash distributions declared	3,649	195
Net loss	$(4,081)	$(775)
Net loss per common share, basic and diluted	$(0.56)	$(2.05)
Weighted-average number of common shares outstanding, basic and diluted	7,349,273	377,827

Class T Common Stock:
Undistributed net loss	$(13)	$(1)
Class T Common Stock cash distributions declared	5	—
Net loss	$(8)	$(1)
Net loss per common share, basic and diluted	$(0.64)	$(2.57)
Weighted-average number of common shares outstanding, basic and diluted	12,393	449
Square Footage, Occupancy and Other Measures
 Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, or amounts derived from such measures, used to describe real estate investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. As the primary source of revenue for the Company is generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU No. 2014-09 to have a significant impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The adoption of ASU No. 2014-15 did not have a significant impact on the Company's financial statements, although it could require additional disclosures in future periods if conditions or events exist that raises substantial doubt about the Company’s ability to continue as a going concern.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available for sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement);  (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact to its financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2016 and applied it retrospectively. As a result of adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as an asset acquisition (as opposed to a business combination).  Therefore, transaction costs associated with asset acquisitions will be capitalized, while these costs associated with business combinations will continue to be expensed as incurred.

3.	RECENT ACQUISITIONS OF REAL ESTATE
During the year ended December 31, 2016, the Company acquired the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Commonwealth Building	Portland	OR	6/30/2016	$7,300	$61,398	$5,146	$—	$(5,299)	$68,545
The Offices at Greenhouse	Houston	TX	11/14/2016	5,009	35,174	6,421	214	(329)	46,489
				$12,309	$96,572	$11,567	$214	$(5,628)	$115,034
The intangible assets and liabilities acquired in connection with these acquisitions have weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Commonwealth Building	4.8	—	4.7
The Offices at Greenhouse	7.5	7.9	6.3
The Company recorded each real estate acquisition as a business combination and expensed $2.7 million of acquisition costs. For the year ended December 31, 2016, the Company recognized $4.4 million of total revenues and $2.0 million of operating expenses from these properties.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

4.	REAL ESTATE
As of December 31, 2016, the Company owned three office buildings containing 524,124 rentable square feet, which were collectively 96% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2016 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$21,306	$(1,196)	$20,110
Commonwealth Building	06/30/2016	Portland	OR	Office	73,962	(1,798)	72,164
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	46,604	(298)	46,306
					$141,872	$(3,292)	$138,580
As of December 31, 2016, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$20,110	12.9%	$2,277	$22.51	100.0%
Commonwealth Building	Portland, OR	219,742	72,164	46.3%	5,315	25.59	94.5%
The Offices at Greenhouse	Houston, TX	203,221	46,306	29.7%	3,996	20.65	95.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases had remaining terms, excluding options to extend, of up to 9.5 years with a weighted-average remaining term of 5.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.6 million and $0.2 million as of December 31, 2016 and 2015, respectively.
During the year ended December 31, 2016 and during the period from January 27, 2015 through December 31, 2015, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.5 million and $0.2 million, respectively. As of December 31, 2016 and 2015, the cumulative deferred rent balance was $0.9 million and $0.2 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million of unamortized lease incentives as of December 31, 2016.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

As of December 31, 2016, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2017	$10,675
2018	10,026
2019	9,534
2020	9,002
2021	7,613
Thereafter	14,690
$61,540
As of December 31, 2016, the Company had a concentration of credit risk related to AECOM, a tenant in The Offices at Greenhouse in the engineering industry, which represented 26% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 27% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of December 31, 2016, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
No material tenant credit issues have been identified at this time.
As of December 31, 2016, the Company’s real estate properties were leased to approximately 40 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and legal	9	$4,795	41.4%
Information	5	1,509	13.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2016, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2016 and 2015, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Cost	$13,528	$1,987	$214	$—	$(5,727)	$(122)
Accumulated Amortization	(1,253)	(144)	(4)	—	698	9
Net Amount	$12,275	$1,843	$210	$—	$(5,029)	$(113)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Year Ended December 31, 2016	For the Period from January 27, 2015 to December 31, 2015	For the Year Ended December 31, 2016	For the Period from January 27, 2015 to December 31, 2015	For the Year Ended December 31, 2016	For the Period from January 27, 2015 to December 31, 2015
Amortization	$(1,135)	$(144)	$(4)	$—	$712	$9
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2016 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2017	$(2,490)	$(30)	$1,364
2018	(2,195)	(30)	1,150
2019	(1,943)	(30)	958
2020	(1,721)	(28)	793
2021	(1,368)	(21)	400
Thereafter	(2,558)	(71)	364
	$(12,275)	$(210)	$5,029
Weighted-Average Remaining Amortization Period	6.1 years	7.7 years	4.5 years

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

6.	NOTES PAYABLE
As of December 31, 2016 and 2015, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate as of December 31, 2016(1)	Effective Interest Rate as of December 31, 2016 (1)	Payment Type	Maturity Date (2)
Von Karman Tech Center Mortgage Loan (3)	$11,260	$16,346	One-month LIBOR + 1.90%	2.56%	Interest Only	09/01/2020
Commonwealth Building Mortgage Loan (4)	41,000	—	One-month LIBOR + 2.15%	2.77%	Interest Only	07/01/2021
Term Loan (5)	30,550	—	One-month LIBOR + 2.35%	2.97%	Interest Only	11/14/2019
Unsecured Revolving Credit Facility (6)	—	—	(6)	(6)	(6)	01/08/2018
Total notes payable principal outstanding	$82,810	$16,346
Deferred financing costs, net	(1,435)	(289)
Total notes payable, net	$81,375	$16,057
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2016. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2016 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2016, where applicable.
(2) Represents the maturity date as of December 31, 2016; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On April 11, 2016, the Company repaid $5.1 million of the Von Karman Tech Center Mortgage Loan principal balance. In connection with the partial repayment of the Von Karman Tech Center Mortgage Loan, the interest rate was reduced from a floating rate of 350 basis points over one-month LIBOR to a floating rate of 190 basis points over one-month LIBOR.
(4) As of December 31, 2016, $41.0 million of the Commonwealth Building Mortgage Loan was outstanding and $6.4 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) As of December 31, 2016, the Term Loan was secured by The Offices at Greenhouse. The face amount of the Term Loan is $65.0 million, of which $32.5 million is term commitment and $32.5 million is revolving commitment. The outstanding principal balance bears interest at a rate of 235 basis points over one-month LIBOR. As of December 31, 2016 the outstanding balance under the loan was $30.6 million of term commitment. As of December 31, 2016, an additional $1.9 million of term commitment and $32.5 million of revolving commitment remained available for future disbursement, subject to certain terms and conditions set forth in the loan documents.
(6) On December 28, 2016, the Company entered into a $10.0 million unsecured, revolving line of credit with an unaffiliated lender. The loan bears interest at a floating rate of 275 basis points plus the greater of zero percent and one-month LIBOR.  Monthly payments are initially interest only. However, if the Company does not meet the equity raised requirement, it will be required to pay the minimum principal amortization payments in four equal installments on or before October 6, 2017, November 8, 2017, December 8, 2017 and January 8, 2018. As of December 31, 2016, $10.0 million of the Unsecured Revolving Credit Facility remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
During the year ended December 31, 2016, the Company incurred $1.2 million of interest expense. During the period from January 27, 2015 to December 31, 2015, the Company incurred $0.3 million of interest expense, of which $19,023 relates to a bridge loan from the Advisor. As of December 31, 2016 and 2015, $0.2 million and $52,142 of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2016 and the period from January 27, 2015 to December 31, 2015, were $0.2 million and $25,809 of amortization of deferred financing costs, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2016 (in thousands):

2017	$—
2018	—
2019	30,550
2020	11,260
2021	41,000
Thereafter	—
$82,810
The Company’s notes payable contain financial debt covenants. As of December 31, 2016, the Company was in compliance with these debt covenants.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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
Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2016 and 2015, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2016			December 31, 2015
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$82,810	$81,375	$82,443	$16,346	$16,057	$16,557
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

8.	RELATED PARTY TRANSACTIONS
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
During the year ended December 31, 2016 and the period from January 27, 2015 to December 31, 2015, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2016 and the period from January 27, 2015 to December 31, 2015, respectively, and any related amounts payable as of December 31, 2016 and 2015 (in thousands):

	Incurred		Payable as of
	Year Ended December 31, 2016	For the Period from January 27, 2015 to December 31, 2015	December 31, 2016	December 31, 2015
Expensed
Asset management fees	$399	$22	$—	$—
Reimbursement of operating expenses (1)	151	205	17	205
Property management fees (2)	68	—	16	—
Real estate acquisition fees	2,316	428	—	—
Related party interest expense (3)	—	19	—	—
Other Arrangement
Advisor advance for cash distributions (4)	1,139	199	1,338	199
Additional Paid-in Capital
Selling commissions	3,029	817	—	—
Dealer manager fees	1,134	268	—	—
Stockholders servicing fees (5)	37	—	37	—
Reimbursable other offering costs (6)	392	1,080	26	1,031
	$8,665	$3,038	$1,434	$1,435
_____________________
(1) Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million for the year ended December 31, 2016, and were the only type of employee costs reimbursed under the Advisory Agreement for the year ended December 31, 2016. The Company did not incur such costs for the year ended December 31, 2015. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
(4) See “Advance from the Advisor” below.
(5) See Note 2, “Summary of Significant Accounting Policies – Related Party Transactions – Stockholder Servicing Fee.”
(6) See “Organization and Offering Costs” below.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

In determining whether Excess Proceeds are available to repay the advance, the Company’s conflicts committee will consider whether cash on hand could have been used to reduce the amount of third-party financing provided to us. If such cash could have been used instead of third-party financing, the third-party financing proceeds will be available to repay the advance.
Real Estate Property Co-Management Agreements
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

Property Name	Effective Date	Annual Fee Percentage
Von Karman Tech Center	07/31/2015	1.50%
Commonwealth Building	07/01/2016	1.25%
The Offices at Greenhouse	11/14/2016	0.25%
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Through December 31, 2016, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $3.8 million. As of December 31, 2016, the Company had recorded $25,507 of organization and other offering expenses related to the Public Offering, which amounts represent the Company's maximum liability for organization and other offering costs as of December 31, 2016 based on the 1% limitation described above. As December 31, 2016, the Company had recorded $1.5 million of organization and other offering costs related to the Private Offering. Organization costs are expensed as incurred and offering costs are deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
9. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following unaudited pro forma information for the years ended December 31, 2016 and 2015 has been prepared to give effect to the acquisitions of the Commonwealth Building and The Offices at Greenhouse as if these acquisitions occurred on January 27, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisitions occurred on this date, nor does it purport to predict the results of operations for future periods (in thousands).

	For the Years Ended December 31,
	2016	2015
Revenues	$14,619	$11,173
Depreciation and amortization	$5,850	$4,613
Net loss	$(1,359)	$(1,026)
The unaudited pro forma information for the year ended December 31, 2016 was adjusted to exclude an aggregate of $2.7 million of acquisition fees and expenses related to Commonwealth Building and The Offices at Greenhouse incurred by the Company in 2016.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

10.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2016 and the period from January 27, 2015 to December 31, 2015 (in thousands, except per share amounts):

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$596	$641	$2,441	$3,177
Class A Common Stock:
Net loss	(256)	(1,907)	(303)	(1,616)
Net loss per common share, basic and diluted	(0.07)	(0.23)	(0.03)	(0.18)
Distributions declared per common share (1)	0.123	0.125	0.126	0.126
Class T Common Stock:
Net loss	—	—	(1)	(7)
Net loss per common share, basic and diluted	(0.19)	(0.36)	(0.06)	(0.20)
Distributions declared per common share (1)	—	—	0.074	0.101

	Period from January 27, 2015 to March 31, 2015	2015
		Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$312	$636
Class A Common Stock:
Net loss	—	—	(660)	(115)
Net loss per common share, basic and diluted	—	—	(1.54)	(0.08)
Distributions declared per common share (1)	—	—	—	—
Class T Common Stock:
Net loss	—	—	(1)	—
Net loss per common share, basic and diluted	—	—	(1.61)	(0.20)
Distributions declared per common share	—	—	—	—
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from January 27, 2015 through February 28, 2016 and March 1, 2016 through December 31, 2016 were based on daily record dates and calculated at a rate of $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

11.	COMMITMENTS AND CONTINGENCIES
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

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

12.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on April 28, 2016. As of March 6, 2017, the Company had sold 246,104 and 211,323 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $4.6 million. Included in these amounts were 174,895 and 1,304 shares of Class A and Class T common stock under its distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $1.7 million.
Cash Distributions Paid
On January 4, 2017, the Company paid cash distributions of $0.4 million and $1,918, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from December 1, 2016 through December 31, 2016. On February 1, 2017, the Company paid cash distributions of $0.4 million and $3,621, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from January 1, 2017 through January 31, 2017. On March 1, 2017, the Company paid cash distributions of $0.3 million and $5,244, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from February 1, 2017 through February 28, 2017.
Stock Dividends Issued
On January 5, 2017, the Company issued 7,513 shares of Class A common stock and 80 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on December 31, 2016. On February 2, 2017, the Company issued 7,968 shares of Class A common stock and 109 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on January 31, 2017. On March 2, 2017, the Company issued 7,421 shares of Class A common stock and 161 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on February 28, 2017.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2016

Distributions Declared
On January 25, 2017, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from March 1, 2017 through March 31, 2017, which the Company expects to pay in April 2017. On March 8, 2017, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from April 1, 2017 through April 30, 2017, which the Company expects to pay in May 2017, and the period from May 1, 2017 through May 31, 2017, which the Company expects to pay in June 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, reduced by (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
On January 25, 2017, the Company’s board of directors declared stock dividends of 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on March 31, 2017, which the Company expects to issue in April 2017. On March 8, 2017, the Company’s board of directors declared stock dividends of 0.00083333 shares and 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on April 30, 2017 and May 31, 2017, respectively, which the Company expects to issue in May 2017 and June 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2016
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Von Karman Tech Center	Irvine, CA	100%	$11,260	$10,600	$10,799	$21,399	$(93)	$10,600	$10,706	$21,306	$(1,196)	1980	08/12/2015
Commonwealth Building	Portland, OR	100%	41,000	7,300	66,544	73,844	118	7,300	66,662	73,962	(1,798)	1948	06/30/2016
The Offices at Greenhouse	Houston, TX	100%	(4)	5,009	41,595	46,604	—	5,009	41,595	46,604	(298)	2014	11/14/2016
		TOTAL		$22,909	$118,938	$141,847	$25	$22,909	$118,963	$141,872	$(3,292)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $139.8 million (unaudited) as of December 31, 2016.
(4) As of December 31, 2016, this property is security for the Term Loan, which had an outstanding principal balance of $30.6 million as of December 31, 2016.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2016
(dollar amounts in thousands)

	2016	2015
Real Estate:
Balance at the beginning of the year	$21,421	$—
Acquisitions	120,448	21,399
Improvements	185	22
Write off of fully depreciated and fully amortized assets	(48)	—
Loss due to property damage	(134)	—
Balance at the end of the year	$141,872	$21,421
Accumulated depreciation and amortization:
Balance at the beginning of the year	$341	$—
Depreciation and amortization expense	2,999	341
Write off of fully depreciated and fully amortized assets	(48)	—
Balance at the end of the year	$3,292	$341

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2017.

KBS GROWTH & INCOME REIT, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 9, 2017
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 9, 2017
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 9, 2017
Stacie K. Yamane
/s/ GEORGE R. BRAVANTE, JR.	Director	March 9, 2017
George R. Bravante, Jr.
/s/ JON D. KLINE	Director	March 9, 2017
Jon D. Kline
/s/ KEITH P. RUSSELL	Director	March 9, 2017
Keith P. Russell