Form 10-Q
period 2017-03-31
KBS Growth & Income REIT, Inc.
filed 2017-05-10
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company”in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2017, there were 9,042,448 outstanding shares of Class A common stock and 265,413 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
March 31, 2017

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Real estate:
Land	$22,909	$22,909
Building and improvements	105,507	105,435
Tenant origination and absorption costs	13,528	13,528
Total real estate, cost	141,944	141,872
Less accumulated depreciation and amortization	(5,006)	(3,292)
Total real estate, net	136,938	138,580
Cash and cash equivalents	16,793	15,666
Rent and other receivables	1,187	956
Above-market leases, net	202	210
Prepaid expenses and other assets, net	532	501
Total assets	$155,652	$155,913
Liabilities and stockholders’ equity
Notes payable, net	$81,484	$81,375
Accounts payable and accrued liabilities	988	2,023
Due to affiliates	1,500	1,434
Distributions payable	388	377
Below-market leases, net	4,678	5,029
Other liabilities	1,353	1,254
Total liabilities	90,391	91,492
Commitments and contingencies (Note 8)
Redeemable common stock	2,379	1,791
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 8,971,007 and 8,846,164 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	90	88
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 223,881 shares and 94,018 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	1
Additional paid-in capital	73,789	71,992
Cumulative distributions and net losses	(10,999)	(9,451)
Total stockholders’ equity	62,882	62,630
Total liabilities and stockholders’ equity	$155,652	$155,913
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$3,236	$568
Tenant reimbursements	779	28
Other operating income	18	—
Total revenues	4,033	596
Expenses:
Operating, maintenance, and management	745	151
Property management fees and expenses to affiliate	29	8
Real estate taxes and insurance	457	69
Asset management fees to affiliate	214	20
General and administrative expenses	341	219
Depreciation and amortization	1,718	227
Interest expense	743	178
Total expenses	4,247	872
Other income:
Interest income	17	20
Total other income	17	20
Net loss	$(197)	$(256)
Class A Common Stock:
Net loss	$(190)	$(255)
Net loss per common share, basic and diluted	$(0.02)	$(0.07)
Weighted-average number of common shares outstanding basic and diluted	8,934,542	3,671,273
Class T Common Stock:
Net loss	$(7)	$(1)
Net loss per common share, basic and diluted	$(0.05)	$(0.19)
Weighted-average number of common shares outstanding basic and diluted	165,029	856
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2016 and the Three Months Ended March 31, 2017 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2015	2,216,821	$22	—	$—	$17,079	$(995)	$16,106
Net loss	—	—	—	—	—	(4,089)	(4,089)
Issuance of common stock	6,559,574	65	93,918	1	60,532	—	60,598
Transfers to redeemable common stock	—	—	—	—	(1,738)	—	(1,738)
Stock dividends issued	69,769	1	100	—	711	(712)	—
Distributions declared	—	—	—	—	—	(3,655)	(3,655)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,200)	—	(4,200)
Other offering costs to affiliate	—	—	—	—	(392)	—	(392)
Balance, December 31, 2016	8,846,164	88	94,018	1	71,992	(9,451)	62,630
Net loss	—	—	—	—	—	(197)	(197)
Issuance of common stock	102,511	1	129,510	1	2,320	—	2,322
Transfers to redeemable common stock	—	—	—	—	(588)	—	(588)
Stock dividends issued	22,332	1	353	—	235	(236)	—
Distributions declared	—	—	—	—	—	(1,115)	(1,115)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(147)	—	(147)
Other offering costs	—	—	—	—	(23)	—	(23)
Balance, March 31, 2017	8,971,007	$90	223,881	$2	$73,789	$(10,999)	$62,882
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(197)	$(256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,718	227
Deferred rents	(187)	(56)
Allowance for doubtful accounts	(5)	—
Amortization of above and below-market leases	(343)	(6)
Amortization of deferred financing costs	103	15
Changes in operating assets and liabilities:
Rents and other receivables	(18)	(4)
Prepaid expenses and other assets	(117)	(47)
Accounts payable and accrued liabilities	(965)	120
Due to affiliates	(5)	(153)
Other liabilities	99	(39)
Net cash provided by (used in) operating activities	83	(199)
Cash Flows from Investing Activities:
Improvements to real estate	(75)	(22)
Net cash used in investing activities	(75)	(22)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	26
Payments of deferred financing costs	—	(1)
Cash distribution advance from affiliate	—	458
Proceeds from issuance of common stock	1,734	37,020
Payments of commissions on stock sales and related dealer manager fees to affiliate	(147)	(2,547)
Other offering costs paid to affiliates	71	—
Payments of other offering costs	(23)	(765)
Distributions paid to common stockholders	(516)	(117)
Net cash provided by financing activities	1,119	34,074
Net increase in cash and cash equivalents	1,127	33,853
Cash and cash equivalents, beginning of period	15,666	12,893
Cash and cash equivalents, end of period	$16,793	$46,746
Supplemental Disclosure of Cash Flow Information
Interest paid	$627	$159
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$236	$64
Increase in cash distributions payable	$11	$125
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$588	$197
See accompanying condensed notes to consolidated financial statements.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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
As of March 31, 2017, the Company had invested in three office buildings. The Company intends to invest in a diverse portfolio of core real estate properties and real estate-related assets, including the acquisition of commercial properties and the acquisition and origination of real estate-related assets. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which the Company may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies.
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
On February 4, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T (the “Primary Offering”). The Company also registered a maximum of $800,000,000 in both classes of shares of its common stock pursuant to the Company’s distribution reinvestment plan (the “DRP Offering” and, together with the Primary Offering, the “Public Offering”). The Company is offering to sell any combination of Class A and Class T shares in the Primary Offering and DRP Offering. The Company reserves the right to reallocate shares between the Primary Offering and the DRP Offering. The SEC declared the Company’s registration statement effective on April 28, 2016 and the Company retained the Dealer Manager to serve as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated April 28, 2016 (the “Public Offering Dealer Manager Agreement”). The Dealer Manager is responsible for marketing the Company’s shares in the Public Offering.
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
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million. The Company commenced the Public Offering on April 28, 2016. As of March 31, 2017, the Company had sold 264,912 and 223,428 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $4.9 million, including 174,895 and 1,309 shares of Class A and Class T common stock under its DRP offering, respectively, for aggregate gross offering proceeds of $1.7 million.
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
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Segments
The Company had invested in three office buildings as of March 31, 2017. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the three months ended March 31, 2017 and 2016, respectively. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented and subsequent to March 31, 2017 but before the issuance of the consolidated financial statements are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company has declared and issued stock dividends on shares of the Company’s common stock during the three months ended March 31, 2017 and 2016 as follows:

Three Months Ended March 31,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.00246576 shares	6,974
2017	0.00249999 shares	22,685
_____________________
(1) Stock dividends are declared on a monthly basis and the amount declared per share outstanding assumes each share was issued and outstanding each date that was a record date for stock dividends during the periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
During the three months ended March 31, 2017, aggregate cash distributions declared per share of Class A common stock were $0.12328740, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three months ended March 31, 2017, aggregate cash distributions declared per share of Class T common stock were $0.09880255, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three months ended March 31, 2016, aggregate cash distributions declared per share of Class A common stock were $0.12328740, assuming the share was issued and outstanding each date that was a record date for distributions during the period. No shares of Class T common stock were outstanding during three months ended March 31, 2016. For each day that was a record date for distributions during the three months ended March 31, 2017 and 2016, distributions were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Each day during the three months ended March 31, 2017 and 2016 was a record date for distributions.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

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

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(197)	$(256)
Less: Class A Common Stock cash distributions declared	1,099	440
Less: Class T Common Stock cash distributions declared	16	—
Undistributed net loss	$(1,312)	$(696)
Class A Common Stock:
Undistributed net loss	$(1,289)	$(695)
Class A Common Stock cash distributions declared	1,099	440
Net loss	$(190)	$(255)
Net loss per common share, basic and diluted	$(0.02)	$(0.07)
Weighted-average number of common shares outstanding, basic and diluted	8,934,542	3,671,273
Class T Common Stock:
Undistributed net loss	$(23)	$(1)
Class T Common Stock cash distributions declared	16	—
Net loss	$(7)	$(1)
Net loss per common share, basic and diluted	$(0.05)	$(0.19)
Weighted-average number of common shares outstanding, basic and diluted	165,029	856
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
March 31, 2017
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
March 31, 2017
(unaudited)

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ended December 31, 2016 and it was applied retrospectively. As a result of the adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”) to add guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 provides a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  If the screen is not met, ASU No. 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) removes the evaluation of whether a market participant could replace missing elements.  ASU No. 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs.  Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs.  ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted.  The amendments can be applied to transactions occurring before the guidance was issued (January 5, 2017) as long as the applicable financial statements have not been issued.  The Company elected to early adopt ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, the Company’s acquisitions of investment properties beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations).  Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed as incurred.

3.	REAL ESTATE
As of March 31, 2017, the Company owned three office buildings containing 528,504 rentable square feet, which were collectively 96% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$21,289	$(1,414)	$19,875
Commonwealth Building	06/30/2016	Portland	OR	Office	74,051	(2,698)	71,353
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	46,604	(894)	45,710
					$141,944	$(5,006)	$136,938
As of March 31, 2017, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$19,875	12.8%	$2,277	$22.51	100.0%
Commonwealth Building	Portland, OR	224,122	71,353	45.8%	5,288	25.61	93.8%
The Offices at Greenhouse	Houston, TX	203,221	45,710	29.4%	3,996	20.65	95.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2017, the leases had remaining terms, excluding options to extend, of up to 9.3 years with a weighted-average remaining term of 4.9 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.6 million and $0.6 million as of March 31, 2017 and December 31, 2016.
During the three months ended March 31, 2017 and 2016, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.2 million and $0.1 million, respectively. As of March 31, 2017 and December 31, 2016, the cumulative deferred rent balance was $1.1 million and $0.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2017 through December 31, 2017	$7,992
2018	10,026
2019	9,534
2020	9,002
2021	7,613
Thereafter	14,689
$58,856
As of March 31, 2017, the Company had a concentration of credit risk related to AECOM, a tenant in The Offices at Greenhouse in the engineering industry, which represented 26% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 27% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of March 31, 2017, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
No material tenant credit issues have been identified at this time.
As of March 31, 2017, the Company’s real estate properties were leased to approximately 40 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1)	Percentage of Annualized Base Rent
Professional, scientific and legal	8	$4,795	41.5%
Information	4	1,433	12.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

As of March 31, 2017, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cost	$13,528	$13,528	$214	$214	$(5,727)	$(5,727)
Accumulated Amortization	(1,886)	(1,253)	(12)	(4)	1,049	698
Net Amount	$11,642	$12,275	$202	$210	$(4,678)	$(5,029)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Amortization	$(633)	$(96)	$(8)	$—	$351	$6

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

5.	NOTES PAYABLE
As of March 31, 2017, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of March 31, 2017 (1)	Effective Interest Rate at March 31, 2017(1)	Payment Type	Maturity Date (2)
Von Karman Tech Center Mortgage Loan (3)	$11,260	$11,260	One-month LIBOR + 1.90%	2.78%	Interest Only	09/01/2020
Commonwealth Building Mortgage Loan (4)	41,000	41,000	One-month LIBOR + 2.15%	2.94%	Interest Only	07/01/2021
Term Loan (5)	30,550	30,550	One-month LIBOR + 2.35%	3.14%	Interest Only	11/14/2019
Unsecured Revolving Credit Facility (6)	—	—	(6)	(6)	(6)	01/08/2018
Notes payable principal outstanding	82,810	82,810
Deferred financing costs, net	(1,326)	(1,435)
Notes payable, net	$81,484	$81,375
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2017. Effective interest rate is calculated as the actual interest rate in effect at March 31, 2017 (consisting of the contractual interest rate), using interest rate indices at March 31, 2017, where applicable.
(2) Represents the maturity date as of March 31, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) Subsequent to March 31, 2017, the Company paid off the Von Karman Tech Center Mortgage Loan with cash on hand and proceeds from the Term Loan. See footnote (5) below.
(4) As of March 31, 2017, $41.0 million of term debt was outstanding and $6.4 million remained available for future disbursements, subject to certain terns and conditions set for in the loan documents.
(5) As of March 31, 2017, the Term Loan was secured by The Offices at Greenhouse. The face amount of the Term Loan is $65.0 million, of which $32.5 million is term commitment and $32.5 million is revolving commitment. The outstanding principal balance bears interest at a rate of 235 basis points over one-month LIBOR. As of March 31, 2017 the outstanding balance under the loan was $30.6 million of term commitment. As of March 31, 2017, an additional $1.9 million of term commitment and $32.5 million of revolving commitment remained available for future disbursement, subject to certain terms and conditions set forth in the loan documents. On May 9, 2017, the Company entered into an Assumption and Joinder Agreement with the lender of the Term Loan for Von Karman Tech Center to be added as a collateral property under the Term Loan. The unfunded commitment of $14.9 million, consisting of $1.9 million of term commitment and $13.0 million of revolving commitment, was assigned to Von Karman Tech Center, of which $1.9 million of the term commitment was funded at closing.
(6) The Unsecured Revolving Credit Facility bears interest at a floating rate of 275 basis points plus the greater of zero percent and one-month LIBOR.  Monthly payments are initially interest only. However, if the Company does not meet the equity raised requirement, it will be required to pay the minimum principal amortization payments in four equal installments on or before October 6, 2017, November 8, 2017, December 8, 2017 and January 8, 2018. As of March 31, 2017, $10.0 million of the Unsecured Revolving Credit Facility remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
During the three months ended March 31, 2017 and 2016, the Company incurred $0.7 million and $0.2 million of interest expense, respectively. As of March 31, 2017 and December 31, 2016, $0.2 million and $0.2 million of interest expense were payable, respectively. Included in interest expense during the three months ended March 31, 2017 and 2016 were $0.1 million and $15,485 of amortization of deferred financing costs, respectively.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2017 (in thousands):

April 1, 2017 through December 31, 2017	$—
2018	—
2019	30,550
2020	11,260
2021	41,000
Thereafter	—
$82,810
The Company’s notes payable contain financial debt covenants. As of December 31, 2016, the Company was in compliance with these debt covenants.

6.	FAIR VALUE DISCLOSURES
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
March 31, 2017
(unaudited)

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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2017 and December 31, 2016, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$82,810	$81,484	$82,365	$82,810	$81,375	$82,443
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

7.	RELATED-PARTY TRANSACTIONS
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
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

The Company, together with KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. The insurance program is effective through June 30, 2017.
During the three months ended March 31, 2017 and 2016, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2017 and 2016, respectively, and any related amounts payable as of March 31, 2017 and December 31, 2016 (in thousands).

			Payable as of
	Three Months Ended March 31,
	2017	2016	March 31, 2017	December 31, 2016
Expensed
Asset management fees	$214	$20	$—	$—
Reimbursement of operating expenses (1)	54	52	17	17
Property management fees (2)	29	8	11	16
Other Arrangement
Advisor advance for cash distributions (3)	—	458	1,338	1,338
Additional Paid-in Capital
Selling commissions	61	1,834	—	—
Dealer manager fees	35	713	—	—
Stockholder servicing fees	51	—	85	37
Reimbursable other offering costs (4)	23	325	49	26
	$467	$3,410	$1,500	$1,434
_____________________
(1) See “Reimbursable Operating Expenses” below.
(2) See “Real Estate Property Co-Management Agreement” below.
(3) See “Advance from the Advisor” below.
(4) See “Organization and Offering Costs” below.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $52,342 and $2,547 for the three months ended March 31, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2017 and 2016, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Commencing with the quarter ended December 31, 2016, the Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors.
The Company’s conflicts committee determined that the relationship of the Company’s total operating expenses and its net assets was justified for each of the four fiscal quarters ended March 31, 2017 and December 31, 2016 given the costs of operating a public company and the early stage of the Company’s operations and approved total operating expenses in excess of the operating expense reimbursement obligation in the first quarter of 2017 and fourth quarter of 2016.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

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
March 31, 2017
(unaudited)

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
With respect to the Public Offering, the Advisor and the Dealer Manager will generally pay the organization and offering expenses of the Company incurred in the Primary Offering (other than selling commissions, dealer manager fees and stockholder servicing fees paid other than in connection with the Company’s online distribution channel) directly and the Company will reimburse the Advisor and the Dealer Manager for the commercially reasonable organization and other offering expenses they incur on behalf of the Company in connection with the Primary Offering subject to the following limitations.
No reimbursements made by the Company to the Advisor or the Dealer Manager may cause total organization and offering expenses incurred by the Company (including selling commissions, dealer manager fees, the stockholder servicing fee and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from the Primary Offering and the DRP Offering as of the date of reimbursement.
The Company will reimburse the Advisor, the Dealer Manager and its affiliates for up to 1% of gross proceeds raised in the Primary Offering, provided that the Company will not be responsible for paying or reimbursing the Advisor or its affiliates for any organization and other offering expenses related to shares sold in the Primary Offering through the Company’s online distribution channel. The Advisor, the Dealer Manager and its affiliates will be responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees paid other than in connection with the Company’s online distribution channel) related to the Primary Offering to the extent they exceed 1% of gross proceeds raised in the Primary Offering (excluding gross proceeds raised in the Primary Offering through the Company’s online distribution channel) and the Advisor and its affiliates will be responsible for all organization and other offering expenses related to shares sold in the Primary Offering through the Company’s online distribution channel. The Company may pay organization and other offering expenses directly to the extent the Company believes it would ultimately be responsible for reimbursing the Advisor for such costs pursuant to the terms above had the Advisor paid the costs directly. The Company does not reimburse the Dealer Manager for wholesaling compensation expenses.
During the Private Offering, there was no limit on the amount of organization and offering costs the Company could incur, and the Company was obligated to reimburse the Advisor and its affiliates for all organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of the Company.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Through March 31, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.5 million. As of March 31, 2017, the Company had recorded $48,732 of organization and other offering expenses related to the Public Offering, which amounts represent the Company's maximum liability for organization and other offering costs as of March 31, 2017 based on the limitations described above. As March 31, 2017, the Company had recorded $1.5 million of organization and other offering costs related to the Private Offering. Organization costs are expensed as incurred and offering costs are deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.

8.	COMMITMENTS AND CONTINGENCIES
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

9.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
The Company commenced the Public Offering on April 28, 2016. As of May 5, 2017, the Company had sold 324,412 and 264,557 shares of Class A and Class T common stock in the Public Offering, respectively, for aggregate gross offering proceeds of $5.9 million. Included in these amounts were 215,587 and 2,583 shares of Class A and Class T common stock under its distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $2.1 million.
Cash Distributions Paid
On April 3, 2017, the Company paid cash distributions of $0.4 million and $7,415, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from March 1, 2017 through March 31, 2017. On May 2, 2017, the Company paid cash distributions of $0.4 million and $7,809, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from April 1, 2017 through April 30, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 1.	Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2017
(unaudited)

Stock Dividends Issued
On April 4, 2017, the Company issued 7,476 shares of Class A common stock and 187 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on March 31, 2017. On May 3, 2017, the Company issued 7,512 shares of Class A common stock and 216 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on April 30, 2017.
Distributions Declared
On May 9, 2017, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from June 1, 2017 through June 30, 2017, which the Company expects to pay in July 2017, and the period from July 1, 2017 through July 31, 2017, which the Company expects to pay in August 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, reduced by (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
On May 9, 2017, the Company’s board of directors declared stock dividends of 0.00083333 shares and 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on June 30, 2017 and July 31, 2017, respectively, which the Company expects to issue in July 2017 and August 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Second Amended and Restated Distribution Reinvestment Plan
On April 5, 2017, the Company’s board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  Pursuant to the Amended DRP, until the Company announces an estimated NAV per share, participants in the distribution reinvestment plan will acquire shares of the common stock of the Company at the “net investment amount” per share disclosed in the most recent prospectus for the Company’s public offering.  This amount will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table of the prospectus for the Company’s public offering.  The net investment amount per share is the same for all shares. Purchases pursuant to the distribution reinvestment plan will be in the same class of shares as the shares for which such stockholder received the distributions that are being reinvested.  For both Class A and Class T shares, the distribution reinvestment plan purchase price will be equal to $9.40 per share.  The change to the purchase price of shares in the Company’s distribution reinvestment plan offering took effect on April 28, 2017.  There were no other changes in the Amended DRP.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital). Until the proceeds from our offering stage are fully invested and from time to time during our operational stage, we expect to use proceeds from financings, either from our advisor or a third-party, to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. As of March 31, 2017, some of our distributions paid have been funded with advances from our advisor and debt financing. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

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

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, all filed with the Securities and Exchange Commission (the “SEC”).
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

As of March 31, 2017, we had sold 8,548,972 shares of our Class A common stock for gross offering proceeds of $76.8 million in our private offering, including 74,744 shares of our Class A common stock under our distribution reinvestment plan for gross offering proceeds of $0.7 million.
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
On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T. We are also offering a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. We are offering to sell any combination of Class A and Class T shares in the public offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between these offerings. The SEC declared our registration effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. The dealer manager is responsible for marketing our shares in the initial public offering. As of March 31, 2017, we had sold 264,912 and 223,428 shares of Class A and Class T common stock in the public offering, respectively, for aggregate gross offering proceeds of $4.9 million, including 174,895 and 1,309 shares of Class A and Class T common stock under its distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $1.7 million.
We intend to use substantially all of the net proceeds from our private and public offerings to invest in a diverse portfolio of core real estate properties and real estate-related assets. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which we may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies. As of March 31, 2017, we owned three office buildings.
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
Conditions in the global capital markets remain unsettled as of the first quarter of 2017. Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, whereas the U.K. and China remain areas of concern. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At a duration of 94 months (as of the end of first quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle, which lasted 58 months. In March 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the third time in three years. Expectations are for the rate increases to continue in the wake of ongoing economic growth and some acceleration in inflationary pressures, with the goal of the FED to normalize the level of interest rates. Little in the U.S. macroeconomic data suggests that the economy is growing too rapidly, the primary symptom of trouble ahead for a business cycle. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, particularly from China. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar has remained a safe haven currency. The volume of available capital that is seeking “core” properties has helped to push the pricing of some assets past prior peaks, making some markets look expensive. Reduced leverage ratios have shifted more risk toward the equity investor. Traditional sources of capital are favoring a “risk-off” approach, where investors’ appetite for risk falls, when valuing investments. Investors acquiring properties are extremely selective, with cap rate compression having spread into secondary markets over the last two years. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
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
Impact on Our Real Estate Investments
The volatility in the global financial markets continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, the uncertainty regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED increased interest rates for the third time in three years. The real estate and finance markets anticipate further rate increases as long as the economy remains strong. If this trend continues, management will review our debt financing strategies to optimize the cost of our debt exposure.
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

Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our proposed operations. We will obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2017, we had raised approximately $81.7 million in gross offering proceeds from the sale of shares of our Class A common stock in our private offering, separate private transactions and initial public offering.
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
As of March 31, 2017, we owned three office properties that were 96% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the three months ended March 31, 2017 were met through cash flow generated by our real estate investments and with proceeds from our private offering.
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
Our advisor advanced funds to us, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. We are only obligated to repay our advisor for its advance if and to the extent that:

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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. During the early stages of our public offering, and to the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of March 31, 2017, our aggregate borrowings were approximately 56% of our net assets before deducting depreciation and other non-cash reserves.

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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expense reimbursements for the four fiscal quarters ended March 31, 2017 exceeded the charter imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
Cash Flows from Operating Activities
As of March 31, 2017, we owned three office properties. During the three months ended March 31, 2017, net cash provided by operating activities was $0.1 million. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.1 million for the three months ended March 31, 2017 and consisted of cash for improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2017, net cash provided by financing activities was $1.1 million and consisted primarily of the following:

•
$1.6 million of net cash provided by offering proceeds related to our public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $0.1 million; and

•	$0.5 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.6 million.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2017 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$82,810	$—	$30,550	$52,260	$—
Interest payments on outstanding debt obligations (2)	8,719	1,867	4,832	2,020	—
Stockholder servicing fee liability (3)	85	18	44	23	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and interest rate in effect as of March 31, 2017 (consisting of the contractual interest rate). We incurred interest expense of $0.6 million, excluding amortization of deferred financing costs totaling $0.1 million during the three months ended March 31, 2017.
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
Results of Operations
Overview
The SEC declared the registration statement for our initial public offering effective on April 28, 2016. Prior to this, we conducted a private placement offering exempt from registration under the Securities Act of 1933, as amended, that commenced on June 11, 2015. We ceased offering shares in the primary portion of the private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 through May 30, 2016. Our results of operations as of March 31, 2017 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment and have since been raising money in and investing the proceeds from our private placement offering and our ongoing initial public offering. As of March 31, 2016, we owned one office building. Subsequent to March 31, 2016, we acquired two office properties and owned three buildings as of March 31, 2017. The results of operations presented for the three months ended March 31, 2017 and 2016 are not directly comparable due to our acquisition activity. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of owning investments acquired in 2017 for an entire period and anticipated future acquisitions of real estate investments.
Comparison of the three months ended March 31, 2017 versus the three months ended March 31, 2016

	Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2017	2016
Rental income	$3,236	$568	$2,668	470%	$2,662	$6
Tenant reimbursements	779	28	751	2,682%	714	37
Other operating income	18	—	18	100%	19	(1)
Operating, maintenance and management costs	745	151	594	393%	633	(39)
Property management fees	29	8	21	263%	21	—
Real estate taxes and insurance	457	69	388	562%	393	(5)
Asset management fees to affiliate	214	20	194	970%	174	20
General and administrative expenses	341	219	122	56%	n/a	n/a
Depreciation and amortization	1,718	227	1,491	657%	1,497	(6)
Interest expense	743	178	565	317%	628	(63)
_____________________
(1) Represents the dollar amount increase for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 related to real estate investments acquired on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 with respect to the real estate investment owned by us throughout both periods presented.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental income and tenant reimbursements increased from $0.6 million for the three months ended March 31, 2016 to $4.0 million for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect that rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate investments.
Operating, maintenance, and management expenses increased from $0.2 million for the three months ended March 31, 2016 to $0.7 million for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance, and management expenses to increase in future periods as a result of inflation and anticipated future acquisitions of real estate investments.
Real estate taxes and insurance increased from $0.1 million for the three months ended March 31, 2016 to $0.5 million for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of inflation and anticipated future acquisitions of real estate investments.
Asset management fees to affiliate increased from $20,000 for the three months ended March 31, 2016 to $0.2 million for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate investments.
General and administrative expenses increased from $0.2 million for the three months ended March 31, 2016 to $0.3 million for the three months ended March 31, 2017. These general and administrative costs consisted primarily of portfolio legal fees, board of directors fees and internal audit compensation. We expect general and administrative costs to increase in the future as a result of anticipated future acquisitions of real estate investments.
Depreciation and amortization increased from $0.2 million for the three months ended March 31, 2016 to $1.7 million for the three months ended March 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in the future as a result of anticipated future acquisitions of real estate investments.
Interest expense increased from $0.2 million for the three months ended March 31, 2016 to $0.7 million for the three months ended March 31, 2017. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $15,485 for the three months ended March 31, 2016 and 2017, respectively. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of real estate, resulting in an increase in the average loan balance. We expect interest expense to increase in the future as a result of anticipated borrowings for future acquisitions of real estate investments.
Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in accounting rules have resulted in a substantial increase in the number of non-operating and non-cash items included in the calculation of FFO. As a result, our management also uses MFFO as an indicator of our ongoing performance as well as our dividend sustainability. MFFO excludes from FFO: acquisition fees and expenses (to the extent that such fees and expenses have been recorded as operating expenses); adjustments related to contingent purchase price obligations; amounts relating to straight-line rents and amortization of above and below market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; amortization of closing costs relating to debt investments; impairments of real estate-related investments; mark-to-market adjustments included in net income; and gains or losses included in net income for the extinguishment or sale of debt or hedges. We compute MFFO in accordance with the definition of MFFO included in the practice guideline issued by the IPA in November 2010 as interpreted by management. Our computation of MFFO may not be comparable to other REITs that do not compute MFFO in accordance with the current IPA definition or that interpret the current IPA definition differently than we do.
We believe that MFFO is helpful as a measure of ongoing operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.  Management believes that, by excluding acquisition costs (to the extent such costs have been recorded as operating expenses) as well as non-cash items such as straight line rental revenue, MFFO provides investors with supplemental performance information that is consistent with the performance indicators and analysis used by management, in addition to net income and cash flows from operating activities as defined by GAAP, to evaluate the sustainability of our operating performance.  MFFO provides comparability in evaluating the operating performance of our portfolio with other non-traded REITs which typically have limited lives with short and defined acquisition periods and targeted exit strategies.  MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes.
FFO and MFFO are non-GAAP financial measures and do not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO and MFFO include adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization and the other items described above. Accordingly, FFO and MFFO should not be considered as alternatives to net income as an indicator of our current and historical operating performance. In addition, FFO and MFFO do not represent cash flows from operating activities determined in accordance with GAAP and should not be considered an indication of our liquidity. We believe FFO and MFFO, in addition to net income and cash flows from operating activities as defined by GAAP, are meaningful supplemental performance measures.
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent and the amortization of above- and below-market leases are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

•
Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period; and

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(197)	$(256)
Depreciation of real estate assets	622	49
Amortization of lease-related costs	1,096	178
FFO attributable to common stockholders	1,521	(29)
Straight-line rent and amortization of above- and below-market leases	(530)	(62)
MFFO attributable to common stockholders	$991	$(91)
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Organization and Offering Costs
Offering costs include all expenses incurred in connection with the private offering and the public offering. Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.
With respect to the public offering, our advisor and dealer manager will generally pay our organization and offering expenses incurred in the primary portion of our initial public offering (other than selling commissions, dealer manager fees and stockholder servicing fees paid other than in connection with our online distribution channel) directly and we will reimburse our advisor and the dealer manager for the commercially reasonable organization and other offering expenses they incur on behalf of the Company in connection with the primary portion of our initial public offering subject to the following limitations.
No reimbursements made by is to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees, the stockholder servicing fee and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our initial public offering as of the date of reimbursement.
We will reimburse our advisor, the dealer manager and their affiliates for up to 1.0% of gross proceeds raised in the primary portion of our initial public offering, provided that we will not be responsible for paying or reimbursing our advisor, the dealer manager, or their affiliates for any organization and other offering expenses related to shares sold in the primary portion of the initial public offering through our online distribution channel. Our advisor, the dealer manager, and their affiliates will be responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees paid other than in connection with our online distribution channel) related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds raised in the primary portion of our initial public offering (excluding gross proceeds raised in the primary portion of our initial public offering through our online distribution channel) and our advisor and its affiliates will be responsible for all organization and other offering expenses related to shares sold in the primary portion of our online distribution channel. We may pay organization and other offering expenses directly to the extent we believe we would ultimately be responsible for reimbursing our advisor for such costs pursuant to the terms above had our advisor paid the costs directly. We do not reimburse the dealer manager for wholesaling compensation expenses.
During the private offering, there was no limit on the amount of organization and offering costs we could incur and we were obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of us. As of March 31, 2017, we had recorded $1.5 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which have been reimbursed to our advisor or its affiliates as of March 31, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Through March 31, 2017, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.5 million. As of March 31, 2017, the Company had recorded $48,732 of organization and other offering expenses related to the initial public offering, which amounts represent the Company's maximum liability for organization and other offering costs as of March 31, 2017 based on the limitations described above.
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flow from operating activities, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flow provided by operations were as follows for the first quarter of 2017 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2017	$1,115	$0.123	$0.099	$516	$588	$1,104	$83
_____________________
(1) Distributions for the periods from January 1, 2017 through March 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2017, we paid aggregate distributions of $1.1 million, including $0.5 million of distributions paid in cash and $0.6 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2017 was $0.2 million. FFO for the three months ended March 31, 2017 was $1.5 million and cash flow provided by operations for the three months ended March 31, 2017 was $0.1 million. See the reconciliation of FFO to net income (loss) above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $0.1 million of cash flow from operating activities and $1.0 million of debt financing.
From inception through March 31, 2017, we paid cumulative distributions of $4.6 million and our cumulative net loss during the same period was $5.1 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the three months ended March 31, 2017, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets and distributions related to the repayment of principal under real estate-related investments). Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein and the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. Those factors include: our ability to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; to the extent we make investments in real estate loans, the ability of our borrowers and their sponsors to make their debt service payments and/or to repay their loans upon maturity; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. There have been no significant changes to our policies during 2017.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Status of the Offering
We commenced the public offering on April 28, 2016. As of May 5, 2017, we had sold 324,412 and 264,557 shares of Class A and Class T common stock in our public offering, respectively, for aggregate gross offering proceeds of $5.9 million. Included in these amounts were 215,587 and 2,583 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $2.1 million.
Cash Distributions Paid
On April 3, 2017, we paid cash distributions of $0.4 million and $7,415, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from March 1, 2017 through March 31, 2017. On May 2, 2017, we paid cash distributions of $0.4 million and $7,809, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from April 1, 2017 through April 30, 2017.
Stock Dividends Issued
On April 4, 2017, we issued 7,476 shares of Class A common stock and 187 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on March 31, 2017. On May 3, 2017, we issued 7,512 shares of Class A common stock and 216 shares of Class T common stock in connection with Class A and Class T stock dividends declared for each share of common stock outstanding on April 30, 2017.

PART I.	FINANCIAL INFORMATION (CONTINUED)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions declared
On May 9, 2017, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from June 1, 2017 through June 30, 2017, which we expect to pay in July 2017, and the period from July 1, 2017 through July 31, 2017, which we expect to pay in August 2017. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, reduced by (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on the respective record date.
On May 9, 2017, our board of directors declared stock dividends of 0.00083333 shares and 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on June 30, 2017 and July 31, 2017, respectively, which we expect to issue in July 2017 and August 2017, respectively. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Second Amended and Restated Distribution Reinvestment Plan
On April 5, 2017, our board of directors adopted the Second Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”).  Pursuant to the Amended DRP, until we announce an estimated NAV per share, participants in the distribution reinvestment plan will acquire shares of our common stock at the “net investment amount” per share disclosed in the most recent prospectus for our public offering.  This amount will be based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table of the prospectus for our public offering.  The net investment amount per share is the same for all shares. Purchases pursuant to the distribution reinvestment plan will be in the same class of shares as the shares for which such stockholder received the distributions that are being reinvested.  For both Class A and Class T shares, the distribution reinvestment plan purchase price will be equal to $9.40 per share.  The change to the purchase price of shares in our distribution reinvestment plan offering took effect on April 28, 2017.  There were no other changes in the Amended DRP.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At March 31, 2017, we did not have any fixed rate debt or fixed rate real estate loans receivable outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At March 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $82.8 million of variable rate debt outstanding. Based on interest rates as of March 31, 2017, if interest rates were 100 basis points higher during the 12 months ending March 31, 2018, interest expense on our variable rate debt would increase by $0.8 million. As of March 31, 2017, one-month LIBOR was 0.98278% and if this index was reduced to 0% during the 12 months ending March 31, 2018, interest expense on our variable rate debt would decrease by $0.8 million.
The weighted average interest rate of our variable rate debt at March 31, 2017 was 3.0%.  The interest rate represents the actual interest rate in effect at March 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2017 where applicable.

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
Internal Control Over Financial Reporting
We have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting for the year ending December 31, 2017 and to evaluate any changes in our internal controls over financial reporting in each quarterly and annual report thereafter.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through March 31, 2017 have been paid from cash flow from operating activities, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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
For the three months ended March 31, 2017, we paid aggregate distributions of $1.1 million, including $0.5 million of distributions paid in cash and $0.6 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $0.1 million of cash flows from operating activities and $1.0 million of debt financing. For the three months ended March 31, 2017, our cash flow from operating activities to distributions paid coverage ratio was 8% and our funds from operations to distributions paid coverage ratio was 138%.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “- Distributions” herein.

PART II.	OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, no equity securities that were not registered under the Securities Act of 1933 (the “Act”) were sold.

b)
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207471) was declared effective under the Securities Act of 1933, covering a public offering of up to $1,500,000,000 in shares of common stock in our primary offering, consisting of two classes of shares: Class A shares and Class T shares. For those who purchase shares through commission-based independent broker dealers, we are offering Class A shares at $10.39 per share and Class T shares at $10.00 per share. For those who have alternative fee arrangements with their financial advisor, such as an annual fee paid by the investor based on the value of assets under management, we are offering Class A shares at $9.715 per share, reflecting the fact that the financial advisor is not paid a selling commission in connection with the sale. For those who purchase our shares online, we are offering Class A shares at $9.40 per share because the sales are net of selling commissions and our advisor pays all fees and expenses associated with the sale. The amount of selling commissions and dealer manager fees differs among our share classes and distribution channels, and there is an ongoing stockholder servicing fee with respect to Class T shares sold in the primary offering. Other than the online distribution channel, all distribution channels have volume discounts available. We are also offering of up to $800,000,000 in shares of common stock pursuant to our distribution reinvestment plan offerings: Class A shares and Class T shares at a price of $9.40 per share. We are offering to sell any combination of Class A and Class T shares in our primary offering and distribution reinvestment plan offering. We reserve the right to reallocate shares between the primary offering and our distribution reinvestment plan offering.

We commenced our initial public offering on April 28, 2016 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. We expect to sell the shares registered in our primary offering over a two-year period. Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan. As of March 31, 2017, we had sold 264,912 and 223,428 shares of Class A and Class T common stock, respectively, in the Public Offering for aggregate gross offering proceeds of $4.9 million, including 174,895 and 1,309 shares of Class A and Class T common stock, respectively, under our distribution reinvestment plan for aggregate gross offering proceeds of $1.7 million.

PART II. OTHER INFORMATION (CONTINUED)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of March 31, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We pay selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallows all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our prospectus, as amended and supplemented.

Type of Expense Amount	Amount (in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$167	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	49	Actual
Total expenses for the issuer's account	$216
Percentage of offering proceeds used to pay or reimburse affiliates for the expenses above	4.4%	Actual
_____________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in the primary portion of our initial public offering will be paid to our dealer manager and will accrue daily and be paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share.  Our dealer manager will reallow all of the stockholder servicing fee paid to it. The stockholder servicing fee is an ongoing fee that is not paid at the time of purchase and is not intended to be a principal use of offering proceeds; it is therefore not included in the table above. As of March 31, 2017, we had incurred approximately $89,000 in stockholder servicing fees, which is the estimated amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of March 31, 2017.
No selling commissions are paid with respect to purchases made through the online distribution channel. A dealer manager fee of 0.50% of the price per share of Class A common stock sold through our online distribution channel will be paid to our dealer manager, all of which will be reallowed to the participating broker-dealer. Our advisor and its affiliates will pay this fee directly to our dealer manager.  As of March 31, 2017, our advisor and its affiliates had incurred no dealer manager fees related to our online distribution channel.
(2) KBS Capital Advisors and its affiliates will generally pay our organization and other offering expenses incurred in the primary portion of our initial public offering directly and we will reimburse KBS Capital Advisors and its affiliates for the commercially reasonable organization and other offering expenses they incur on our behalf in connection with the primary portion of our initial public offering subject to the following limitation.
We will reimburse our advisor, the dealer manager and their affiliates for up to 1.0% of gross proceeds raised in the primary portion of our initial public offering, provided that we will not be responsible for paying or reimbursing our advisor, the dealer manager, or their affiliates for any organization and other offering expenses related to shares sold in the primary portion of the initial public offering through our online distribution channel. Our advisor, the dealer manager, and their affiliates will be responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees paid other than in connection with our online distribution channel) related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds raised in the primary portion of our initial public offering (excluding gross proceeds raised in the primary portion of our initial public offering through our online distribution channel) and our advisor and its affiliates will be responsible for all organization and other offering expenses related to shares sold in the primary portion of our online distribution channel. The amount included above represents our maximum liability for organization and other offering costs based on the limits described. As of March 31, 2017, KBS Capital Advisors and its affiliates had incurred an additional $4.5 million in organization and other offering costs on our behalf in connection with our initial public offering.
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
As of March 31, 2017, we had used the net proceeds from our now terminated private offering and our initial public offering and debt financing to invest $139.7 million in three office properties, including $3.3 million of acquisition fees and closing costs.

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

During the three months ended March 31, 2017, we did not redeem any shares pursuant to our share redemption program because no shares were submitted for redemption. Based on the redemption limitations described above, as of March 31, 2017, there is $1.8 million available for eligible redemptions for the remainder of 2017.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

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

4.5
Amended and Restated Escrow Agreement, by and between the Company, KBS Capital Markets Group LLC and UMB Bank, N.A. dated as of March 18, 2016, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of April 27, 2017, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 6 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed April 28, 2017

10.2
Agreement Regarding Payment of Certain Items of Compensation and Expenses Related to the Offering of Class A Shares Through an Online Distribution Channel by and among the Company, KBS Capital Advisors LLC, and KBS Capital Markets Group LLC dated as of April 27, 2017, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 6 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed April 28, 2017

PART II.	OTHER INFORMATION (CONTINUED)

Item 6.	Exhibits (continued)

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	May 10, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 10, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)