Form 10-Q
period 2017-06-30
KBS Growth & Income REIT, Inc.
filed 2017-08-10
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2017, there were 9,133,432 outstanding shares of Class A common stock and 277,119 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
June 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate:
Land	$22,909	$22,909
Building and improvements	106,561	105,435
Tenant origination and absorption costs	13,408	13,528
Total real estate, cost	142,878	141,872
Less accumulated depreciation and amortization	(6,645)	(3,292)
Total real estate, net	136,233	138,580
Cash and cash equivalents	8,803	15,666
Rent and other receivables	1,329	956
Above-market leases, net	195	210
Prepaid expenses and other assets, net	528	501
Total assets	$147,088	$155,913
Liabilities and stockholders’ equity
Notes payable, net	$72,372	$81,375
Accounts payable and accrued liabilities	2,343	2,023
Due to affiliates	1,402	1,434
Distributions payable	382	377
Below-market leases, net	4,255	5,029
Other liabilities	1,262	1,254
Total liabilities	82,016	91,492
Commitments and contingencies (Note 8)
Redeemable common stock	2,926	1,791
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,079,039 and 8,846,164 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	91	88
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 274,871 shares and 94,018 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	1
Additional paid-in capital	74,869	71,992
Cumulative distributions and net losses	(12,817)	(9,451)
Total stockholders’ equity	62,146	62,630
Total liabilities and stockholders’ equity	$147,088	$155,913
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$3,290	$589	$6,526	$1,157
Tenant reimbursements	877	51	1,656	79
Other operating income	20	—	38	—
Total revenues	4,187	640	8,220	1,236
Expenses:
Operating, maintenance, and management	878	186	1,623	337
Property management fees and expenses to affiliate	31	10	60	17
Real estate taxes and insurance	513	74	970	143
Asset management fees to affiliate	—	39	214	59
Real estate acquisition fees to affiliate	—	1,383	—	1,383
Real estate acquisition fees and expenses	—	229	—	229
General and administrative expenses	422	367	763	586
Depreciation and amortization	1,822	218	3,540	445
Interest expense	757	95	1,500	273
Total expenses	4,423	2,601	8,670	3,472
Other income (loss):
Interest and other income	18	54	35	74
Loss from extinguishment of debt	(206)	—	(206)	—
Total other (loss) income	(188)	54	(171)	74
Net loss	$(424)	$(1,907)	$(621)	$(2,162)

Class A Common Stock:
Net loss	$(406)	$(1,906)	$(596)	$(2,161)
Net loss per common share, basic and diluted	$(0.04)	$(0.23)	$(0.07)	$(0.36)
Weighted-average number of common shares outstanding basic and diluted	9,068,437	8,168,760	9,013,145	5,931,364

Class T Common Stock:
Net loss	$(18)	$(1)	$(25)	$(1)
Net loss per common share, basic and diluted	$(0.07)	$(0.36)	$(0.11)	$(0.61)
Weighted-average number of common shares outstanding basic and diluted	261,382	1,543	213,814	1,543
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2016 and the Six Months Ended June 30, 2017 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2015	2,216,821	$22	—	$—	$17,079	$(995)	$16,106
Net loss	—	—	—	—	—	(4,089)	(4,089)
Issuance of common stock	6,559,574	65	93,918	1	60,532	—	60,598
Transfers to redeemable common stock	—	—	—	—	(1,738)	—	(1,738)
Stock dividends issued	69,769	1	100	—	711	(712)	—
Distributions declared	—	—	—	—	—	(3,655)	(3,655)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,200)	—	(4,200)
Other offering costs to affiliate	—	—	—	—	(392)	—	(392)
Balance, December 31, 2016	8,846,164	88	94,018	1	71,992	(9,451)	62,630
Net loss	—	—	—	—	—	(621)	(621)
Issuance of common stock	195,615	2	179,869	2	3,717	—	3,721
Transfers to redeemable common stock	—	—	—	—	(1,135)	—	(1,135)
Redemptions of common stock	(7,602)	—	—	—	(64)	—	(64)
Stock dividends issued	44,862	1	984	—	475	(476)	—
Distributions declared	—	—	—	—	—	(2,269)	(2,269)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(102)	—	(102)
Other offering costs	—	—	—	—	(14)	—	(14)
Balance, June 30, 2017	9,079,039	$91	274,871	$3	$74,869	$(12,817)	$62,146
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(621)	$(2,162)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,540	445
Property damage loss	—	134
Deferred rents	(315)	(120)
Bad debt expense recovery	(13)	—
Amortization of above and below-market leases	(759)	(10)
Amortization of deferred financing costs	253	31
Loss from extinguishment of debt	206	—
Changes in operating assets and liabilities:
Rents and other receivables	(90)	71
Prepaid expenses and other assets	62	(93)
Accounts payable and accrued liabilities	(656)	33
Due from affiliate	—	(4)
Due to affiliates	(11)	1,194
Other liabilities	8	493
Net cash provided by operating activities	1,604	12
Cash Flows from Investing Activities:
Acquisition of real estate	—	(68,432)
Improvements to real estate	(310)	(51)
Net cash used in investing activities	(310)	(68,483)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,950	41,026
Principal payments on notes payable	(11,260)	(5,125)
Payments of deferred financing costs	(103)	(612)
Cash distribution advance from affiliate	—	1,140
Proceeds from issuance of common stock	2,522	57,407
Payments to redeem common stock	(64)	—
Payments of commissions on stock sales, related dealer manager fees to affiliate and other offering costs	(137)	(5,208)
Distributions paid to common stockholders	(1,065)	(540)
Net cash (used in) provided by financing activities	(8,157)	88,088
Net (decrease) increase in cash and cash equivalents	(6,863)	19,617
Cash and cash equivalents, beginning of period	15,666	12,893
Cash and cash equivalents, end of period	$8,803	$32,510
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,245	$273
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$476	$257
Increase in cash distributions payable	$5	$267
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,199	$637
Liabilities assumed in connection with real estate acquisitions	$—	$114
Increase in accrued improvements to real estate	$914	$—
Write-off of deferred financing costs	$(206)	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Subject to certain restrictions and limitations, the business of the Company is externally managed by KBS Capital Advisors LLC (the “Advisor”), an affiliate of the Company, pursuant to an advisory agreement between the Company and the Advisor initially entered into on June 11, 2015, and amended at various times thereafter (the “Advisory Agreement”). The Advisor conducts the Company’s operations and manages its portfolio of core real estate properties. On January 27, 2015, the Company issued 20,000 shares of its common stock to the Advisor at a purchase price of $10.00 per share. On June 11, 2015, these outstanding shares of common stock were designated Class A shares of common stock.
As of June 30, 2017, the Company had invested in three office properties. The Company intends to invest in a diverse portfolio of core real estate properties and real estate-related assets, including the acquisition of commercial properties and the acquisition and origination of real estate-related assets. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which the Company may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies.
The Company commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2015, pursuant to which the Company offered a maximum of $105,000,000 of shares of its Class A common stock for sale to certain accredited investors (the “Private Offering”), of which $5,000,000 of Class A shares were offered pursuant to the Company’s distribution reinvestment plan. The Company ceased offering shares in the primary portion of the Private Offering on April 27, 2016 and processed subscriptions for the primary Private Offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Private Offering pursuant to a dealer manager agreement dated June 11, 2015 (the “Private Offering Dealer Manager Agreement”). The Dealer Manager was responsible for marketing the Company’s shares in the Private Offering.
On February 4, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T (the “Primary Offering”). The Company also registered a maximum of $800,000,000 in both classes of shares of its common stock pursuant to the Company’s distribution reinvestment plan (the “DRP Offering” and, together with the Primary Offering, the “Public Offering”). The SEC declared the Company’s registration statement effective on April 28, 2016 and the Company retained the Dealer Manager to serve as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated April 28, 2016 (the “Public Offering Dealer Manager Agreement”). The Dealer Manager was responsible for marketing the Company’s shares in the Public Offering.
The Company terminated the Primary Offering effective June 30, 2017 and expects to launch a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act in the third quarter of 2017. The Company can give no assurance regarding the success of such private offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The Company continues to offer shares of common stock pursuant to the DRP Offering. In some states, the Company will need to renew the registration statement annually or file a new registration statement to continue the DRP Offering. The Company may terminate the DRP Offering at any time.
The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million. The Company sold 358,017 and 273,787 shares of Class A and Class T common stock in the Primary Offering for aggregate gross offering proceeds of $6.3 million. As of June 30, 2017, the Company had sold 236,839 and 3,372 shares of Class A and Class T common stock in the DRP Offering for aggregate gross offering proceeds of $2.4 million. Also as of June 30, 2017, the Company had redeemed 7,602 Class A shares for $64,655.
Additionally, on August 11, 2015, two of the individuals who own and control the Company’s sponsor, Charles J. Schreiber, Jr. (who also acts as chief executive officer, the chairman of the board and a director of the Company) and Peter M. Bren (who also acts as president and director of the Company), purchased 21,181.2380 and 21,181.2390 shares of Class A common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The per share purchase price reflects an 8.5% discount to the $8.90 offering price in the Private Offering in effect on the date of their purchase because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the account of three of his children, and he has disclaimed beneficial ownership of the shares. The Company issued these shares in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act.
As described above, the Company intends to use substantially all of the net proceeds from its private and public offerings to invest in a diverse portfolio of core real estate properties and real estate-related assets.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
June 30, 2017
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company had invested in three office properties as of June 30, 2017. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the six months ended June 30, 2017 and 2016, respectively. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented and subsequent to June 30, 2017 but before the issuance of the consolidated financial statements are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company has declared and issued stock dividends on shares of the Company’s common stock during the three and six months ended June 30, 2017 and 2016 as follows:

Three Months Ended June 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.00249316 shares	19,087
2017	0.00249999 shares	23,160

Six Months Ended June 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.00495892 shares	26,061
2017	0.00499998 shares	45,846
_____________________
(1) Stock dividends have been declared on a monthly basis and the amount declared per share outstanding assumes each share was issued and outstanding each date that was a record date for stock dividends during the periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
During the three and six months ended June 30, 2017, aggregate cash distributions declared per share of Class A common stock were $0.12465726 and $0.24794466, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and six months ended June 30, 2017, aggregate cash distributions declared per share of Class T common stock were $0.10005293 and $0.19885548, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and six months ended June 30, 2016, aggregate cash distributions declared per share of Class A common stock were $0.12465726 and $0.24794466, assuming the share was issued and outstanding each date that was a record date for distributions during the period. No shares of Class T common stock were outstanding during the three and six months ended June 30, 2016. For each day that was a record date for distributions during the three and six months ended June 30, 2017 and 2016, distributions were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Each day during the six months ended June 30, 2017 and the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through June 30, 2016 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(424)	$(1,907)	$(621)	$(2,162)
Less: Class A Common Stock cash distributions declared	1,128	1,005	2,226	1,445
Less: Class T Common Stock cash distributions declared	26	—	42	—
Undistributed net loss	$(1,578)	$(2,912)	$(2,889)	$(3,607)
Class A Common Stock:
Undistributed net loss	$(1,534)	$(2,911)	$(2,822)	$(3,606)
Class A Common Stock cash distributions declared	1,128	1,005	2,226	1,445
Net loss	$(406)	$(1,906)	$(596)	$(2,161)
Net loss per common share, basic and diluted	$(0.04)	$(0.23)	$(0.07)	$(0.36)
Weighted-average number of common shares outstanding, basic and diluted	9,068,437	8,168,760	9,013,145	5,931,364
Class T Common Stock:
Undistributed net loss	$(44)	$(1)	$(67)	$(1)
Class T Common Stock cash distributions declared	26	—	42	—
Net loss	$(18)	$(1)	$(25)	$(1)
Net loss per common share, basic and diluted	$(0.07)	$(0.36)	$(0.11)	$(0.61)
Weighted-average number of common shares outstanding, basic and diluted	261,382	1,543	213,814	1,543
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
June 30, 2017
(unaudited)

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which defers the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard. The Company’s revenues that may be impacted by this standard primarily include other operating income and other ancillary income earned at its properties. In 2016, other operating income and other ancillary income were approximately 2% of consolidated revenue. The Company continues to evaluate the impact that the standard will have on its consolidated financial statements. The Company expects to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the adoption.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU No. 2016-01”).  The amendments in ASU No. 2016-01 address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  ASU No. 2016-01 primarily affects accounting for equity investments and financial liabilities where the fair value option has been elected.  ASU No. 2016-01 also requires entities to present financial assets and financial liabilities separately, grouped by measurement category and form of financial asset in the balance sheet or in the accompanying notes to the financial statements.  ASU No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early application of certain provisions of the standard is permitted for financial statements that have not been previously issued.  The Company does not expect the adoption of ASU No. 2016-01 to have a significant impact on its financial statements.
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
June 30, 2017
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ended December 31, 2016 and it was applied retrospectively. As a result of the adoption of ASU No. 2016-18, the Company will not present the changes within restricted cash in the consolidated statements of cash flows.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

3.	REAL ESTATE
As of June 30, 2017, the Company owned three office properties containing 528,504 rentable square feet, which were collectively 95% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$21,366	$(1,633)	$19,733
Commonwealth Building	06/30/2016	Portland	OR	Office	74,905	(3,523)	71,382
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	46,607	(1,489)	45,118
					$142,878	$(6,645)	$136,233
As of June 30, 2017, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$19,733	13.4%	$2,277	$22.51	100.0%
Commonwealth Building	Portland, OR	224,122	71,382	48.5%	5,186	25.23	91.7%
The Offices at Greenhouse	Houston, TX	203,221	45,118	30.7%	3,807	19.68	95.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2017, the leases had remaining terms, excluding options to extend, of up to 9.1 years with a weighted-average remaining term of 4.7 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.6 million and $0.6 million as of June 30, 2017 and December 31, 2016.
During the six months ended June 30, 2017 and 2016, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.3 million and $0.1 million, respectively. As of June 30, 2017 and December 31, 2016, the cumulative deferred rent balance was $1.3 million and $0.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of June 30, 2017 and December 31, 2016, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

As of June 30, 2017, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2017 through December 31, 2017	$5,249
2018	10,180
2019	9,746
2020	9,218
2021	7,833
Thereafter	15,427
$57,653
As of June 30, 2017, the Company had a concentration of credit risk related to AECOM, a tenant in The Offices at Greenhouse in the engineering industry, which represented 26% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 27% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of June 30, 2017, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of June 30, 2017, the Company’s real estate properties were leased to approximately 40 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,806	41.9%
Information technology	3	1,320	11.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2017, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cost	$13,408	$13,528	$213	$214	$(5,596)	$(5,727)
Accumulated Amortization	(2,468)	(1,253)	(18)	(4)	1,341	698
Net Amount	$10,940	$12,275	$195	$210	$(4,255)	$(5,029)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(703)	$(91)	$(7)	$—	$423	$4

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(1,336)	$(187)	$(15)	$—	$774	$10

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

5.	NOTES PAYABLE
As of June 30, 2017, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of June 30, 2017 (1)	Effective Interest Rate at June 30, 2017 (1)	Payment Type	Maturity Date (2)
Von Karman Tech Center Mortgage Loan (3)	$—	$11,260	(3)	(3)	(3)	(3)
Commonwealth Building Mortgage Loan (4)	41,000	41,000	One-month LIBOR + 2.15%	3.21%	Interest Only	07/01/2021
Term Loan (5)	32,500	30,550	One-month LIBOR + 2.35%	3.41%	Interest Only	11/14/2019
Unsecured Revolving Credit Facility (6)	—	—	(6)	(6)	(6)	01/08/2018
Notes payable principal outstanding	73,500	82,810
Deferred financing costs, net	(1,128)	(1,435)
Notes payable, net	$72,372	$81,375
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2017. Effective interest rate is calculated as the actual interest rate in effect at June 30, 2017, using interest rate indices at June 30, 2017, where applicable.
(2) Represents the maturity date as of June 30, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On May 9, 2017, the Company paid off the Von Karman Tech Center Mortgage Loan and Von Karman Tech Center was added to the Term Loan as a collateral property. See footnote (5) below.
(4) As of June 30, 2017, $41.0 million of term debt was outstanding and $6.4 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) The face amount of the Term Loan is $65.0 million, of which $32.5 million is term commitment and $32.5 million is revolving commitment. As of June 30, 2017, the Term Loan was secured by The Offices at Greenhouse and Von Karman Tech Center. As of June 30, 2017, the outstanding balance under the Term Loan was $32.5 million of term commitment, which bears interest at a rate of 235 basis points over one-month LIBOR. Also, as of June 30, 2017, $13.0 million of the revolving commitment was immediately available and an additional $19.5 million of revolving commitment remained available for future disbursement, subject to certain terms and conditions set forth in the loan documents.
(6) The Unsecured Revolving Credit Facility bears interest at a floating rate of 275 basis points plus the greater of zero percent and one-month LIBOR.  Monthly payments are initially interest only. However, if the Company does not meet the equity raised requirement of $30.0 million or greater for the three-month period ending October 1, 2017, it will be required to pay the minimum principal amortization payments in four equal installments on or before October 6, 2017, November 8, 2017, December 8, 2017 and January 8, 2018. As of June 30, 2017, all of the $10.0 million Unsecured Revolving Credit Facility remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
During the three and six months ended June 30, 2017, the Company incurred $0.8 million and $1.5 million of interest expense, respectively. During the three and six months ended June 30, 2016, the Company incurred $0.1 million and $0.3 million of interest expense, respectively. As of June 30, 2017 and December 31, 2016, $0.2 million and $0.2 million of interest expense were payable, respectively. Included in interest expense during the three and six months ended June 30, 2017 was $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and six months ended June 30, 2016 was $15,485 and $30,971 of amortization of deferred financing costs, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2017 (in thousands):

July 1, 2017 through December 31, 2017	$—
2018	—
2019	32,500
2020	—
2021	41,000
Thereafter	—
$73,500
The Company’s notes payable contain financial debt covenants. As of June 30, 2017, the Company was in compliance with these debt covenants.

6.	FAIR VALUE DISCLOSURES
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
The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The following is a summary of the methods and assumptions used by management in estimating the fair value of each class of financial instrument for which it is practicable to estimate the fair value:
Cash and cash equivalents, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2017 and December 31, 2016, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$73,500	$72,372	$73,487	$82,810	$81,375	$82,443
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

7.	RELATED-PARTY TRANSACTIONS
Pursuant to the Advisory Agreement, the Private Offering Dealer Manager Agreement and the Public Offering Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Private Offering and the Public Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company was also obligated to reimburse the Advisor and Dealer Manager for certain organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement.
In addition, in connection with certain property acquisitions, the Company, through indirect wholly owned subsidiaries, has entered into separate Property Management Agreements (defined below) with KBS Management Group, LLC, an affiliate of the Advisor (the “Co-Manager”).
The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform.
The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. The Dealer Manager also serves as the dealer manager for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

The Company, together with KBS REIT I, KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I is implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the six months ended June 30, 2017 and 2016, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2017 and 2016, respectively, and any related amounts payable as of June 30, 2017 and December 31, 2016 (in thousands).

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Expensed
Asset management fees (1)	$—	$39	$214	$59	$—	$—
Reimbursement of operating expenses (2)	50	32	104	85	16	17
Property management fees (3)	31	10	60	17	6	16
Real estate acquisition fees	—	1,383	—	1,383	—	—
Other Arrangement
Advisor advance for cash distributions (4)	—	681	—	1,140	1,338	1,338
Additional Paid-in Capital
Selling commissions	17	1,153	78	2,986	—	—
Dealer manager fees	15	392	50	1,105	—	—
Stockholder servicing fees (5)	(77)	—	(26)	—	—	37
Reimbursable other offering costs (6)	(9)	33	14	358	42	26
	$27	$3,723	$494	$7,133	$1,402	$1,434
_____________________
(1) During the three months ended June 30, 2017, the Company incurred $0.2 million of asset management fees, all of which were waived by the Advisor.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreement” below.
(4) See “Advance from the Advisor” below.
(5) The Public Offering was terminated effective June 30, 2017. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan of the Company, the Company ceased accruing for stockholder servicing fees after June 30, 2017 and reversed the amounts previously accrued.
(6) See “Organization and Offering Costs” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $49,399 and $101,741 for the three and six months ended June 30, 2017, respectively and $34,731 and $37,278 for the three and six months ended June 30, 2016, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2017 and 2016, respectively. The Company will not reimburse for employee costs in connection with services for which the Advisor earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
The Company’s conflicts committee determined that the relationship of the Company’s total operating expenses and its net assets was justified for each of the four fiscal quarters ended June 30, 2017 given the costs of operating a public company and the early stage of the Company’s operations and approved total operating expenses in excess of the operating expense reimbursement obligation in the second quarter of 2017.
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
June 30, 2017
(unaudited)

Real Estate Property Co-Management Agreements
In connection with its property acquisitions, the Company, through separate, indirect, wholly-owned subsidiaries, entered into separate property management agreements (each, a “Property Management Agreement”) with the Co-Manager for each of its properties. Under each Property Management Agreement, the Co-Manager will provide certain management services related to these properties in addition to those provided by the third-party property managers. In exchange for these services, the Company will pay the Co-Manager a monthly fee equal to a percentage of the rent, payable and actually collected for the month from each of the properties. Each Property Management Agreement has an initial term of one year and will be deemed renewed for successive one-year periods provided it is not terminated. Each party may terminate the Property Management Agreement without cause on 30 days’ written notice to the other party and may terminate each Property Management Agreement for cause on 5 days’ written notice to the other party upon the occurrence of certain events as detailed in each Property Management Agreement.

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
With respect to the Public Offering, the Advisor and the Dealer Manager generally paid the organization and offering expenses of the Company incurred in the Primary Offering (other than selling commissions, dealer manager fees and stockholder servicing fees) directly and the Company reimbursed the Advisor and the Dealer Manager for the commercially reasonable organization and other offering expenses they incurred on behalf of the Company in connection with the Primary Offering subject to the following limitations.
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
The Company reimbursed the Advisor, the Dealer Manager and its affiliates for up to 1% of gross proceeds raised in the Primary Offering. The Advisor, the Dealer Manager and their affiliates are responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees) paid related to the Primary Offering to the extent they exceeded 1% of gross proceeds raised in the Primary Offering. The Company did not reimburse the Dealer Manager for wholesaling compensation expenses.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Through June 30, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.6 million. As of June 30, 2017, the Company had recorded $39,208 of organization and other offering expenses related to the Public Offering, which amounts represent the Company's maximum liability for organization and other offering costs as of June 30, 2017 based on the limitations described above. As June 30, 2017, the Company had recorded $1.5 million of organization and other offering costs related to the Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.

8.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company depends on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company will be required to obtain such services from other sources.
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
Cash Distributions Paid
On July 5, 2017, the Company paid cash distributions of $0.4 million and $9,073, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from June 1, 2017 through June 30, 2017. On August 1, 2017, the Company paid cash distributions of $0.4 million and $11,709, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from July 1, 2017 through July 31, 2017.
Stock Dividends Issued
On July 6, 2017, the Company issued 7,566 shares of Class A common stock and 229 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on June 30, 2017. On August 2, 2017, the Company issued 7,589 shares of Class A common stock and 230 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on July 31, 2017.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2017
(unaudited)

Distributions and Dividends Authorized
On July 7, 2017, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from August 1, 2017 through August 31, 2017, which the Company expects to pay in September 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of $0.00136986 per share per day.
On August 9, 2017, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from September 1, 2017 through September 30, 2017, which the Company expects to pay in October 2017, and the period from October 1, 2017 through October 31, 2017, which the Company expects to pay in November 2017. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00131849 per share per day.
On July 7, 2017, the Company’s board of directors authorized stock dividends of 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on August 31, 2017, which the Company expects to issue in September 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Amended and Restated Advisory Agreement
On August 9, 2017, the Company entered an amended and restated advisory agreement with the Advisor. The material changes to the amended and restated advisory agreement are as follows: elimination of the payment of an acquisition fee to the Advisor; changes to the calculation of the Company’s asset management fee as described below; and undertaking that the Advisor will pay all organization and offering expenses related to the Company’s proposed private offering pursuant to Rule 506(c) of Regulation D under the Securities Act. As amended, the Company’s asset management fee will be a monthly fee equal to one-twelfth of 1.0% of the cost of the Company’s investments. The cost of the Company’s investments will include any portion of the investment that is debt financed and excludes any acquisition and origination fees paid to the Advisor.
Amended and Restated Distribution Reinvestment Plan
Also on August 9, 2017, the board of directors adopted an amended and restated distribution reinvestment plan to change the price at which shares are purchased pursuant to the Company’s distribution reinvestment plan and remove certain provisions that are no longer applicable. There were no other changes to the plan.
Effective August 20, 2017, pursuant to the Company’s distribution reinvestment plan, participants in the distribution reinvestment plan will acquire shares of the Company’s common stock at a price equal to the estimated NAV per share. As such, commencing on the next distribution reinvestment plan purchase date, which is September 1, 2017, participants will acquire shares of the Company’s common stock pursuant to its distribution reinvestment plan at a price of $8.75 per share.

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

•
All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, affiliated directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, our dealer manager, our affiliated property manager and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

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

•
Our advisor and its affiliates receive fees in connection with transactions involving the management of our investments. These fees are based on the cost of the investment, and not based on the quality of the services rendered to us. This may influence our advisor to recommend riskier transactions to us and increases our stockholders’ risk of loss. In addition, we have paid substantial fees to and expenses of our advisor, our dealer manager, their affiliates and participating broker-dealers, in connection with our now-terminated initial public offering, which payments increase the risk that our stockholders will not earn a profit on their investment. We may also pay significant fees during our listing/liquidation stage.

•
We were unable to raise substantial funds in the primary portion of our initial public offering, which we terminated effective June 30, 2017. If we are unable to raise substantial funds during our offering stage, which may include any subsequent offerings of securities other than under our distribution reinvestment plan, we may not be able to acquire a diverse portfolio of real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds during our offering stage, therefore, could increase the risk that our stockholders will lose money in their investment.

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital). Until the proceeds from our offering stage are fully invested and from time to time during our operational stage, we expect to use proceeds from financings, either from our advisor or a third-party, to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund distributions from the sale of assets or from the maturity, payoff or settlement of debt investments. As of June 30, 2017, some of our distributions paid have been funded with advances from our advisor and debt financing. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

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
Overview
We were formed on January 12, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015 and we intend to continue to operate in such a manner. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement. KBS Capital Advisors manages our operations and our portfolio of core real estate properties. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. We have no paid employees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We commenced a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2015, pursuant to which we offered a maximum of $105,000,000 of shares of our Class A common stock for sale to certain accredited investors, of which $5,000,000 of Class A shares were being offered pursuant to our distribution reinvestment plan. We ceased offering shares in the primary portion of our private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement and was responsible for marketing our shares in the offering.
We had sold 8,548,972 shares of our Class A common stock for gross offering proceeds of $76.8 million in our private offering, including 74,744 shares of our Class A common stock under our distribution reinvestment plan for gross offering proceeds of $0.7 million.
Additionally, on August 11, 2015, two of the individuals who own and control our sponsor, Charles J. Schreiber, Jr. (who also acts as our chief executive officer and chairman of the board and as a director) and Peter M. Bren (who also acts as our president and a director), purchased 21,181.2380 and 21,181.2390 shares of our Class A common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The per share purchase price reflects an 8.5% discount to the $8.90 offering price in our private offering in effect on the date of their purchase because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the account of three of his children, and he has disclaimed beneficial ownership of the shares. We issued these shares in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act.
On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T. We are also offering a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. The SEC declared our registration effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. The dealer manager was responsible for marketing our shares in the initial public offering.
We terminated our primary initial public offering effective June 30, 2017 and expect to launch a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act in the third quarter of 2017. We can give no assurance regarding the success of such private offering. We are continuing to offer shares of common stock pursuant to our distribution reinvestment plan offering.
As of June 30, 2017, we had sold 358,017 and 273,787 shares of Class A and Class T common stock in the public offering, respectively, for aggregate gross offering proceeds of $6.3 million, including 236,839 and 3,372 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $2.4 million. Also as of June 30, 2017, we had redeemed 7,602 Class A shares for $64,655.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties and real estate-related assets. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. The real estate-related assets in which we may invest include mortgage, mezzanine, bridge and other loans, debt and derivative securities related to real estate assets, including mortgage-backed securities, and equity securities such as common stocks, preferred stocks and convertible preferred securities of other REITs and real estate companies. As of June 30, 2017, we owned three office properties.
KBS Capital Advisors makes recommendations on all investments to our board of directors. All proposed real estate investments must be approved by at least a majority of our board of directors, including a majority of the conflicts committee. Unless otherwise provided by our charter, the conflicts committee may approve a proposed real estate investment without action by the full board of directors if the approving members of the conflicts committee constitute at least a majority of the board of directors.

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
Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, with improving employment data in most of the European Union countries. The U.K. and China remain areas of concern. The U.K. is working through its BREXIT process, whereas the Chinese economy has shown signs of stabilization, but is still struggling with uncertainty in its banking system in relation to bad loans. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.
At a duration of 97 months (as of the end of second quarter 2017), the current business cycle, which commenced in June 2009, is the fourth longest in U.S. history, including the post-World War II cycle that lasted 58 months. In June of 2017, the U.S. Federal Reserve (the “FED”) increased interest rates for the fourth time in three years. Expectations are now mixed for further rate increases, as signs of inflation have been weakening. The FED is still hoping to normalize the level of interest rates in the United States. However, little in the U.S. macroeconomic data suggests that the economy is growing too rapidly or that inflation is accelerating. Real gross domestic product (“GDP”) growth has averaged approximately 2% per year over the past two years, and job growth has averaged about 1.7% over the same period. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements. Uncertainty surrounding the new administration’s budget, plans to revamp the Affordable Care Act, the future of the Chair of the FED, and the continued weakness in retailers, all may adversely impact business and consumer confidence.
The U.S. commercial real estate market continues to benefit from inflows of foreign capital, albeit at a slowing rate. With a backdrop of global political conflict, and stabilizing international economic conditions, the U.S. dollar’s position as a haven currency took a hit as the dollar’s value against other major global currencies declined for most of the second quarter. An easing in demand for U.S. commercial real estate is reflected in the slowing of transaction volumes. The industrial property sector is the lone standout, as internet sales volumes continue to increase the demand for warehouses and logistics-related assets. Traditional sources of capital are favoring a “risk-off” approach, as capital flows have shifted equity towards debt, or secured, investing. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations also have been limited as lenders are attempting to adjust to new securitization rules which require issuers to maintain an ongoing equity stake in pooled transactions. These trends have led to increased uncertainty in the level and cost of debt for commercial properties, and in turn has injected some volatility into commercial real estate markets.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impact on Our Real Estate Investments
The volatility in the global financial markets and political environment continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, albeit at a slower rate, concerns regarding the political, regulatory and economic environments has introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The FED raised interest rates four times between the period December 2015 and June 2017. The real estate and finance markets anticipate further rate increases as long as the economy remains strong, but a flattening U.S. treasury yield curve is signaling a weakening in economic conditions, and highlights the degree of uncertainty surrounding the near-term U.S. economic prospects. Management continuously reviews our debt financing strategies to optimize the cost of our debt exposure.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the possible increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased, but the certainty regarding future increases has diminished. Market conditions can change quickly, potentially negatively impacting the value of our investments.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our proposed operations. We will obtain the capital required to make real estate and real estate-related investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2017, we had raised approximately $83.1 million in gross offering proceeds from the sale of shares of our common stock in our private offering, separate private transactions and initial public offering. We terminated our primary initial public offering effective June 30, 2017 and expect to launch a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act in the third quarter of 2017. We can give no assurance regarding the success of such private offering. We continue to offer shares of common stock under our distribution reinvestment plan.
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
As of June 30, 2017, we owned three office properties that were 95% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the six months ended June 30, 2017 were met through cash flow generated by our real estate investments and with proceeds from our private offering and initial public offering.
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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 35% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of June 30, 2017, our aggregate borrowings were approximately 53% of our net assets before deducting depreciation and other non-cash reserves.
In addition to making investments in accordance with our investment objectives, we have used a portion of our capital resources to make certain payments to our advisor, our dealer manager and our affiliated property manager. These payments include payments to our dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee, and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. See “—Organization and Offering Costs” below.
We will make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee will be a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. The cost of our real estate-related investments and any investments other than real property is calculated as the lesser of: (x) the amount paid or allocated to acquire or fund the investment, including fees and expenses related to the acquisition or origination (but excluding acquisition or origination fees paid or payable to our advisor), and (y) the outstanding principal amount of such investment, including fees and expenses related to the acquisition or funding of such investment (but excluding acquisition or origination fees paid or payable to our advisor). In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor agreed to waive asset management fees for the second and third quarters of 2017.
We also pay fees to the Co-Manager, an affiliate of our advisor, pursuant to property management agreements with the Co-Manager, for certain property management services at our properties.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2017 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of June 30, 2017, we owned three office properties. During the six months ended June 30, 2017, net cash provided by operating activities was $1.6 million. We expect that our cash flows from operating activities will increase in future periods to the extent we make additional acquisitions of real estate and real estate-related investments and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.3 million for the six months ended June 30, 2017 and consisted of cash for improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2017, net cash used in financing activities was $8.2 million and consisted primarily of the following:

•
$9.4 million of net cash used in debt financing as a result of principal payments on notes payable of $11.3 million and payments of deferred financing costs of $0.1 million, partially offset by proceeds from notes payable of $2.0 million;

•
$2.4 million of net cash provided by offering proceeds related to our public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $0.1 million; and

•	$1.1 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.2 million.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2017 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$73,500	$—	$32,500	$41,000	$—
Interest payments on outstanding debt obligations (2)	7,904	1,222	4,706	1,976	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of June 30, 2017. We incurred interest expense of $1.2 million, excluding amortization of deferred financing costs totaling $0.3 million during the six months ended June 30, 2017.
Results of Operations
Overview
We conducted a primary initial public offering from April 28, 2016 through June 30, 2017 and are continuing to offer shares in our distribution reinvestment plan offering. Prior to this, we conducted a private placement offering exempt from registration under the Securities Act, that commenced on June 11, 2015. We ceased offering shares in the primary portion of the private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 through May 30, 2016. Our results of operations as of June 30, 2017 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment and have since been raising money in and investing the proceeds from our offerings. As of June 30, 2016, we owned two office properties. We acquired one office property after June 30, 2016 and owned three office properties as of June 30, 2017. The results of operations presented for the three months ended June 30, 2017 and 2016 are not directly comparable due to our acquisition activity. In general, we expect that our income and expenses related to our portfolio will increase in future periods to the extent we make additional acquisitions of real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2017	2016
Rental income	$3,290	$589	$2,701	459%	$2,699	$2
Tenant reimbursements	877	51	826	1,620%	793	33
Other operating income	20	—	20	100%	18	2
Operating, maintenance and management costs	878	186	692	372%	703	(11)
Property management fees	31	10	21	210%	22	(1)
Real estate taxes and insurance	513	74	439	593%	439	—
Asset management fees to affiliate	—	39	(39)	(100)%	—	(39)
Real estate acquisition fees to affiliate	—	1,383	(1,383)	(100)%	n/a	n/a
Real estate acquisition fees and expenses	—	229	(229)	(100)%	n/a	n/a
General and administrative expenses	422	367	55	15%	n/a	n/a
Depreciation and amortization	1,822	218	1,604	736%	1,602	2
Interest expense	757	95	662	697%	616	46
Interest and other income	18	54	(36)	(67)%	—	(36)
Loss from extinguishment of debt	(206)	—	(206)	(100)%	—	(206)
_____________________
(1) Represents the dollar amount increase for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 related to real estate investments acquired on or after April 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 with respect to the real estate investment owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $0.6 million for the three months ended June 30, 2016 to $4.2 million for the three months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect that rental income and tenant reimbursements to increase in future periods to the extent we make additional acquisitions of real estate investments.
Operating, maintenance, and management costs increased from $0.2 million for the three months ended June 30, 2016 to $0.9 million for the three months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance, and management expenses to increase in future periods to the extent we make additional acquisitions of real estate investments.
Real estate taxes and insurance increased from $0.1 million for the three months ended June 30, 2016 to $0.5 million for the three months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of inflation and to the extent we make additional acquisitions of real estate investments.
Asset management fees to affiliate for the three months ended June 30, 2016 was $39,000 for this period. Asset management fees to our affiliate for the three months ended June 30, 2017 was $0.2 million, all of which were waived by our advisor. We amended our advisory agreement on August 9, 2017 to change how asset management fees are calculated. We expect asset management fees to increase in future periods as a result of this change and also to the extent we make additional real estate investments.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.6 million for the three months ended June 30, 2016. During the three months ended June 30, 2016, we acquired one real estate property for $68.5 million. During the three months ended June 30, 2017, we did not acquire any real estate properties. We amended our advisory agreement on August 9, 2017 to eliminate the payment of an acquisition fee to our advisor. We do not expect to incur real estate acquisition fees to affiliates going forward. In addition, we adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 qualified as asset acquisitions as opposed to business combinations.  Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization increased from $0.2 million for the three months ended June 30, 2016 to $1.8 million for the three months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $0.1 million for the three months ended June 30, 2016 to $0.8 million for the three months ended June 30, 2017. Included in interest expense is the amortization of deferred financing costs of $15,485 and $0.1 million for the three months ended June 30, 2016 and 2017, respectively. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of real estate, resulting in an increase in the average loan balance. We expect interest expense to increase in future periods as a result of anticipated borrowings to the extent we make additional acquisitions of real estate investments.
During the three months ended June 30, 2017, we recognized a loss from extinguishment of debt of $0.2 million related to the write-off of unamortized deferred financing costs as a result of the pay-off of the Von Karman Tech Center Mortgage Loan on May 9, 2017.
Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2017	2016
Rental income	$6,526	$1,157	$5,369	464%	$5,361	$8
Tenant reimbursements	1,656	79	1,577	1,996%	1,507	70
Other operating income	38	—	38	100%	36	2
Operating, maintenance and management costs	1,623	337	1,286	382%	1,336	(50)
Property management fees	60	17	43	253%	43	—
Real estate taxes and insurance	970	143	827	578%	832	(5)
Asset management fees to affiliate	214	59	155	263%	174	(19)
Real estate acquisition fees to affiliate	—	1,383	(1,383)	(100)%	n/a	n/a
Real estate acquisition fees and expenses	—	229	(229)	(100)%	n/a	n/a
General and administrative expenses	763	586	177	30%	n/a	n/a
Depreciation and amortization	3,540	445	3,095	696%	3,098	(3)
Interest expense	1,500	273	1,227	449%	1,244	(17)
Interest and other income	35	74	(39)	(53)%	—	(39)
Loss from extinguishment of debt	(206)	—	(206)	(100)%	—	(206)
_____________________
(1) Represents the dollar amount increase for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 related to real estate investments acquired on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 with respect to the real estate investment owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $1.2 million for the six months ended June 30, 2016 to $8.2 million for the six months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods to the extent we make additional acquisitions of real estate investments.
Operating, maintenance, and management costs increased from $0.3 million for the six months ended June 30, 2016 to $1.6 million for the six months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance, and management expenses to increase in future periods to the extent we make additional acquisitions of real estate investments.
Real estate taxes and insurance increased from $0.1 million for the six months ended June 30, 2016 to $1.0 million for the six months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods to the extent we make additional acquisitions of real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset management fees to affiliate increased from $59,000 for the six months ended June 30, 2016 to $0.2 million for the six months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. Our advisor agreed to waive $0.2 million of asset management fees for the second quarter of 2017. We amended our advisory agreement on August 9, 2017 to change how asset management fees are calculated. We expect asset management fees to increase in future periods as a result of this change and also to the extent we make additional real estate investments.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.6 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we acquired one real estate property for $68.5 million. During the six months ended June 30, 2017, we did not acquire any real estate properties. We amended our advisory agreement August 9, 2017 to eliminate the payment of an acquisition fee to our advisor. We do not expect to incur real estate acquisition fees to affiliates going forward. In addition, we adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 could qualify as asset acquisitions as opposed to business combinations.  Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed.
General and administrative expenses increased from $0.6 million for the six months ended June 30, 2016 to $0.8 million for the six months ended June 30, 2017. These general and administrative costs consisted primarily of portfolio legal fees, board of directors fees, external auditor fees and internal audit compensation. We expect general and administrative costs to increase in future periods to the extent we make additional acquisitions of real estate investments.
Depreciation and amortization increased from $0.4 million for the six months ended June 30, 2016 to $3.5 million for the six months ended June 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $0.3 million for the six months ended June 30, 2016 to $1.5 million for the six months ended June 30, 2017. Included in interest expense is the amortization of deferred financing costs of $30,971 and $0.3 million for the six months ended June 30, 2016 and 2017, respectively. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of real estate, resulting in an increase in the average loan balance. We expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments.
During the six months ended June 30, 2017, we recognized a loss from extinguishment of debt of $0.2 million related to the write-off of unamortized deferred financing costs as a result of the pay-off of the Von Karman Tech Center Mortgage Loan on May 9, 2017.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, loss from extinguishment of debt and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate;

•
Loss from extinguishment of debt.  A loss from extinguishment of debt represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement.  We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and

•
Acquisition fees and expenses. Prior to our early adoption of ASU No. 2017-01 on January 1, 2017, acquisition fees and expenses related to the acquisition of real estate were expensed. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. Additionally, acquisition fees and expenses have been funded from the proceeds from our private and public offerings, net proceeds from our distribution reinvestment plan, and from debt financings, and not from our operations. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(424)	$(1,907)	$(621)	$(2,162)
Depreciation of real estate assets	626	49	1,247	97
Amortization of lease-related costs	1,196	169	2,293	348
FFO	1,398	(1,689)	2,919	(1,717)
Straight-line rent and amortization of above- and below-market leases	(544)	(68)	(1,074)	(130)
Loss from extinguishment of debt	206	—	206	—
Real estate acquisition fees to affiliate	—	1,383	—	1,383
Real estate acquisition fees and expenses	—	229	—	229
MFFO	$1,060	$(145)	$2,051	$(235)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

With respect to the public offering, our advisor and dealer manager generally paid our organization and offering expenses incurred in the primary portion of our initial public offering (other than selling commissions, dealer manager fees and stockholder servicing fees) directly and we reimbursed our advisor and the dealer manager for the commercially reasonable organization and other offering expenses they incurred on behalf of us in connection with the primary portion of our initial public offering subject to the following limitations.
No reimbursements made by is to our advisor or the dealer manager may cause total organization and offering expenses incurred by us (including selling commissions, dealer manager fees, the stockholder servicing fee and all other items of organization and offering expenses) to exceed 15% of the aggregate gross proceeds from our initial public offering as of the date of reimbursement.
We will reimburse our advisor, the dealer manager and their affiliates for up to 1.0% of gross proceeds raised in the primary portion of our initial public offering. Our advisor, the dealer manager, and their affiliates will be responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees) related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds raised in the primary portion of our initial public offering. We do not reimburse the dealer manager for wholesaling compensation expenses.
During the private offering, there was no limit on the amount of organization and offering costs we could incur and we were obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of us. As of June 30, 2017, we had recorded $1.5 million of offering costs (other than selling commissions and dealer manager fees) related to our private offering, all of which have been reimbursed to our advisor or its affiliates as of June 30, 2017.
Through June 30, 2017, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.6 million. As of June 30, 2017, we had recorded $39,208 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of June 30, 2017 based on the limitations described above.
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2017 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows from Operations
Period				Cash	Reinvested	Total
First Quarter 2017	$1,115	$0.123	$0.099	$516	$588	$1,104	$83
Second Quarter 2017	1,154	0.125	0.100	549	611	1,160	1,521
	$2,269	$0.248	$0.199	$1,065	$1,199	$2,264	$1,604
_____________________
(1) Distributions for the periods from January 1, 2017 through June 30, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2017, we paid aggregate distributions of $2.3 million, including $1.1 million of distributions paid in cash and $1.2 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the six months ended June 30, 2017 was $0.6 million. FFO for the six months ended June 30, 2017 was $2.9 million and cash flows from operations for the six months ended June 30, 2017 was $1.6 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.3 million of cash flows from operations and $1.0 million of debt financing.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

From inception through June 30, 2017, we paid cumulative distributions of $5.8 million and our cumulative net loss during the same period was $5.5 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, during the six months ended June 30, 2017, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Going forward we expect our board of directors to continue to authorize and declare cash distributions based on daily record dates and to pay these distributions on a monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
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
Estimated Net Asset Value Per Share
On August 9, 2017, our board of directors approved an estimated net asset value (“NAV”) per share of our common stock of $8.75 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of June 30, 2017. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated NAV per share as of June 30, 2017, see the Current Report on Form 8-K filed with the SEC on August 10, 2017, and incorporated herein by reference.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Distributions Paid
On July 5, 2017, we paid cash distributions of $0.4 million and $9,073, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from June 1, 2017 through June 30, 2017. On August 1, 2017, we paid cash distributions of $0.4 million and $11,709, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from July 1, 2017 through July 31, 2017.
Stock Dividends Issued
On July 6, 2017, we issued 7,566 shares of Class A common stock and 229 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on June 30, 2017. On August 2, 2017, we issued 7,589 shares of Class A common stock and 230 shares of Class T common stock in connection with stock dividends declared for each share of common stock outstanding on July 31, 2017.
Distributions and Dividends Authorized
On July 7, 2017, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from August 1, 2017 through August 31, 2017, which we expect to pay in September 2017. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for this period will be calculated based on stockholders of record each day during this period at a rate of $0.00136986 per share per day.
On August 9, 2017, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from September 1, 2017 through September 30, 2017, which we expect to pay in October 2017, and the period from October 1, 2017 through October 31, 2017, which we expect to pay in November 2017. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00131849 per share per day.
On July 7, 2017, our board of directors authorized stock dividends of 0.00083333 shares of common stock on each outstanding share of common stock to all stockholders of record as of the close of business on August 31, 2017, which we expect to issue in September 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Amended and Restated Advisory Agreement
On August 9, 2017, we entered an amended and restated advisory agreement with our advisor. The material changes to the amended and restated advisory agreement are as follows: elimination of the payment of an acquisition fee to our advisor; changes to the calculation of our asset management fee as described below; and undertaking that our advisor will pay all organization and offering expenses related to our proposed private offering pursuant to Rule 506(c) of Regulation D under the Securities Act. As amended, our asset management fee will be a monthly fee equal to one-twelfth of 1.0% of the cost of our investments. The cost of our investments will include any portion of the investment that is debt financed and excludes any acquisition and origination fees paid to our advisor.
Amended and Restated Distribution Reinvestment Plan
Also on August 9, 2017, our board of directors adopted an amended and restated distribution reinvestment plan to change the price at which shares are purchased pursuant to our distribution reinvestment plan and remove certain provisions that are no longer applicable. There were no other changes to our plan.
Effective August 20, 2017, pursuant to our distribution reinvestment plan, participants in the distribution reinvestment plan will acquire shares of our common stock at a price equal to the estimated NAV per share. As such, commencing on the next distribution reinvestment plan purchase date, which is September 1, 2017, participants will acquire shares of our common stock pursuant to our distribution reinvestment plan at a price of $8.75 per share.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt or fixed rate real estate loans receivable unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At June 30, 2017, we did not have any fixed rate debt or fixed rate real estate loans receivable outstanding.
Conversely, movements in interest rates on variable rate debt and loans receivable would change future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At June 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $73.5 million of variable rate debt outstanding. Based on interest rates as of June 30, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2018, interest expense on our variable rate debt would increase or decrease by $0.7 million.
The weighted average interest rate of our variable rate debt at June 30, 2017 was 3.3%.  The interest rate represents the actual interest rate in effect at June 30, 2017 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2017 where applicable.
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
We have paid distributions from advances from our advisor and debt financing. In the future we may continue to pay distributions from financings, including an advance from our advisor, and we may not pay distributions solely from our cash flow from operations. To the extent we pay distributions from sources other than our cash flows from operations, we will have less funds available for investment in assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through June 30, 2017 have been paid from cash flow from operating activities, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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
For the six months ended June 30, 2017, we paid aggregate distributions of $2.3 million, including $1.1 million of distributions paid in cash and $1.2 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.3 million of cash flows from operations and $1.0 million of debt financing. For the six months ended June 30, 2017, our cash flows from operations to distributions paid coverage ratio was 71% and our funds from operations to distributions paid coverage ratio was 129%.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations and Modified Funds from Operations” and “- Distributions” herein.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, no equity securities that were not registered under the Securities Act were sold.

b)
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207471), covering a public offering of up to $1,500,000,000 in shares of common stock in our primary offering and up to $800,000,000 in shares of common stock in our distribution reinvestment plan offering was declared effective under the Securities Act. Our shares of common stock consist of two classes of shares: Class A shares and Class T shares. We commenced our initial public offering on April 28, 2016 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. In our now-terminated primary initial public offering, we offered Class A shares at $10.39 per share and Class T shares at $10.00 per share, with discounts available to certain categories of investors. We offered shares under our distribution reinvestment plan at $9.40 per share.

We terminated the primary portion of our initial public offering effective June 30, 2017. We continue to offer shares of common stock under our distribution reinvestment plan. In some states, we will need to renew the registration statement annually or file a new registration statement to continue our distribution reinvestment plan offering. We may terminate our distribution reinvestment plan offering at any time.
As of June 30, 2017, we sold 358,017 and 273,787 shares of Class A and Class T common stock in our now-terminated primary initial public offering for aggregate gross offering proceeds of $6.3 million. Also of June 30, 2017, we had sold 236,839 and 3,372 shares of Class A and Class T common stock in our distribution reinvestment plan offering for aggregate gross offering proceeds of $2.4 million.
As of June 30, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimburse KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses as described in our most recent prospectus, as amended and supplemented.

	Amount
Type of Expense Amount	(in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$199	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	39	Actual
Total expenses for the issuer's account	$238
Percentage of offering proceeds used to pay or reimburse affiliates for the expenses above	3.8%	Actual
_____________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in our now-terminated primary initial public offering was paid to our dealer manager and accrued daily and was paid monthly in arrears for up to the fourth anniversary of the issuance of the Class T share.  Our dealer manager reallowed all of the stockholder servicing fee paid to it. The stockholder servicing fee was an ongoing fee that was not paid at the time of purchase and was not intended to be a principal use of offering proceeds; it is therefore excluded from the table above. As of June 30, 2017, we had incurred approximately $12,000 in stockholder servicing fees, which is the estimated amount of the stockholder servicing fee payable with respect to all Class T shares sold in the primary portion of our initial public offering as of June 30, 2017. We ceased accruing for stockholder servicing fees after to June 30, 2017 pursuant to the terms of the Class T shares following the termination of the primary initial public offering.
(2) KBS Capital Advisors and its affiliates generally paid our organization and other offering expenses incurred in the primary portion of our initial public offering directly and we reimbursed KBS Capital Advisors and its affiliates for the commercially reasonable organization and other offering expenses they incurred on our behalf in connection with the primary portion of our initial public offering subject to the following limitation.
We reimbursed our advisor, the dealer manager and their affiliates for up to 1.0% of gross proceeds raised in the primary portion of our initial public offering. Our advisor, the dealer manager, and their affiliates are responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees) related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds raised in the primary portion of our initial public offering. The amount included above represents our maximum liability for organization and other offering costs based on the limits described. As of June 30, 2017, KBS Capital Advisors and its affiliates had incurred an additional $4.6 million in organization and other offering costs on our behalf in connection with our initial public offering.
From the commencement of our initial public offering through its June 30, 2017 termination, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $6.1 million, including net offering proceeds from our distribution reinvestment plan of $2.4 million.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

We expect to use substantially all of the net proceeds from our now-terminated private offering and initial public offering to acquire and manage a diverse portfolio of core real estate properties and real estate-related assets, including the acquisition of commercial properties and the acquisition and origination of real estate-related assets. We expect to use substantially all of the net proceeds from the sale of shares under our distribution reinvestment plan for general corporate purposes, including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; funding obligations under any of our real estate loans receivable; the acquisition or origination of real estate investments, which would include payment of acquisition and origination fees to our advisor; and the repayment of debt.
As of June 30, 2017, we had used the net proceeds from our now-terminated private and initial public offerings and debt financing to invest $139.7 million in three office properties, including $3.3 million of acquisition fees and expenses and closing costs.

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
On August 9, 2017 our board of directors approved an estimated NAV per share of our common stock of $8.75 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of June 30, 2017. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated NAV per share as of June 30, 2017, see the Current Report on Form 8-K filed with the SEC on August 10, 2017, and incorporated herein by reference. We expect to update the estimated NAV annually in December.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

In several respects the Company treats redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence differently from other redemptions:

•	there is no one-year holding requirement; and

•	the redemption price will be the estimated NAV per share as of the redemption date.
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
During the six months ended June 30, 2017, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our distribution reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)
February 2017	—	$—	(2)
March 2017	—	$—	(2)
April 2017	3,047	$8.50	(2)
May 2017	4,555	$8.51	(2)
June 2017	—	$—	(2)
Total	7,602
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. During the six months ended June 30, 2017, we redeemed $0.1 million of shares of common stock and $1.7 million was available for redemptions of shares eligible for redemption for the remainder of 2017.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
Amended and Restated Advisory Agreement
On August 9, 2017, we entered an amended and restated advisory agreement with our advisor. The material changes to the amended and restated advisory agreement are as follows: elimination of the payment of an acquisition fee to our advisor; changes to the calculation of our asset management fee as described below; and undertaking that our advisor will pay all organization and offering expenses related to our proposed private offering pursuant to Rule 506(c) of Regulation D under the Securities Act. As amended, our asset management fee will be a monthly fee equal to one-twelfth of 1.0% of the cost of our investments. The cost of our investments will include any portion of the investment that is debt financed and excludes any acquisition and origination fees paid to our Advisor.

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

4.3	Amended and Restated Distribution Reinvestment Plan, dated August 9, 2017

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

4.5
Amended and Restated Escrow Agreement, by and between the Company, KBS Capital Markets Group LLC and UMB Bank, N.A. dated as of March 18, 2016, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of April 27, 2017, incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 6 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed April 28, 2017

10.2
Agreement Regarding Payment of Certain Items of Compensation and Expenses Related to the Offering of Class A Shares Through an Online Distribution Channel by and among the Company, KBS Capital Advisors LLC, and KBS Capital Markets Group LLC dated as of April 27, 2017

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

KBS GROWTH & INCOME REIT, INC.

Date:	August 10, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 10, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)