Form 10-Q
period 2017-09-30
KBS Growth & Income REIT, Inc.
filed 2017-11-09
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2017, there were 9,113,267 outstanding shares of Class A common stock and 280,519 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Real estate:
Land	$22,909	$22,909
Building and improvements	108,541	105,435
Tenant origination and absorption costs	13,148	13,528
Total real estate, cost	144,598	141,872
Less accumulated depreciation and amortization	(8,105)	(3,292)
Total real estate, net	136,493	138,580
Cash and cash equivalents	5,578	15,666
Rent and other receivables	1,366	956
Above-market leases, net	187	210
Prepaid expenses and other assets, net	2,164	501
Total assets	$145,788	$155,913
Liabilities and stockholders’ equity
Notes payable, net	$72,471	$81,375
Accounts payable and accrued liabilities	3,054	2,023
Due to affiliates	1,371	1,434
Distributions payable	373	377
Below-market leases, net	3,920	5,029
Other liabilities	1,194	1,254
Total liabilities	82,383	91,492
Commitments and contingencies (Note 8)
Redeemable common stock	3,198	1,791
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,126,625 and 8,846,164 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	91	88
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 278,439 shares and 94,018 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	1
Additional paid-in capital	75,114	71,992
Cumulative distributions and net losses	(15,001)	(9,451)
Total stockholders’ equity	60,207	62,630
Total liabilities and stockholders’ equity	$145,788	$155,913
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$3,188	$2,245	$9,714	$3,402
Tenant reimbursements	821	168	2,478	248
Other operating income	19	28	56	28
Total revenues	4,028	2,441	12,248	3,678
Expenses:
Operating, maintenance, and management	983	451	2,606	788
Property management fees and expenses to affiliate	30	24	91	41
Real estate taxes and insurance	537	176	1,507	319
Asset management fees to affiliate	—	153	214	212
Real estate acquisition fees to affiliate	—	—	—	1,383
Real estate acquisition fees and expenses	—	3	—	233
General and administrative expenses	461	446	1,224	1,032
Depreciation and amortization	2,031	1,130	5,571	1,575
Interest expense	776	392	2,275	665
Total expenses	4,818	2,775	13,488	6,248
Other income (loss):
Interest and other income	7	30	42	104
Loss from extinguishment of debt	—	—	(206)	—
Total other income (loss)	7	30	(164)	104
Net loss	$(783)	$(304)	$(1,404)	$(2,466)

Class A Common Stock:
Net loss	$(760)	$(303)	$(1,358)	$(2,463)
Net loss per common share, basic and diluted	$(0.08)	$(0.03)	$(0.15)	$(0.36)
Weighted-average number of common shares outstanding basic and diluted	9,134,823	8,789,673	9,059,187	6,896,134

Class T Common Stock:
Net loss	$(23)	$(1)	$(46)	$(3)
Net loss per common share, basic and diluted	$(0.08)	$(0.07)	$(0.19)	$(0.51)
Weighted-average number of common shares outstanding basic and diluted	277,331	13,018	235,372	5,549
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2016 and the Nine Months Ended September 30, 2017 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2015	2,216,821	$22	—	$—	$17,079	$(995)	$16,106
Net loss	—	—	—	—	—	(4,089)	(4,089)
Issuance of common stock	6,559,574	65	93,918	1	60,532	—	60,598
Transfers to redeemable common stock	—	—	—	—	(1,738)	—	(1,738)
Stock dividends issued	69,769	1	100	—	711	(712)	—
Distributions declared	—	—	—	—	—	(3,655)	(3,655)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,200)	—	(4,200)
Other offering costs to affiliate	—	—	—	—	(392)	—	(392)
Balance, December 31, 2016	8,846,164	88	94,018	1	71,992	(9,451)	62,630
Net loss	—	—	—	—	—	(1,404)	(1,404)
Issuance of common stock	258,074	2	182,747	2	4,319	—	4,323
Transfers to redeemable common stock	—	—	—	—	(1,407)	—	(1,407)
Redemptions of common stock	(45,225)	—	—	—	(379)	—	(379)
Stock dividends issued	67,612	1	1,674	—	706	(707)	—
Distributions declared	—	—	—	—	—	(3,439)	(3,439)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(103)	—	(103)
Other offering costs	—	—	—	—	(14)	—	(14)
Balance, September 30, 2017	9,126,625	$91	278,439	$3	$75,114	$(15,001)	$60,207
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,404)	$(2,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,571	1,575
Property damage loss	—	134
Deferred rents	(476)	(321)
Bad debt expense	91	—
Amortization of above and below-market leases	(1,086)	(358)
Amortization of deferred financing costs	377	77
Loss from extinguishment of debt	206	—
Changes in operating assets and liabilities:
Rents and other receivables	(66)	(104)
Prepaid expenses and other assets	(184)	(232)
Accounts payable and accrued liabilities	(34)	650
Due to affiliates	—	(190)
Other liabilities	(60)	594
Net cash provided by (used in) operating activities	2,935	(641)
Cash Flows from Investing Activities:
Acquisition of real estate	—	(68,543)
Improvements to real estate	(2,431)	(75)
Escrow deposit for future real estate purchase	(1,500)	(1,000)
Net cash used in investing activities	(3,931)	(69,618)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,950	41,039
Principal payments on notes payable	(11,260)	(5,125)
Payments of deferred financing costs	(103)	(612)
Cash distribution advance from affiliate	—	1,140
Proceeds from issuance of common stock	2,537	57,662
Payments to redeem common stock	(379)	—
Payments of commissions on stock sales, related dealer manager fees to affiliate and other offering costs	(180)	(4,111)
Payments of other offering costs	—	(1,387)
Distributions paid to common stockholders	(1,657)	(1,057)
Net cash (used in) provided by financing activities	(9,092)	87,549
Net (decrease) increase in cash and cash equivalents	(10,088)	17,290
Cash and cash equivalents, beginning of period	15,666	12,893
Cash and cash equivalents, end of period	$5,578	$30,183
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,885	$526
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$707	$485
Increase in cash distributions payable	$—	$271
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,786	$1,213
Increase in accrued improvements to real estate	$1,092	$—
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
As of September 30, 2017, the Company had invested in three office properties. The Company intends to invest in a diverse portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy.
The Company commenced a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2015, pursuant to which the Company offered a maximum of $105,000,000 in shares of its Class A common stock for sale to certain accredited investors (the “Initial Private Offering”), of which $5,000,000 of Class A shares were offered pursuant to the Company’s distribution reinvestment plan. The Company ceased offering shares in the primary portion of the Initial Private Offering on April 27, 2016 and processed subscriptions for the primary Initial Private Offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Initial Private Offering pursuant to a dealer manager agreement dated June 11, 2015 (the “Initial Private Offering Dealer Manager Agreement”).
On February 4, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in a primary offering, consisting of two classes of shares: Class A and Class T (the “Primary Offering”). The Company also registered a maximum of $800,000,000 in both classes of shares of its common stock pursuant to the Company’s distribution reinvestment plan (the “DRP Offering” and, together with the Primary Offering, the “Public Offering”). The SEC declared the Company’s registration statement effective on April 28, 2016 and the Company retained the Dealer Manager to serve as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated April 28, 2016 (the “Public Offering Dealer Manager Agreement”). The Company terminated the Primary Offering effective June 30, 2017.
The Company continues to offer shares of common stock pursuant to the DRP Offering. In some states, the Company will need to renew the registration statement annually to continue the DRP Offering. The Company may terminate the DRP Offering at any time.
On October 3, 2017, the Company launched a private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which the Company is offering a maximum of $500,000,000 in shares of its Class A common stock to certain accredited investors (the “Second Private Offering”). Prior to the launch of the Second Private Offering, on September 29, 2017, the Company entered into a dealer manager agreement (the “NCPS Dealer Agreement”) with the Advisor and North Capital Private Securities Corporation (“NCPS”) in connection with the Second Private Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.
The Company sold 122,721 and 270,415 shares of Class A and Class T common stock in the Primary Offering for aggregate gross offering proceeds of $3.9 million. As of September 30, 2017, the Company had sold 297,753 and 6,250 shares of Class A and Class T common stock in the DRP Offering for aggregate gross offering proceeds of $2.9 million.
As of September 30, 2017, the Company had redeemed 45,225 Class A shares for $0.4 million.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Segments
The Company had invested in three office properties as of September 30, 2017. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the nine months ended September 30, 2017 and 2016, respectively. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company has declared and issued stock dividends on shares of the Company’s common stock during the three and nine months ended September 30, 2017 and 2016 as follows:

Three Months Ended September 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.00252056 shares	21,870
2017	0.00166666 shares	23,441

Nine Months Ended September 30,	Amount Declared per Share Outstanding (1)	Total Shares Issued
2016	0.00747948 shares	47,931
2017	0.00666664 shares	69,287
_____________________
(1) Stock dividends have been declared on a monthly basis and the amount declared per share outstanding assumes the share was issued and outstanding each date that was a record date for stock dividends during the periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. On July 7, 2017, the Company's board of directors authorized a stock dividend to all stockholders of record as of the close of business on August 31, 2017, which the Company issued on September 5, 2017. The Company's board of directors does not expect to authorize any additional stock dividends.
During the three and nine months ended September 30, 2017, aggregate cash distributions declared per share of Class A common stock were $0.12448602 and $0.37243068, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and nine months ended September 30, 2017, aggregate cash distributions declared per share of Class T common stock were $0.12448602 and $0.32334150, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and nine months ended September 30, 2016, aggregate cash distributions declared per share of Class A common stock were $0.12602712 and $0.37397178, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and nine months ended September 30, 2016, aggregate cash distributions declared per share of Class T common stock were $0.07353172 and $0.07353172, respectively, assuming the share was issued and outstanding each day that was a record date during the period from July 26, 2016. Distributions for the period from January 1, 2016 through August 31, 2017 were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through September 30, 2017 were calculated at a rate of $0.00131849 per share per day. Each day during the nine months ended September 30, 2017 and the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through September 30, 2016 was a record date for distributions.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(783)	$(304)	$(1,404)	$(2,466)
Less: Class A Common Stock cash distributions declared	1,136	1,095	3,362	2,540
Less: Class T Common Stock cash distributions declared	34	1	77	1
Undistributed net loss	$(1,953)	$(1,400)	$(4,843)	$(5,007)
Class A Common Stock:
Undistributed net loss	$(1,896)	$(1,398)	$(4,720)	$(5,003)
Class A Common Stock cash distributions declared	1,136	1,095	3,362	2,540
Net loss	$(760)	$(303)	$(1,358)	$(2,463)
Net loss per common share, basic and diluted	$(0.08)	$(0.03)	$(0.15)	$(0.36)
Weighted-average number of common shares outstanding, basic and diluted	9,134,823	8,789,673	9,059,187	6,896,134
Class T Common Stock:
Undistributed net loss	$(57)	$(2)	$(123)	$(4)
Class T Common Stock cash distributions declared	34	1	77	1
Net loss	$(23)	$(1)	$(46)	$(3)
Net loss per common share, basic and diluted	$(0.08)	$(0.07)	$(0.19)	$(0.51)
Weighted-average number of common shares outstanding, basic and diluted	277,331	13,018	235,372	5,549
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
September 30, 2017
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
September 30, 2017
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU No. 2016-15”).  ASU No. 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues, including the following that are or may be relevant to the Company: (a) Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities; (b) Cash payments relating to contingent consideration made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities; (c) Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement);  and (d) Relating to distributions received from equity method investments, ASU No. 2016-15 provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a (1) cumulative earnings approach, or (2) nature of distribution approach. Under the cumulative earnings approach, an investor would compare the distributions received to its cumulative equity method earnings since inception.  Any distributions received up to the amount of cumulative equity earnings would be considered a return on investment and classified in operating activities. Any excess distributions would be considered a return of investment and classified in investing activities. Alternatively, an investor can choose to classify the distributions based on the nature of activities of the investee that generated the distribution. If the necessary information is subsequently not available for an investee to determine the nature of the activities, the entity should use the cumulative earnings approach for that investee and report a change in accounting principle on a retrospective basis; (e) In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.  ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The Company is still evaluating the impact of adopting ASU No. 2016-15 on its financial statements, but does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

3.	REAL ESTATE
As of September 30, 2017, the Company owned three office properties containing 528,567 rentable square feet, which were collectively 95% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$21,025	$(1,694)	$19,331
Commonwealth Building	06/30/2016	Portland	OR	Office	76,485	(4,326)	72,159
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,088	(2,085)	45,003
					$144,598	$(8,105)	$136,493
As of September 30, 2017, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$19,331	13.3%	$2,277	$22.51	100.0%
Commonwealth Building	Portland, OR	224,122	72,159	49.5%	5,153	25.19	91.3%
The Offices at Greenhouse	Houston, TX	203,284	45,003	30.9%	3,996	20.65	95.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases had remaining terms, excluding options to extend, of up to 8.8 years with a weighted-average remaining term of 4.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.6 million and $0.6 million as of September 30, 2017 and December 31, 2016.
During the nine months ended September 30, 2017 and 2016, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.5 million and $0.3 million, respectively. As of September 30, 2017 and December 31, 2016, the cumulative deferred rent balance was $1.3 million and $0.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of September 30, 2017 and December 31, 2016, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

As of September 30, 2017, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2017 through December 31, 2017	$2,570
2018	10,322
2019	9,933
2020	9,411
2021	8,024
Thereafter	15,725
$55,985
As of September 30, 2017, the Company had a concentration of credit risk related to AECOM, a tenant in The Offices at Greenhouse in the engineering industry, which represented 26% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 27% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of September 30, 2017, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of September 30, 2017, the Company’s real estate properties were leased to approximately 40 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,795	42.0%
Information technology	3	1,320	11.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2017, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2017 and December 31, 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Cost	$13,148	$13,528	$214	$214	$(5,575)	$(5,727)
Accumulated Amortization	(2,975)	(1,253)	(27)	(4)	1,655	698
Net Amount	$10,173	$12,275	$187	$210	$(3,920)	$(5,029)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(766)	$(419)	$(8)	$—	$335	$348

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Amortization	$(2,102)	$(606)	$(23)	$—	$1,109	$358

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

5.	NOTES PAYABLE
As of September 30, 2017, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of September 30, 2017 (1)	Effective Interest Rate at September 30, 2017 (1)	Payment Type	Maturity Date (2)
Von Karman Tech Center Mortgage Loan (3)	$—	$11,260	(3)	(3)	(3)	(3)
Commonwealth Building Mortgage Loan (4)	41,000	41,000	One-month LIBOR + 2.15%	3.39%	Interest Only	07/01/2021
Term Loan (5)	32,500	30,550	One-month LIBOR + 2.35%	3.59%	Interest Only	11/14/2019
Unsecured Revolving Credit Facility (6)	—	—	(6)	(6)	(6)	01/08/2018
Notes payable principal outstanding	73,500	82,810
Deferred financing costs, net	(1,029)	(1,435)
Notes payable, net	$72,471	$81,375
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2017. Effective interest rate is calculated as the actual interest rate in effect at September 30, 2017, using interest rate indices at September 30, 2017, where applicable.
(2) Represents the maturity date as of September 30, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On May 9, 2017, the Company paid off the Von Karman Tech Center Mortgage Loan and Von Karman Tech Center was added to the Term Loan as a collateral property. See footnote (5) below.
(4) As of September 30, 2017, $41.0 million of term debt was outstanding and $6.4 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(5) The face amount of the Term Loan is $65.0 million, of which $32.5 million is term commitment and $32.5 million is revolving commitment. As of September 30, 2017, the Term Loan was secured by The Offices at Greenhouse and Von Karman Tech Center. As of September 30, 2017, the outstanding balance under the Term Loan was $32.5 million of term commitment, which bears interest at a rate of 235 basis points over one-month LIBOR. Also, as of September 30, 2017, $13.0 million of the revolving commitment was immediately available and an additional $19.5 million of revolving commitment remained available for future disbursement, subject to certain terms and conditions set forth in the loan documents.
(6) On October 11, 2017, the Unsecured Revolving Credit Facility was cancelled without any funds being disbursed because the Company did not meet the equity raised requirement for the three-month period ending October 1, 2017.
During the three and nine months ended September 30, 2017, the Company incurred $0.8 million and $2.3 million of interest expense, respectively. During the three and nine months ended September 30, 2016, the Company incurred $0.4 million and $0.7 million of interest expense, respectively. As of September 30, 2017 and December 31, 2016, $0.2 million and $0.2 million of interest expense were payable, respectively. Included in interest expense during the three and nine months ended September 30, 2017 was $0.1 million and $0.4 million of amortization of deferred financing costs, respectively. Included in interest expense for the three and nine months ended September 30, 2016 was $46,064 and $77,034 of amortization of deferred financing costs, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2017 (in thousands):

October 1, 2017 through December 31, 2017	$—
2018	—
2019	32,500
2020	—
2021	41,000
Thereafter	—
$73,500
The Company’s notes payable contain financial debt covenants. As of September 30, 2017, the Company was in compliance with these debt covenants.

6.	FAIR VALUE DISCLOSURES
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
September 30, 2017
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2017 and December 31, 2016, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$73,500	$72,471	$73,561	$82,810	$81,375	$82,443
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

7.	RELATED-PARTY TRANSACTIONS
Pursuant to the Advisory Agreement, the Initial Private Offering Dealer Manager Agreement and the Public Offering Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Initial Private Offering and the Public Offering, the investment of funds in real estate, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company was also obligated to reimburse the Advisor and Dealer Manager for certain organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. In addition, the Advisor will pay all offering expenses related to the Second Private Offering without reimbursement by the Company.
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
September 30, 2017
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
During the nine months ended September 30, 2017 and 2016, no other business transactions occurred between the Company and KBS Real Estate Investment Trust, Inc., KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2017 and 2016, respectively, and any related amounts payable as of September 30, 2017 and December 31, 2016 (in thousands).

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Expensed
Asset management fees (1)	$—	$153	$214	$212	$—	$—
Reimbursement of operating expenses (2)	40	33	144	118	27	17
Property management fees (3)	30	24	91	41	6	16
Real estate acquisition fees (4)	—	—	—	1,383	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	—	1,140	1,338	1,338
Additional Paid-in Capital
Selling commissions	—	10	78	2,996	—	—
Dealer manager fees	1	6	51	1,111	—	—
Stockholder servicing fees (6)	—	8	(26)	8	—	37
Reimbursable other offering costs (7)	—	10	14	369	—	26
	$71	$244	$566	$7,378	$1,371	$1,434
_____________________
(1) Through August 8, 2017, the asset management fee payable to the Advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of the Company’s investments, less any debt secured by or attributable to the investments. As of August 9, 2017, the asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. During the second and third quarters of 2017, the Company incurred $0.5 million of asset management fees, all of which were waived by the Advisor.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreement” below.
(4) For acquisitions prior to August 9, 2017, the Company paid the Advisor an acquisition fee. The Advisor will not be paid an acquisition fee in connection with future acquisitions.
(5) See “Advance from the Advisor” below.
(6) The Public Offering was terminated effective June 30, 2017. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan of the Company, the Company ceased accruing for stockholder servicing fees after June 30, 2017 and reversed the amounts previously accrued.
(7) See “Organization and Offering Costs” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $40,071 and $0.1 million for the three and nine months ended September 30, 2017, respectively and $33,121 and $70,399 for the three and nine months ended September 30, 2016, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2017 and 2016, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
Commencing with the quarter ended December 31, 2016, the Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2017 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of September 30, 2017, the total advanced funds due to the Advisor from the Company was approximately $1.3 million. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

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
September 30, 2017
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
Organization and Offering Costs
Offering costs include all expenses incurred in connection with the offerings of securities by the Company. Organization costs include all expenses incurred in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
With respect to the Public Offering, the Advisor and the Dealer Manager generally paid the organization and offering expenses of the Company incurred in the Primary Offering (other than selling commissions, dealer manager fees and stockholder servicing fees) directly.
The Company reimbursed the Advisor, the Dealer Manager and its affiliates up to 1% of gross proceeds raised in the Primary Offering for commercially reasonable organization and offering expenses. The Advisor, the Dealer Manager and their affiliates were responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees) paid related to the Primary Offering to the extent they exceeded 1% of gross proceeds raised in the Primary Offering. The Company did not reimburse the Dealer Manager for wholesaling compensation expenses.
During the Initial Private Offering, the Company was obligated to reimburse the Advisor and its affiliates for all organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of the Company.
The Advisor has agreed to pay directly all offering expenses related to the Second Private Offering without reimbursement by the Company.
Through September 30, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.2 million. As of September 30, 2017, the Company had recorded $39,358 of organization and other offering expenses related to the Public Offering, which amounts represent the Company's maximum liability for organization and other offering costs as of September 30, 2017 based on the limitations described above. As of September 30, 2017, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

As of September 30, 2017, the Advisor had incurred $0.9 million in offering expenses related to the Second Private Offering.

8.	COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company depends on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, acquisition and disposition of investments; management of the daily operations of the Company’s investment portfolio; and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company will be required to obtain such services from other sources.
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
Cash Distributions Paid
On October 2, 2017, the Company paid cash distributions of $0.4 million and $11,013, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from September 1, 2017 through September 30, 2017. On November 1, 2017, the Company paid cash distributions of $0.4 million and $11,421, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from October 1, 2017 through October 31, 2017.
Distributions Authorized
On October 10, 2017, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from November 1, 2017 through November 30, 2017, which the Company expects to pay in December 2017. On November 8, 2017, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from December 1, 2017 through December 31, 2017, which the Company expects to pay in January 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00131849 per share per day.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2017
(unaudited)

Real Estate Acquisition and Financing Subsequent to September 30, 2017
Acquisition and Related Financing of the Institute Property
On November 9, 2017, the Company, through an indirect wholly owned subsidiary, acquired a seven-story office building containing 157,166 rentable square feet located on approximately 0.5 acres of land and a parking lot containing approximately 8,038 square feet on approximately 0.18 acres of land in Chicago, Illinois (together, the “Institute Property”). The seller is not affiliated with the Company or the Advisor.
The total purchase price of the Institute Property was $43.5 million plus closing costs. The Company funded the purchase of the Institute Property with proceeds from the Amended and Restated Term Loan (discussed below) and proceeds from its now-terminated Initial Private Offering and Primary Offering.
On November 9, 2017, in connection with the acquisition of the Institute Property, the Company amended the Term Loan, with JP Morgan Chase Bank N.A., to increase the loan amount to $72.8 million (consisting of $48.5 million of term commitment and $24.3 million of revolving commitment) and to add the Institute Property as collateral to the Term Loan (the “Amended and Restated Term Loan”). The Amended and Restated Term Loan bears interest at a floating rate of interest per annum equal to 2.0% over one-month LIBOR. The initial maturity date is November 9, 2020, with two one-year extension options, subject to certain terms and conditions contained in the loan agreement. Monthly payments are interest only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. Also on November 9, 2017, the Company drew $40.3 million under the Amended and Restated Term Loan (consisting of $16.0 million of term commitment and $24.3 million of revolving commitment) which, when combined with $32.5 million already outstanding under the Term Loan, was the maximum amount available to be drawn. The Company has the right to prepay all or a portion of the Term Loan at any time, subject to certain fees and conditions contained in the loan documents.

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

•
Because investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs or KBS-advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•
Our advisor and its affiliates receive fees in connection with transactions involving the management of our investments. These fees are based on the cost of the investment, and not based on the quality of the investment or services rendered to us. We may also pay significant fees during our listing/liquidation stage. These fees decrease the amount of cash available for distribution to our stockholders.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital). Until the proceeds from our offering stage are fully invested and from time to time during our operational stage, we expect to use proceeds from financings, either from our advisor or a third-party, to fund at least a portion of distributions in anticipation of cash flow to be received in later periods. We may also fund distributions from the sale of assets. As of September 30, 2017, some of our distributions have been funded with advances from our advisor and debt financing. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

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

•
We cannot predict with any certainty how much, if any, of our distribution reinvestment plan proceeds will be available for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to any real estate properties we acquire; reserves required by any financings of real estate investments; the acquisition of real estate investments; and the repayment of debt. If such funds are not available from our distribution reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

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
We commenced a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2015, pursuant to which we offered a maximum of $105,000,000 of shares of our Class A common stock for sale to certain accredited investors, of which $5,000,000 of Class A shares were being offered pursuant to our distribution reinvestment plan. We ceased offering shares in the primary portion of our initial private offering on April 27, 2016 and processed subscriptions for the primary portion of the initial private offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement.
We sold 8,548,972 shares of our Class A common stock for gross offering proceeds of $76.8 million in our initial private offering, including 74,744 shares of our Class A common stock under our distribution reinvestment plan for gross offering proceeds of $0.7 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T. We also registered a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. The SEC declared our registration statement effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. We terminated our primary initial public offering effective June 30, 2017. We are continuing to offer shares of common stock pursuant to our publicly registered distribution reinvestment plan offering.
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of September 30, 2017, we had sold 297,753 and 6,250 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $2.9 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are offering a maximum of $500,000,000 in shares of our Class A common stock to certain accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering.
As of September 30, 2017, we had redeemed 45,225 Class A shares for $0.4 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of September 30, 2017, we owned three office properties.
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
Current economic data and financial market developments suggest that the global economy is improving, although at a slow and uneven pace. European economic growth has recently picked up, with improving employment data in most of the European Union countries. The U.K. and China remain areas of concern. The U.K. is working through its BREXIT process, whereas the Chinese economy has shown signs of stabilization, but is still struggling with uncertainty in its banking system in relation to bad loans. Against this backdrop, the central banks of the world’s major industrialized economies are beginning to back away from their strong monetary accommodation. Quantitative easing (“QE”) in Japan and Europe is slowing, but the liquidity generated from these programs continues to impact the global capital markets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At a duration of 100 months (as of the end of third quarter 2017), the current business cycle, which commenced in June 2009, is the third longest in U.S. history, behind only the periods between 1961 - 1969 and 1991 - 2001. In June 2017, the U.S. Federal Reserve (the “Fed”) increased interest rates for the fourth time in three years. Expectations are that the Fed will increase rates again in December, citing strong economic growth despite a lack of meaningful inflation. The Fed is still attempting to normalize the level of interest rates in the United States. U.S. interest rates are relatively high when compared to Europe, where the European Central Bank is still engaging in QE. Global inflation is starting to show signs of life as U.S. inflation has grown to approximately 1.9% versus 2.9% in the U.K. and 1.5% in the Eurozone. Real gross domestic product (“GDP”) in the United States has had two consecutive quarters of 3.0% or greater growth, and the U.S. unemployment rate is currently a relatively low 4.2%. Personal income growth has started to pick up and unemployment statistics indicate that labor force conditions are finally showing real improvements. Political uncertainty surrounding the current administration’s budget, tax reform plans, attempts to repeal the Affordable Care Act, the future of the Chair of the FED, and the continued weakness in retailers, all may adversely impact business and consumer confidence.
In 2017 the U.S. commercial real estate market has seen a decline in transaction volume and a slowing of price increases. In the aggregate, property level operating income growth has begun to slow, while lending standards have tightened. The United States continues to benefit from inflows of foreign capital, albeit at a slowing rate. The capital flows from China have dropped as the Chinese government has successfully imposed constraints on capital leaving the country. The industrial property sector is a standout for investors, as internet sales volumes continue to increase the demand for warehouses and logistics-related assets. There are other pockets of growth in the commercial real estate sector, like suburban markets in southern and western tier 2 markets. Traditional sources of capital are favoring a “risk-off” approach, as capital flows have shifted equity towards debt, or secured, investing. Commercial real estate returns are increasingly being driven by property income (yield), as opposed to price appreciation through cap rate compression.
Lenders with long memories remain disciplined in their underwriting of investments. For balance sheet lenders, such as banks and insurance companies, underwriting standards for commercial real estate have tightened. This has resulted in lower loan-to-value and higher debt coverage ratios. CMBS originations rebounded in the third quarter as banks and insurance companies tightened loan terms. CMBS volumes are on pace to beat 2016 issuance volumes. This is a positive for the U.S. commercial real estate markets as it illustrates the virtues of having a diversified set of funding sources.
Impact on Our Real Estate Investments
The volatility in the global financial markets and political environment continues to cause a level of uncertainty in our outlook for the performance of the U.S. commercial real estate markets. Both the investing and leasing environments are highly competitive. While foreign capital continues to flow into U.S. real estate markets, albeit at a slower rate, concerns regarding the political, regulatory and economic environments have introduced uncertainty into the markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows. Historically low interest rates could help offset some of the impact of these potential decreases in operating cash flow for properties financed with variable rate mortgages; however, interest rates in the United States have started to increase. The Fed raised interest rates four times between the period December 2015 and June 2017. The real estate and finance markets anticipate further rate increases if the economy remains strong, but a flattening U.S. treasury yield curve is signaling a weakening in economic conditions, and highlights the degree of uncertainty surrounding the near-term U.S. economic prospects. Management continuously reviews our debt financing strategies to optimize the cost of our debt exposure.
Impact on Our Financing Activities
In light of the risks associated with potentially volatile operating cash flows from some of our real estate properties, and the increase in the cost of financing due to higher interest rates, we may have difficulty refinancing some of our debt obligations prior to or at maturity or we may not be able to refinance these obligations at terms as favorable as the terms of our existing indebtedness. Short-term interest rates in the United States have increased, and are expected to increase again by the end of the year. Market conditions can change quickly, potentially negatively impacting the value of our investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our proposed operations. We will obtain the capital required to make real estate and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2017, we had raised approximately $83.1 million in gross offering proceeds from the sale of shares of our common stock in our initial private offering, separate private transactions and initial public offering. We terminated our primary initial public offering effective June 30, 2017 and launched a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act on October 3, 2017. We continue to offer shares of common stock under our publicly registered distribution reinvestment plan.
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
As of September 30, 2017, we owned three office properties that collectively were 95% occupied. We acquired these investments with the proceeds from the sale of our common stock in the initial private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the nine months ended September 30, 2017 were met through cash flow generated by our real estate investments and with proceeds from our initial private offering and initial public offering.
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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of September 30, 2017, our aggregate borrowings were approximately 54% of our net assets before deducting depreciation and other non-cash reserves.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition to making investments in accordance with our investment objectives, we have used a portion of our capital resources to make certain payments to our advisor, the dealer manager of our initial private offering and initial public offering and our affiliated property manager. These payments include payments to our dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee, and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. See “—Organization and Offering Costs” below.
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
We also pay fees to KBS Management Group, LLC (the “Co-Manager”), an affiliate of our advisor, pursuant to property management agreements with the Co-Manager, for certain property management services at our properties.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2017 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of September 30, 2017, we owned three office properties. During the nine months ended September 30, 2017, net cash provided by operating activities was $2.9 million. We expect that our cash flows from operating activities will increase in future periods to the extent we make additional acquisitions of real estate and real estate-related investments and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2017 and consisted of cash for improvements to real estate and an escrow deposit for a future real estate purchase.
Cash Flows from Financing Activities
During the nine months ended September 30, 2017, net cash used in financing activities was $9.1 million and consisted primarily of the following:

•
$9.4 million of net cash used in debt financing as a result of principal payments on notes payable of $11.3 million and payments of deferred financing costs of $0.1 million, partially offset by proceeds from notes payable of $2.0 million;

•
$2.3 million of net cash provided by offering proceeds related to our public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $0.2 million; and

•	$1.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.8 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2017 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1)	$73,500	$—	$32,500	$41,000	$—
Interest payments on outstanding debt obligations (2)	7,694	644	4,963	2,087	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of September 30, 2017. We incurred interest expense of $1.9 million, excluding amortization of deferred financing costs totaling $0.4 million during the nine months ended September 30, 2017.
Results of Operations
Overview
We conducted a primary initial public offering from April 28, 2016 through June 30, 2017 and are continuing to offer shares in our publicly registered distribution reinvestment plan offering. On October 3, 2017 we launched a private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act. Prior to our initial public offering, we conducted a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act, that commenced on June 11, 2015. Our results of operations as of September 30, 2017 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment and have since been raising money in and investing the proceeds from our offerings. As of September 30, 2016, we owned two office properties. We acquired one office property after September 30, 2016 and owned three office properties as of September 30, 2017. The results of operations presented for the three months ended September 30, 2017 and 2016 are not directly comparable due to our acquisition activity. In general, we expect that our income and expenses related to our portfolio will increase in future periods to the extent we make additional acquisitions of real estate investments.
Comparison of the three months ended September 30, 2017 versus the three months ended September 30, 2016

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2017	2016
Rental income	$3,188	$2,245	$943	42%	$1,005	$(62)
Tenant reimbursements	821	168	653	389%	595	58
Other operating income	19	28	(9)	(32)%	1	(10)
Operating, maintenance and management costs	983	451	532	118%	291	241
Property management fees	30	24	6	25%	3	3
Real estate taxes and insurance	537	176	361	205%	342	19
Asset management fees to affiliate	—	153	(153)	(100)%	—	(153)
Real estate acquisition fees and expenses	—	3	(3)	(100)%	n/a	n/a
General and administrative expenses	461	446	15	3%	n/a	n/a
Depreciation and amortization	2,031	1,130	901	80%	596	305
Interest expense	776	392	384	98%	249	135
Interest and other income	7	30	(23)	(77)%	—	(23)
_____________________
(1) Represents the dollar amount increase for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 related to real estate investments acquired on or after July 1, 2016.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 with respect to the real estate investment owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental income and tenant reimbursements increased from $2.4 million for the three months ended September 30, 2016 to $4.0 million for the three months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods to the extent we make additional acquisitions of real estate investments.
Operating, maintenance, and management costs increased from $0.5 million for the three months ended September 30, 2016 to $1.0 million for the three months ended September 30, 2017, as a result of (a) the growth in our real estate portfolio (b) increase in utility and repairs and maintenance costs for properties held throughout both periods and (c) increase in bad debt expense related to a tenant default at a property held throughout both periods. We expect operating, maintenance, and management expenses to increase in future periods to the extent we make additional acquisitions of real estate investments.
Real estate taxes and insurance increased from $0.2 million for the three months ended September 30, 2016 to $0.5 million for the three months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of inflation and to the extent we make additional acquisitions of real estate investments.
Asset management fees to affiliate for the three months ended September 30, 2016 was $0.2 million. Asset management fees to our affiliate for the three months ended September 30, 2017 was $0.3 million, all of which were waived by our advisor. We amended our advisory agreement on August 9, 2017 to change how asset management fees are calculated. We expect asset management fees to increase in future periods as a result of this change and also to the extent we make additional real estate investments.
Depreciation and amortization increased from $1.1 million for the three months ended September 30, 2016 to $2.0 million for the three months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio and the acceleration of amortization of intangible assets related to a tenant default at a property held throughout both periods. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $0.4 million for the three months ended September 30, 2016 to $0.8 million for the three months ended September 30, 2017. Included in interest expense is the amortization of deferred financing costs of $46,064 and $0.1 million for the three months ended September 30, 2016 and 2017, respectively. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of real estate, resulting in an increase in the average loan balance. We expect interest expense to increase in future periods as a result of anticipated borrowings to the extent we make additional acquisitions of real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the nine months ended September 30, 2017 versus the nine months ended September 30, 2016

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2017	2016
Rental income	$9,714	$3,402	$6,312	186%	$6,303	$9
Tenant reimbursements	2,478	248	2,230	899%	2,175	55
Other operating income	56	28	28	100%	27	1
Operating, maintenance and management costs	2,606	788	1,818	231%	1,769	49
Property management fees	91	41	50	122%	48	2
Real estate taxes and insurance	1,507	319	1,188	372%	1,193	(5)
Asset management fees to affiliate	214	212	2	1%	62	(60)
Real estate acquisition fees to affiliate	—	1,383	(1,383)	(100)%	n/a	n/a
Real estate acquisition fees and expenses	—	233	(233)	(100)%	n/a	n/a
General and administrative expenses	1,224	1,032	192	19%	n/a	n/a
Depreciation and amortization	5,571	1,575	3,996	254%	3,681	315
Interest expense	2,275	665	1,610	242%	1,571	39
Interest and other income	42	104	(62)	(60)%	—	(62)
Loss from extinguishment of debt	(206)	—	(206)	(100)%	—	(206)
_____________________
(1) Represents the dollar amount increase for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 related to real estate investments acquired on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 with respect to the real estate investment owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $3.7 million for the nine months ended September 30, 2016 to $12.2 million for the nine months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods to the extent we make additional acquisitions of real estate investments.
Operating, maintenance, and management costs increased from $0.8 million for the nine months ended September 30, 2016 to $2.6 million for the nine months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance, and management expenses to increase in future periods to the extent we make additional acquisitions of real estate investments.
Real estate taxes and insurance increased from $0.3 million for the nine months ended September 30, 2016 to $1.5 million for the nine months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods to the extent we make additional acquisitions of real estate investments.
Asset management fees to affiliate for the nine months ended September 30, 2016 was $0.2 million for this period. Asset management fees to affiliate for the nine months ended September 30, 2017 was $0.7 million, of which $0.5 million was waived by our advisor. We amended our advisory agreement on August 9, 2017 to change how asset management fees are calculated. We expect asset management fees to increase in future periods as a result of this change and also to the extent we make additional real estate investments.
Real estate acquisition fees and expenses to affiliate and non-affiliates were $1.6 million for the nine months ended September 30, 2016, which related to the acquisition of one real estate property for $68.5 million. During the nine months ended September 30, 2017, we did not acquire any real estate properties. We amended our advisory agreement August 9, 2017 to eliminate the payment of an acquisition fee to our advisor and do not expect to incur real estate acquisition fees to affiliates going forward. In addition, we adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 could qualify as asset acquisitions as opposed to business combinations.  Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative expenses increased from $1.0 million for the nine months ended September 30, 2016 to $1.2 million for the nine months ended September 30, 2017, due to higher portfolio legal fees, board of director fees, external auditor fees and internal audit compensation. We expect general and administrative costs to increase in future periods to the extent we make additional acquisitions of real estate investments.
Depreciation and amortization increased from $1.6 million for the nine months ended September 30, 2016 to $5.6 million for the nine months ended September 30, 2017, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $0.7 million for the nine months ended September 30, 2016 to $2.3 million for the nine months ended September 30, 2017. Included in interest expense is the amortization of deferred financing costs of $77,034 and $0.4 million for the nine months ended September 30, 2016 and 2017, respectively. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of real estate, resulting in an increase in the average loan balance. We expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments.
During the nine months ended September 30, 2017, we recognized a loss from extinguishment of debt of $0.2 million related to the write-off of unamortized deferred financing costs as a result of the pay-off of the Von Karman Tech Center Mortgage Loan on May 9, 2017.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(783)	$(304)	$(1,404)	$(2,466)
Depreciation of real estate assets	644	425	1,891	522
Amortization of lease-related costs	1,387	705	3,680	1,053
FFO	1,248	826	4,167	(891)
Straight-line rent and amortization of above- and below-market leases, net	(408)	(549)	(1,482)	(679)
Loss from extinguishment of debt	—	—	206	—
Real estate acquisition fees to affiliate	—	—	—	1,383
Real estate acquisition fees and expenses	—	3	—	233
MFFO	$840	$280	$2,891	$46
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.
Organization and Offering Costs
Offering costs include all expenses incurred in connection with our offerings of securities. Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.
With respect to our public offering, our advisor and dealer manager generally paid our organization and offering expenses incurred in the primary portion of our initial public offering (other than selling commissions, dealer manager fees and stockholder servicing fees) directly.
We reimbursed our advisor, the dealer manager and their affiliates up to 1.0% of gross primary offering proceeds raised in our initial public offering for commercially reasonable organization and offering expenses. Our advisor, the dealer manager, and their affiliates were responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees) related to the primary portion of our initial public offering to the extent they exceeded 1.0% of gross proceeds raised in the primary portion of our initial public offering. We did not reimburse the dealer manager for wholesaling compensation expenses.
During our initial private offering, we were obligated to reimburse our advisor, our dealer manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on our behalf. We recorded $1.5 million of offering costs (other than selling commissions and dealer manager fees) related to our initial private offering, all of which have been reimbursed to our advisor or its affiliates.
Our advisor has agreed to pay all offering expenses related to our recently launched second private placement offering directly on our behalf without reimbursement by us.
Through September 30, 2017, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.2 million. As of September 30, 2017, we had recorded $39,358 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of September 30, 2017, KBS Capital Advisors had incurred $0.9 million in offering expenses on our behalf related to the second private placement offering. The advisor has agreed to pay these expenses on our behalf without reimbursement by us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2017 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows from Operations
Period				Cash	Reinvested	Total
First Quarter 2017	$1,115	$0.123	$0.099	$516	$588	$1,104	$83
Second Quarter 2017	1,154	0.125	0.100	549	611	1,160	1,521
Third Quarter 2017	1,170	0.124	0.124	592	587	1,179	1,331
	$3,439	$0.372	$0.323	$1,657	$1,786	$3,443	$2,935
_____________________
(1) Distributions for the periods from January 1, 2017 through August 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through September 30, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00131849 per day.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2017, we paid aggregate distributions of $3.4 million, including $1.6 million of distributions paid in cash and $1.8 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2017 was $1.4 million. FFO for the nine months ended September 30, 2017 was $4.2 million and cash flows from operations for the nine months ended September 30, 2017 was $2.9 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $2.4 million of cash flows from operations and $1.0 million of debt financing.
From inception through September 30, 2017, we paid cumulative distributions of $7.0 million and our cumulative net loss during the same period was $6.3 million. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
In addition, through August 31, 2017, our board of directors declared stock dividends for each month based on a single record date at the end of each month in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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
Cash Distributions Paid
On October 2, 2017, we paid cash distributions of $0.4 million and $11,013, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from September 1, 2017 through September 30, 2017. On November 1, 2017, we paid cash distributions of $0.4 million and $11,421, which related to Class A and Class T cash distributions, respectively, declared for daily record dates for each day in the period from October 1, 2017 through October 31, 2017.
Distributions Authorized
On October 10, 2017, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from November 1, 2017 through November 30, 2017, which we expect to pay in December 2017. On November 8, 2017, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from December 1, 2017 through December 31, 2017, which we expect to pay in January 2018. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00131849 per share per day.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Real Estate Acquisition and Financing Subsequent to September 30, 2017
Acquisition and Related Financing of the Institute Property
On November 9, 2017, we, through an indirect wholly owned subsidiary, acquired a seven-story office building containing 157,166 rentable square feet located on approximately 0.5 acres of land and a parking lot containing approximately 8,038 square feet on approximately 0.18 acres of land in Chicago, Illinois (together, the “Institute Property”). The seller is not affiliated with us or our advisor.
The total purchase price of the Institute Property was $43.5 million plus closing costs. We funded the purchase of the Institute Property with proceeds from the Amended and Restated Term Loan (discussed below) and proceeds from our now-terminated initial private offering and initial public offering.
On November 9, 2017, in connection with the acquisition of the Institute Property, we amended the Term Loan, with JP Morgan Chase Bank N.A., to increase the loan amount to $72.8 million (consisting of $48.5 million of term commitment and $24.3 million of revolving commitment) and to add the Institute Property as collateral to the Term Loan (the “Amended and Restated Term Loan”). The Amended and Restated Term Loan bears interest at a floating rate of interest per annum equal to 2.0% over one-month LIBOR. The initial maturity date is November 9, 2020, with two one-year extension options, subject to terms and conditions contained in the loan agreement. Monthly payments are interest only with the entire unpaid principal balance and all outstanding interest and fees due at maturity. Also on November 9, 2017, we drew $40.3 million under the Amended and Restated Term Loan (consisting of $16.0 million of term commitment and $24.3 million of revolving commitment) which, when combined with $32.5 million already outstanding under the Term Loan, was the maximum amount available to be drawn. We have the right to prepay all or a portion of the Term Loan at any time, subject to certain fees and conditions contained in the loan documents.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At September 30, 2017, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At September 30, 2017, we were exposed to market risks related to fluctuations in interest rates on $73.5 million of variable rate debt outstanding. Based on interest rates as of September 30, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2018, interest expense on our variable rate debt would increase or decrease by $0.7 million.
The weighted average interest rate of our variable rate debt at September 30, 2017 was 3.5%.  The interest rate represents the actual interest rate in effect at September 30, 2017 (consisting of the contractual interest rate), using interest rate indices as of September 30, 2017 where applicable.
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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through September 30, 2017 have been paid from cash flow from operating activities, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings (which may constitute a return of capital). We may also fund such distributions from the sale of assets. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets, this will affect our ability to generate cash flow from operations in future periods. To the extent that we pay distributions from sources other than our cash flow from operations, we will have fewer funds available with which to make real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
For the nine months ended September 30, 2017, we paid aggregate distributions of $3.4 million, including $1.6 million of distributions paid in cash and $1.8 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $2.4 million of cash flows from operations and $1.0 million of debt financing. For the nine months ended September 30, 2017, our cash flows from operations to distributions paid coverage ratio was 85% and our funds from operations to distributions paid coverage ratio was 121%.
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

b)
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207471), covering a public offering of up to $1,500,000,000 in shares of common stock in our primary offering and up to $800,000,000 in shares of common stock in our distribution reinvestment plan offering was declared effective under the Securities Act. Our shares of common stock consist of two classes of shares: Class A shares and Class T shares. We commenced our initial public offering on April 28, 2016 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. From commencement of the primary initial public offering through its termination on June 30, 2017, we offered Class A shares at $10.39 per share and Class T shares at $10.00 per share, with discounts available to certain categories of investors. Through August 9, 2017, we offered shares under our distribution reinvestment plan at $9.40 per share.

We continue to offer shares of common stock under our distribution reinvestment plan at a price of $8.75 per share which is our estimated net asset value per share as established by our board of directors on August 9, 2017. In some states, we will need to renew the registration statement annually to continue our distribution reinvestment plan offering. We may terminate our distribution reinvestment plan offering at any time.
We sold 122,721 and 270,415 shares of Class A and Class T common stock in our primary initial public offering for aggregate gross offering proceeds of $3.9 million. Through September 30, 2017, we had sold 297,753 and 6,250 shares of Class A and Class T common stock in our distribution reinvestment plan offering for aggregate gross offering proceeds of $2.9 million.
As of September 30, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimbursed KBS Capital Advisors and KBS Capital Markets Group for certain organization and other offering expenses.

	Amount
Type of Expense Amount	(in thousands)	Estimated/Actual
Selling commissions and dealer manager fees (1)	$199	Actual
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	39	Actual
Total expenses for the issuer's account	$238
_____________________
(1) Except as described in the “Plan of Distribution” section of our prospectus, as amended and supplemented, an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) for the Class T shares sold in our primary initial public offering was paid to our dealer manager. This fee for our initial public offering accrued daily and was paid monthly in arrears through the termination of our primary initial public offering on June 30, 2017.  Our dealer manager reallowed all of the stockholder servicing fee paid to it. The stockholder servicing fee was an ongoing fee that was not paid at the time of purchase and was not intended to be a principal use of offering proceeds; it is therefore excluded from the table above. We paid approximately $12,000 in stockholder servicing fees related to all Class T shares sold in the primary portion of our initial public offering.
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
We reimbursed our advisor, the dealer manager and their affiliates for up to 1.0% of gross proceeds raised in the primary portion of our initial public offering. Our advisor, the dealer manager, and their affiliates are responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees) related to the primary portion of our initial public offering to the extent they exceed 1.0% of gross proceeds raised in the primary portion of our initial public offering. The amount included above represents our maximum liability for organization and other offering costs based on the limits described. As of September 30, 2017, KBS Capital Advisors and its affiliates had incurred an additional $4.2 million in organization and other offering costs on our behalf in connection with our initial public offering.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

From the commencement of our initial public offering through the June 30, 2017 primary offering termination, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $6.1 million, including net offering proceeds from our distribution reinvestment plan of $2.4 million.
We expect to use substantially all of the net proceeds from our offering stage to acquire and manage a diverse portfolio of core real estate properties. We expect to use substantially all of the net proceeds from the sale of shares under our distribution reinvestment plan for general corporate purposes, including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; the acquisition of real estate investments; and the repayment of debt.
As of September 30, 2017, except for a working capital reserve, we had used substantially all the net proceeds from our now-terminated private and primary initial public offering and debt financing to invest $139.7 million in three office properties, including $3.3 million of acquisition fees and expenses and closing costs.

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
During the nine months ended September 30, 2017, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our distribution reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)
February 2017	—	$—	(2)
March 2017	—	$—	(2)
April 2017	3,047	$8.50	(2)
May 2017	4,555	$8.51	(2)
June 2017	—	$—	(2)
July 2017	2,351	$8.84	(2)
August 2017	17,621	$8.31	(2)
September 2017	17,651	$8.31	(2)
Total	45,225
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. During the nine months ended September 30, 2017, we redeemed $0.4 million of shares of common stock and $1.4 million was available for redemptions of shares eligible for redemption for the remainder of 2017.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.3	Articles Supplementary for Class T Shares, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

4.1	Statement regarding restrictions in transferability of shares of common stock issued in a private offering (to be sent upon request and without charge to stockholders)

4.2	Statement regarding restrictions on transferability of shares of common stock issued in a public offering (to be sent upon request and without charge to stockholders)

4.3
Third Amended and Restated Distribution Reinvestment Plan, dated August 9, 2017, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 10, 2017

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

10.1
Dealer Manager Agreement, by and between the Company, KBS Capital Advisors LLC and North Capital Private Securities Corporation, dated as of September 29, 2017, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed October 5, 2017

10.2	Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of August 9, 2017

10.3	Second Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 29, 2017

10.4	Purchase and Sale Agreement, by and among 213 W. Institute Owner LLC, 218-224 W Chicago Owner LLC and KBSGI 213 West Institute Place, LLC, effective as of August 29, 2017

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	November 9, 2017	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 9, 2017	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)