Form 10-K
period 2017-12-31
KBS Growth & Income REIT, Inc.
filed 2018-03-12
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. The Registrant conducted an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (Commission File No. 333-207471) from April 28, 2016 through June 30, 2017. Shares were sold in the public offering at $10.39 for Class A shares and $10.00 for Class T shares, with discounts available to certain categories of purchasers. On August 9, 2017 and December 8, 2017, the board of directors of the Registrant approved an estimated value per share of its common stock as of June 30, 2017 and September 30, 2017 (with the exception of an adjustment for acquisition and financing costs related to an acquisition subsequent to September 30, 2017) of $8.75 and $8.79, respectively. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of August 9, 2017 and December 8, 2017, see the Current Report on Form 8-K filed with the SEC on August 10, 2017 and Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K, respectively. In addition, the Registrant is currently conducting a private offering of its Class A shares pursuant to Rule 506(c) of Regulation D. From October 3, 2017 through December 11, 2017, Class A shares were sold in the offering at the estimated value per share of $8.75. Effective December 12, 2017, Class A shares are being sold in the private offering at $8.79 per share.
There were approximately 9,035,038 shares of Class A common stock and 274,871 of Class T common stock held by non-affiliates as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 5, 2018, there were 8,931,071 outstanding shares of Class A common stock and 284,606 outstanding shares of Class T common stock of the Registrant.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We depend on our advisor and its affiliates to conduct our operations. We pay fees to our advisor and its affiliates in connection with the management of our investments that are based on the cost of the investment, not on the quality of the investment or services rendered to us. These fees decrease the amount of cash available for distribution to our stockholders.

•
We commenced investment operations on August 12, 2015 in connection with the acquisition of an office property and we have a limited operating history. As of December 31, 2017, we owned four office buildings with a fair value of $197.8 million and we have not acquired or identified any additional real estate investments that it is reasonably probable we will acquire with the proceeds from our offering stage. As such, our stockholders will not have an opportunity to evaluate investments before we make them.

•
All of our executive officers, our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and/or other KBS‑affiliated entities. As a result, our executive officers, our affiliated directors, some of our key real estate and debt finance professionals, our advisor and its affiliates face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS‑sponsored programs and KBS‑advised investors and conflicts in allocating time among us and these other programs and investors. Although we have adopted corporate governance measures to ameliorate some of the risks posed by these conflicts, these conflicts could result in action or inaction that is not in the best interests of our stockholders.

•
Because investment opportunities that are suitable for us may also be suitable for other KBS‑sponsored programs or KBS‑advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties. Any such conflicts in directing investment opportunities may not be resolved in our favor.

•
If we are unable to raise substantial funds in our offering stage, we may not be able to acquire a diverse portfolio of real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering stage, therefore, could increase the risk that our stockholders will lose money in their investment.

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through December 31, 2017 have been funded in part with debt financing, including advances from our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

•
Our policies do not limit us from incurring debt until our aggregate borrowings would exceed 75% of the cost (before deducting depreciation or other non‑cash reserves) of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

•
We have debt obligations with variable interest rates and may incur additional variable rate debt in the future. The interest and related payments will vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
If we are unable to locate investments with attractive yields while we are investing the proceeds raised in our offering stage, our distributions and the long‑term returns of our investors may be lower.

•
We depend on tenants for the revenue generated by any real estate investments we make and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from any properties we acquire could decrease due to a reduction in occupancy and/or lower rental rates, making it more difficult for us to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.

•
Any real estate investments we make may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. These events could make it more difficult for us to meet debt service obligations and limit our ability to pay distributions to our stockholders.

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
We commenced a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2015, pursuant to which we offered a maximum of $105,000,000 of shares of our Class A common stock for sale to accredited investors, of which $5,000,000 of Class A shares were offered pursuant to our distribution reinvestment plan. We ceased offering shares in the primary portion of our private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement.
We sold 8,548,972 shares of our Class A common stock for gross offering proceeds of $76.8 million in our private offering, including 74,744 shares of our Class A common stock under our distribution reinvestment plan for gross offering proceeds of $0.7 million.
On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T and a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. The SEC declared our registration statement effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. We terminated our primary initial public offering effective June 30, 2017. We are continuing to offer shares of common stock pursuant to our publicly registered distribution reinvestment plan offering.
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of December 31, 2017, we had sold 355,087 and 9,348 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $3.5 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. As of December 31, 2017, we had sold 65,130 Class A common stock for gross offering proceeds of $0.6 million in our second private offering.
As of December 31, 2017, we had redeemed 145,214 Class A shares for $1.2 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of December 31, 2017, we owned four office buildings.
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
2017 Investment Highlights
During 2017, we acquired one office property consisting of an office building containing 155,385 rentable square feet and a parking lot containing 8,038 square feet located in Chicago, Illinois for $43.5 million plus closing costs.
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
We will seek to invest in core real estate properties that we believe can produce a property-level return of between 10% and 14% over the life of the investment. Property-level return objectives do not take into account corporate-level fees and expenses, including corporate general and administrative expenses and asset management fees. We expect to focus our investments in real properties in office properties located throughout the United States. The primary types of office properties we intend to invest in include low-rise, mid-rise and high-rise office buildings and office parks in urban and suburban locations, especially those that are in or near central business districts or have access to transportation. In addition, we may consider acquiring industrial properties (including warehouse and distribution facilities, office/warehouse flex properties, research and development properties and light industrial properties) and retail properties.
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
Our advisor intends to diversify our real estate property investments by geographic region, investment size and investment risk.
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
We acquired our first real estate property on August 12, 2015. As of December 31, 2017, our real estate portfolio was composed of four office buildings containing 683,952 rentable square feet, which were collectively 97% occupied. For more information on our real estate investments, including tenant information, see Part 1, Item 2, “Properties.”

The following charts illustrate the geographic diversification of our real estate properties based on total leased square feet and total annualized base rent as of December 31, 2017:

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 53.7% of our total annualized base rent as of December 31, 2017. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2017:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 4% of total.

Financing Objectives
We financed our real estate acquisitions to date with proceeds raised in our offerings and debt. We may use proceeds from borrowings to finance acquisitions of new properties; to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio. We may elect to secure financing subsequent to the acquisition date of real estate properties and initially acquire investments without debt financing. To the extent that we do not finance our properties, our ability to acquire additional real estate investments will be restricted.
We expect to borrow funds at fixed and variable rates. As of December 31, 2017, we had debt obligations in the aggregate principal amount of $113.8 million, with a weighted-average remaining term of 3.2 years. We have a total of $113.8 million of variable rate notes payable. The interest rate and weighted-average interest rate of our variable rate debt as of December 31, 2017 was 3.4%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2017, where applicable.
We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2017 (in thousands):

2018	$—
2019	—
2020	72,800
2021	41,000
2022	—
Thereafter	—
$113,800
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2017, our aggregate borrowings were approximately 65% of our net assets before deducting depreciation and other non-cash reserves.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including identification, evaluation, negotiation, acquisition and disposition of investments; management of the daily operations and leasing of our portfolio; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
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
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.  Our telephone number and general facsimile number are (949) 417-6500 and (949) 417-6501 , respectively.
Industry Segments
As of December 31, 2017, we had invested in four office buildings. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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
Risks Related to an Investment in Our Common Stock
No public trading market for our shares currently exists. In addition, shares purchased in our private placement offering are subject to restrictions on transferability and resale. Therefore, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, they will likely sell them at a loss.
No public market currently exists for our shares, and we have no plans to list our shares on a national securities exchange. In addition, shares purchased in our private placement offering are not freely transferable and stockholders must bear the economic risk of investment is us for an indefinite period of time because the shares have not been registered under the Securities Act or certain applicable state and federal securities laws, and such shares cannot be sold unless they are subsequently registered or an exemption from such registration is available. Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date or at all, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date or at all. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Moreover, our share redemption program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice to our stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to our share redemption program upon ten business days’ notice to our stockholders. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a loss. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. In addition, certain KBS-sponsored non-traded REITs have amended their share redemptions programs to limit redemptions to Special Redemptions or provide a dollar limit on the amount of redemptions that may be honored and these REITs have been unable to honor redemption requests received in certain periods due to limits adopted by their respective board of directors. Investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of our shares.
We face significant competition for real estate investment opportunities, which may limit our ability to acquire suitable investments. If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions will depend upon the performance of our advisor in the acquisition of our investments, including the determination of any financing arrangements. We face competition from various entities for real estate investment opportunities, including other REITs, pension funds, banks and insurance companies, investment funds and companies, partnerships and developers. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets could impact the cost and availability of debt to finance real estate investments, which is a key component of our acquisition strategy. A downturn in the credit markets and a potential lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. If we acquire investments at higher prices and/or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.
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

If we are unable to raise substantial funds during our offering stage, we will be limited in the number and type of additional investments we make and the value of our stockholders’ investment in us will fluctuate with the performance of the specific assets we own or may acquire in the future and cause our general and administrative expenses to constitute a greater percentage of our revenue.
We can provide no assurance that we will raise significant proceeds during our offering stage, and the amount of proceeds we raise may be substantially less than the amount we would need to achieve a fully diversified portfolio of investments. If we are unable to raise substantial funds, we will make fewer investments resulting in less diversification in terms of the number, size and geographic location of investments that we make. In that case, the likelihood that any single property’s performance would adversely affect our profitability will increase. If most of our properties are located in a single geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate market in that area. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds during our offering stage. Our inability to raise significant funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to pay distributions to our stockholders.
Our stockholders will not have the opportunity to evaluate all additional investments we may make before we make them, as a result we may make investments with which our stockholders do not agree.
As of December 31, 2017, we owned four office buildings with a fair value of approximately $197.8 million and, we had not acquired or identified any additional real estate investments that it is reasonably probable we will acquire with the proceeds from our offering stage. As a result, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from our offering stage in real estate investments after the payment of typical third‑party acquisition expenses. Our board of directors and our advisor has broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholder, which could result in our making investments that are different from, and possibly riskier than, the investment. As a result, our stockholders must rely on our board of directors and our advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives or may make investments with which our stockholders do not agree.
If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in certain assets that are located in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.
We have a limited operating history and we may not be able to operate our business successfully or generate sufficient revenue to sustain distributions to our stockholders.
We were incorporated in the State of Maryland on January 12, 2015 and commenced investment operations in August 2015 in connection with the acquisition of an office property. As of December 31, 2017, we owned four office buildings with a fair value of approximately $197.8 million. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS‑sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS‑sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long‑term financing, and conditions in the financial markets and economic conditions.

Any significant disruption in service on KBSDirect.com or in its computer or communications systems could reduce its attractiveness and result in a loss of users, limiting our ability to raise capital in our private offering and our ability to implement our investment strategy.
We expect to raise significant proceeds during our offering stage through KBSDirect.com, which is owned by our advisor and operated by an experienced third party. The success of our offering stage depends on our ability to sell shares through KBSDirect.com. If a catastrophic event resulted in a KBSDirect.com outage and physical data loss, KBSDirect.com’s ability to perform and function would be materially and adversely affected. The satisfactory and consistent performance, reliability, and availability of KBSDirect.com are important factors in our ability to successfully sell shares through KBSDirect.com. There is no guarantee that access to KBSDirect.com will be uninterrupted, error‑free or secure. Our advisor will depend on a third‑party hosting provider’s ability to protect its and our advisor’s systems in its facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our advisor’s arrangement with the third-party hosting provider is terminated, or there is a lapse of service or damage to its facilities, KBSDirect.com could experience interruptions in its service as well as delays and additional expense in arranging new facilities. If such events were to occur, our ability to raise capital during our offering stage and our ability to implement our investment strategy would be adversely affected.
There can be no assurance that we can or will achieve any targeted return objectives disclosed as estimating such returns involves significant judgement by management as well as numerous estimates and assumptions.
We will seek to invest in core real estate properties that we believe can produce a property-level return of between 10% and 14% over the life of the investment. There can be no assurance that such objectives can or will be achieved as estimating property-level returns involves significant judgement by management as well as numerous estimates and assumptions that may later prove to be false.
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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income‑producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through December 31, 2017 have been paid in part from advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. We may also fund such distributions from the sale of assets. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets, this will affect our ability to generate cash flow from operations in future periods. To the extent that we pay distributions from sources other than our cash flow from operations, we will have fewer funds available with which to make real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
For the year ended December 31, 2017, we paid aggregate distributions of $4.6 million, including $2.3 million of distributions paid in cash and $2.3 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $3.6 million of cash flows from operations and $1.0 million of debt financing.

We depend on our advisor and its affiliates to conduct our operations. Adverse changes in the financial health of our advisor or the loss of or the inability of our advisor to retain or obtain key real estate and debt finance professionals could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.
Our success depends to a significant degree upon our advisor and the contributions of Messrs. Bren and Schreiber, each of whom would be difficult to replace. Neither we nor our affiliates have employment agreements with these individuals and they may not remain associated with us, our advisor or its affiliates. If any of these persons were to cease their association with us, our advisor or its affiliates, we may be unable to find suitable replacements and our operating results could suffer as a result. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ financial health and ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, our sponsor has established and intends to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in growing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.
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
Risks Related to Conflicts of Interest
KBS Capital Advisors and its affiliates, including all of our executive officers and our affiliated directors and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.
All of our executive officers and our affiliated directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and/or other KBS‑affiliated entities. Subject to limitations in our charter and approval by our conflicts committee, KBS Capital Advisors and its affiliates receive fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement, and the affiliated property management agreement;

•	offerings of equity by us, which will likely entitle KBS Capital Advisors to increased asset management fees;

•	sales of real estate investments, which will entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;

•	borrowings to acquire real estate investments, which borrowings will increase the asset management fee payable to KBS Capital Advisors;

•
whether and when we seek to list our shares of common stock on a national securities exchange, which listing (i) may make it more likely for us to become self‑managed or internalize our management or (ii) could entitle KBS Capital Advisors to a subordinated incentive fee, and which could also adversely affect the sales efforts for other KBS‑sponsored programs, depending on the price at which our shares trade; and

•	whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to disposition fees or a subordinated incentive fee and terminate the asset management fee.

Our advisor and its affiliates face conflicts of interest relating to the acquisition of assets and leasing of properties due to their relationship with other KBS-sponsored programs and KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on key real estate and debt finance professionals at our advisor, including Messrs. Bren and Schreiber, to identify suitable investment opportunities for us. KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT, KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Strategic Opportunity REIT II are also advised by KBS Capital Advisors and rely on many of the same real estate and debt finance professionals as will future KBS‑sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS‑sponsored programs and the investment advisors to KBS‑advised investors. As such, we and the other KBS‑sponsored programs that are currently raising funds for investment, or that otherwise have funds available for investment, and KBS‑advised investors rely on many of the same real estate and debt finance professionals, as will future KBS‑sponsored programs and KBS‑advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS‑sponsored programs and KBS‑advised investors. In addition, other KBS‑sponsored programs advised by KBS Capital Advisors pay an acquisition fee to KBS Capital Advisors in connection with an investment. This may incentivize our advisor to direct an investment opportunity away from us and to a program that pays our advisor an acquisition fee. When these real estate and debt finance professionals direct an investment opportunity to any KBS‑sponsored program or KBS‑advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage will overlap to some extent with KBS Strategic Opportunity REIT II, KBS Strategic Opportunity REIT, five private KBS‑sponsored programs and possibly future KBS‑sponsored programs and KBS‑advised investors. It is the duty of our board of directors, including the independent directors, to ensure that the allocation method established by our advisor is applied fairly to us. Further, our advisory agreement with KBS Capital Advisors requires that KBS Capital Advisors inform the conflicts committee each quarter of the investments that have been purchased by other KBS‑sponsored programs and KBS‑advised investors for whom KBS Capital Advisors, KBS Realty Advisors or one of their affiliates serves as an investment advisor so that the conflicts committee can evaluate whether we are receiving our fair share of opportunities.
For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the corporation for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of KBS Capital Advisors could direct attractive investment opportunities to other KBS‑sponsored programs or KBS‑advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
We and other KBS‑sponsored programs and KBS‑advised investors also rely on these real estate professionals to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS‑sponsored program or KBS‑advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, existing and future KBS‑sponsored programs and KBS‑advised investors and the principals and executive officers of our sponsor and our advisor generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate‑related investments.
Our advisor and its affiliates will face conflicts of interest relating to joint ventures that we may form with affiliates of our advisor, which conflicts could result in a disproportionate benefit to other venture partners at our expense.
If approved by a majority of our independent directors, we may enter into joint venture agreements with other KBS‑sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors to the other KBS‑sponsored programs and the investment advisers to institutional investors in real estate and real estate‑related assets, have some of the same executive officers, affiliated directors and other key real estate and debt finance professionals; and these persons will face conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the KBS‑affiliated co‑venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS‑affiliated co‑venturer will not have the benefit of arm’s‑length negotiation of the type normally conducted between unrelated co‑venturers. The KBS‑affiliated co‑venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co‑venturers may thus benefit to our and our stockholders’ detriment.

All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interest in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS‑affiliated entities. Through KBS‑affiliated entities, some of these persons also serve as the investment advisors to KBS‑advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and other KBS‑sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the duties that they owe to us and our stockholders. Notwithstanding their fiduciary duties to us, their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, the principals and executive officers of our sponsor and our advisor and existing and future KBS‑sponsored programs and KBS‑advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT I, KBS REIT II, KBS REIT III, KBS Legacy Partners Apartment REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
One of our affiliated directors is also an affiliated director of KBS REIT I, KBS REIT II and KBS REIT III. Our other affiliated director is also an affiliated director of KBS Legacy Partners Apartment REIT. Notwithstanding their fiduciary duties to us, the loyalties of our directors serving on the boards of directors of KBS REIT I, KBS REIT II, KBS REIT III, and KBS Legacy Partners Apartment REIT or possibly on the boards of directors of future KBS‑sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS‑sponsored programs, such as the following:

•
We could enter into transactions with other KBS‑sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, acquisitions from other KBS‑sponsored programs might entitle our advisor or its affiliates to disposition fees and possible subordinated incentive fees in connection with its services for the seller in addition to any fees and other fees that we might pay to our advisor in connection with such transaction. Similarly, property sales to other KBS‑sponsored programs might entitle our advisor or its affiliates to acquisition fees in connection with its services to the purchaser in addition to disposition and other fees that we might pay to our advisor in connection with such transaction. Decisions of our board regarding the terms of those transactions may be influenced by our board’s loyalties to such other KBS‑sponsored programs.

•	A decision of our board regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS‑sponsored programs.

•	A decision of our board regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS‑sponsored programs.

•
A decision of our board regarding whether and when we seek to list our common stock on a national securities exchange could be influenced by concerns that such listing could adversely affect the sales efforts of other KBS‑sponsored programs, depending on the price at which our shares trade.

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
Our share redemption program includes numerous restrictions that severely limit our stockholders’ ability to sell their shares should they require liquidity and will limit our stockholders’ ability to recover the value they invested in our common stock. Our stockholders must hold their shares for at least one year in order to participate in our share redemption program, except for Special Redemptions. We limit the number of shares redeemed pursuant to our share redemption program as follows: (i) during any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year and (ii) during each calendar year, redemptions will be limited to the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year; however, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Further, we have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all redemption requests made in any year.
To the extent we have funds available for redemption, with respect to Ordinary Redemptions, for those shares held by the redeeming stockholder for at least one year, we will redeem all shares at 95.0% of our estimated NAV per share as of the applicable redemption date.
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
On December 8, 2017, our board of directors approved an estimated NAV per share of our common stock of $8.79 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. We generally expect to update the estimated NAV per share annually in December. We will report the estimated NAV per share in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC.
During their operating stages, other KBS‑sponsored REITs have amended their share redemption programs to limit redemptions to Special Redemptions or place restrictive limitations on the amount of funds available for redemptions. As a result, these programs have not been able to honor all redemption requests and stockholders in these programs have been unable to have their shares redeemed when requested. In two instances, Ordinary Redemptions have been suspended for several years. When implementing these amendments, stockholders did not always have a final opportunity to submit redemptions prior to the effectiveness of the amendment to the program.
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
The estimated NAV per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the establishment of the estimated NAV per share related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 8, 2017, our board of directors approved an estimated NAV per share of our common stock of $8.79 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” This valuation was designed to follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non‑Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated NAV per share, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated NAV per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our estimated NAV per share on a national securities exchange;

•	a third party would offer our estimated NAV per share in an arm’s‑length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third‑party appraiser or third‑party valuation firm would agree with our estimated NAV per share; or

•	the methodology used to determine our estimated NAV per share would be acceptable to the Financial Industry Regulatory Authority or for compliance with ERISA reporting requirements.
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. As of September 30, 2017, we had 9,126,625 and 274,439 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any other adjustments to our estimated NAV subsequent to September 30, 2017, including, adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or, the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition‑related costs and financing costs related to future acquisitions. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share annually in December. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.

For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
Our stockholders will not have the benefit of an independent due diligence review of our offerings of the type normally performed by an unaffiliated, independent underwriter in a listed public securities offering, which may increase the risks and uncertainty our stockholders face.
Our stockholders do not have the benefit of an independent review and investigation of our offerings of the type normally performed by an unaffiliated, independent underwriter in a listed public securities offering. The absence of an independent due diligence review may increase the risks and uncertainty that our stockholders face.
Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Our common stockholders do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,010,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock with 500,000,000 shares being designated as Class A common stock and 500,000,000 shares being designated as Class T common stock, and 10,000,000 shares are designated as preferred stock. Our board of directors may increase the number of authorized shares of capital stock without stockholder approval. After our investors purchase shares, our board may elect to (i) sell additional shares; (ii) issue shares to our advisor, or its successors or assigns, in payment of an outstanding fee obligation; (iii) issue shares of our common stock to sellers of properties or assets we acquire in connection with an exchange of limited partnership interests of our Operating Partnership; or (iv) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after our investors purchase shares, whether in our current offering or future primary offerings, pursuant to our distribution reinvestment plan or otherwise, our investors’ percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional issuances of shares, the use of the proceeds and the value of our real estate investments, our investors may also experience dilution in the book value and fair value of their shares and in the earnings and distributions per share.
Payment of fees to KBS Capital Advisors and its affiliates reduces cash available for distribution to stockholders.
For providing services to us in connection with the management and leasing of our real estate properties and the disposition of our real estate investments, we pay KBS Capital Advisors fees, which will reduce the amount of cash available for distribution to stockholders. Subject to limitations in our charter and approval by our conflicts committee, compensation to be paid to our advisor and its affiliates may be increased without stockholder approval, which would reduce the amount of cash available for distribution to stockholders. For a discussion of our fee arrangement with KBS Capital Advisors and its affiliates, see Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence – Certain Transactions with Related Persons.”
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.
Because of our focus on more value‑creating core properties, we may make investments in core properties that have an occupancy rate of less than 95%, higher near term lease rollover at acquisition than more conservative value maintaining core properties, or other characteristics that could provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. We likely will need to fund reserves or maintain capacity under credit facilities to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. In addition, when tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations or proceeds from our distribution reinvestment plan, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of our stockholders’ investment.

Our stockholders may be more likely to sustain a loss on their investment because our sponsor and its affiliates do not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.
Our sponsor and its affiliates have not made a significant investment in us. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. On August 11, 2015, Charles J. Schreiber, Jr., our chief executive officer, the chairman of the board and one of our directors, and one of the indirect owners of our advisor, and Peter M. Bren, our president, one of our directors, and one of the indirect owners of our advisor, purchased 21,181.2380 and 21,181.2390 shares of our Class A common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The purchase price reflected an 8.5% discount to the $8.90 initial offering price in our initial private offering for our Class A common stock because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the accounts of three of his children, and he has disclaimed beneficial ownership of the shares. In addition, on October 4, 2017, each of Charles J. Schreiber and Peter M. Bren purchased an additional 11,428.57 shares of our Class A common stock for an aggregate purchase price of $100,000 or $8.75 per share. The purchase price was our estimated NAV per share as established by our board of directors on August 9, 2017 and the offering price in our second private offering as of their date of purchase. Therefore, our sponsor and its affiliates will have little exposure to loss in the value of our shares. With this limited exposure, our investors may be at a greater risk of loss because our sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two‑thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti‑takeover protection.
Our charter includes an anti-takeover provision that may discourage a stockholder from launching a tender offer for our shares.
Our charter provides that any tender offer made by a stockholder, including any “mini‑tender” offer, must comply with most provisions of Regulation 14D of the Exchange Act. The offering stockholder must provide our company notice of such tender offer at least 10 business days before initiating the tender offer. If the offering stockholder does not comply with these requirements, all tendering stockholders will have the ability to rescind the tender of their shares. In addition, the noncomplying stockholder shall be responsible for all of our company’s expenses in connection with that stockholder’s noncompliance. This provision of our charter may discourage a stockholder from initiating a tender offer for our shares and prevent our stockholders from receiving a premium price for our stockholders’ shares in such a transaction.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber‑attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e‑mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber‑attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day‑to‑day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third‑parties for disruptive, destructive or otherwise harmful purposes and outcomes;

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

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re‑let space;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in tax (including real and personal property tax), real estate, environmental and zoning laws;

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.

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
A property may incur vacancies either by the expiration and non‑renewal of tenant leases or the continued default of tenants under their leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available for distribution to our stockholders. In addition, the resale value of the property could be diminished because the market value of the core real estate properties, which we intend to target depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.
We may enter into long-term leases with tenants in certain properties, which may not result in fair market rental rates over time.
We may enter into long‑term leases with tenants of certain of our properties, or include renewal options that specify a maximum rate increase. These leases would provide for rent to increase over time; however, if we do not accurately judge the potential for increases in market rental rates, we may set the terms of these long‑term leases at levels such that, even after contractual rent increases, the rent under our long‑term leases is less than then‑current market rates. Further, we may have no ability to terminate those leases or to adjust the rent to then‑prevailing market rates. As a result, our cash available for distribution could be lower than if we did not enter into long‑term leases.
Certain property types that we may acquire, such as industrial properties, may not have efficient alternative uses and we may have difficulty leasing them to new tenants and/or have to make significant capital expenditures to them to do so.
Certain property types, particularly industrial properties, can be difficult to lease to new tenants, should the current tenant terminate or choose not to renew its lease. These properties generally have received significant tenant‑specific improvements and only very specific tenants may be able to use such improvements, making the properties very difficult to re‑lease in their current condition. Additionally, an interested tenant may demand that, as a condition of executing a lease for the property, we finance and construct significant improvements so that the tenant could use the property. This expense may decrease cash available for distribution, as we likely would have to (i) pay for the improvements up‑front or (ii) finance the improvements at potentially unattractive terms.
We depend on tenants for our revenue generated by our real estate properties and, accordingly, our revenue generated by our real estate properties and our ability to make distributions to our stockholders are partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations, lease defaults or tenant bankruptcies could reduce our net income and limit our ability to make distributions to our stockholders.
The success of our real estate properties materially depends upon the financial stability of the tenants leasing the properties we own. The inability of a single major tenant or a significant number of smaller tenants to meet their rental obligations would significantly lower our net income. A non‑renewal after the expiration of a lease term, termination or default by a tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord of a property and may incur substantial costs in protecting our investment and re‑leasing the property. Tenants may have the right to terminate their leases upon the occurrence of certain customary events of default and, in other circumstances, may not renew their leases or, because of market conditions, may only be able to renew their leases on terms that are less favorable to us than the terms of their initial leases. Further, some of our properties may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a particular property generally depends upon the value of the cash flow generated by the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce distributions to stockholders.

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
We may enter into joint ventures with third parties or affiliates to acquire assets. We may also purchase and develop properties in joint ventures or in partnerships, co‑tenancies or other co‑ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co‑venturer, co‑tenant or partner in an investment could become insolvent or bankrupt;

•	that such co‑venturer, co‑tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	that such co‑venturer, co‑tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•
that disputes between us and our co‑venturer, co‑tenant or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.

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
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above‑ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety‑related concerns.
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
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos‑containing materials and lead‑based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment.
Risks Associated with Debt Financing and the Use of Derivatives to Hedge Interest Rate Risk
We are likely to obtain lines of credit, mortgage indebtedness and other borrowings, which may increase our risk of loss due to potential foreclosure.
We plan to obtain lines of credit and long‑term financing that may be secured by our real estate investments. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends‑paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If we do mortgage a property and there is a shortfall between the cash flow generated by that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross‑collateralization or cross‑default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be reduced and our stockholders may lose part of their investment.

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash available for distribution to our stockholders.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on a property, we run the risk of being unable to refinance part or all of the debt when it becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter than when we originally financed the properties. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more stock or by borrowing more money.
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
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and may decrease the value of our stockholders’ investment.
We are not limited in the amount of debt we may incur. Although we expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non‑cash reserves), our debt financing and other liabilities may exceed this level during our offering stage. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. Especially during the early stages of our offering stage, and to the extent financing is available at attractive terms, we may incur debt in excess of our maximum target leverage. These factors could limit the amount of cash we have available to distribute and may decrease the value of our stockholders’ investment.
Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We may seek to manage our exposure to interest rate volatility by pursuing interest rate hedging arrangements, such as interest rate cap or collar transactions and interest rate swap transactions. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold, and other changing market conditions. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established.
Failure to hedge effectively against interest rates or the use of interest rate hedging arrangements generally may reduce the overall returns on our investments or may materially adversely affect our results of operations and financial condition. While we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the investments being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the interest rate risk sought to be hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.

We will face risks associated with hedging transactions including the credit risk of our counterparties.
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts or become insolvent. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us. If we fail to make a required payment or otherwise default under the terms of a derivative contract, the counterparty would have the right to terminate all outstanding derivative transactions between us and that counterparty and settle them based on their net market value or replacement cost. In certain circumstances, the counterparty may have the right to terminate derivative transactions early even if we are not defaulting. If our derivative transactions are terminated early, it may not be possible for us to replace those transactions with another counterparty, on as favorable terms or at all. In addition, the use of derivative transactions will be subject to additional, unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
There can be no assurance that the direct or indirect effects of the Dodd-Frank Act and other applicable non-U.S. regulations will not have an adverse effect on our interest rate hedging activities.
Title VII of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd‑Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non‑US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of the regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. The imposition of, or the failure to comply with, the requirements under the Dodd‑Frank Act and equivalent non‑U.S. regulations may have an adverse effect on our business and our stockholders’ return.
There may be uncertainty as to the value of the derivative instruments used.
Our investments in derivatives will be recorded at fair value but have limited liquidity and are not publicly traded. The fair value of our derivatives may not be readily determinable. We will estimate the fair value of any such investments. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal or maturity.
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
The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce our stockholders’ anticipated return from an investment in us.
Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long‑term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non‑REIT corporations, such as our TRSs, if any, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local, or other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends‑paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we elect to treat property that we acquire in connection with certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax‑exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax‑exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. We intend to pay distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
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
If our operating partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership from its formation for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Early investors may receive tax benefits from our election to accelerate depreciation expense deductions of certain components of our investments, including land improvements and fixtures, from which later investors may not benefit.
For U.S. federal income tax purposes, distributions received by our investors generally will be considered ordinary dividends to the extent that the distributions are paid out of our current and accumulated earnings and profits (excluding distributions of amounts either attributable to income subject to corporate‑level taxation or designated as a capital gain dividend). However, depreciation expenses, among other deductible items, reduce taxable income and earnings and profits but do not reduce cash available for distribution. To the extent that a portion of any distributions to our investors exceed our current and accumulated earnings and profits, that portion will be considered a return of capital (a non‑taxable distribution) for U.S. federal income tax purposes up to the amount of their tax basis in their shares (and any excess over their tax basis in their shares will result in capital gain from the deemed disposition of the investors’ shares). The amount of distributions considered a return of capital for U.S. federal income tax purposes will not be subject to tax immediately but will instead reduce the tax basis of our investors’ investments, generally deferring any tax on that portion of the distribution until they sell their shares or we liquidate. Because we may choose to increase depreciation expense deductions in the earlier years after acquisition of an asset, for U.S. federal income tax purposes, of certain components of our investments, including land improvements and fixtures through the use of cost segregation studies, our early investors may benefit to the extent that increased depreciation causes all or a portion of the distributions they receive to be considered a return of capital for U.S. federal income tax purposes thereby deferring tax on those distributions, while later investors may not benefit to the extent that the depreciation of these components has already been deducted.

If we fail to invest a sufficient amount of the net proceeds from our offerings in real estate assets within one year from the receipt of the proceeds, we could fail to qualify as a REIT.
Temporary investment of the net proceeds from our offerings in securities that are not treated as real estate assets for REIT qualification purposes and income from these investments generally will allow us to satisfy various REIT income and asset requirements, but only during the one‑year period beginning on the date we receive the net proceeds. In order to satisfy these requirements, we may invest in one or more assets on terms and conditions that are not otherwise favorable to us, which ultimately could materially and adversely affect our financial condition and operating results. Alternatively, if we are unable to invest a sufficient amount of the net proceeds from sales of our stock in qualifying real estate assets within the one‑year period, we could fail to satisfy one or more of the gross income or asset tests and we could be limited to investing all or a portion of any remaining funds in cash or certain cash equivalents. If we fail to satisfy any such income or asset test, unless we are entitled to relief under certain provisions of the Internal Revenue Code, we could fail to qualify as a REIT.
To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s‑length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non‑arm’s length transactions.

We may be required to pay some taxes due to actions of a taxable REIT subsidiary which would reduce our cash available for distribution to our stockholders.
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.
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

Changes recently made to the U.S. tax laws could have a negative impact on our business.
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:

•	Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiary);

•
Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	Allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

•
Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;

•	Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;

•	Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;

•
Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;

•
Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;

•	Eliminates the federal corporate alternative minimum tax;

•	Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);

•
Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•
Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

Many of the provisions in the Tax Cuts and Jobs Act, in particular those affecting individual taxpayers, expire at the end of 2025.
As a result of the changes to U.S. federal tax laws implemented by the Tax Cuts and Jobs Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually.
The Tax Cuts and Jobs Act is a complex revision to the U.S. federal income tax laws with various impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the Tax Cuts and Jobs Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted at this time. Furthermore, the Tax Cuts and Jobs Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The Tax Cuts and Jobs Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the Tax Cuts and Jobs Act will not negatively impact our operating results, financial condition, and future business operations.

Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate provided individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective federal income tax rate on such dividend. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non‑REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non‑U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally will be taxed to a non‑U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non‑U.S. stockholder does not own more than 10% of the class of our stock at any time during the one‑year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non‑U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non‑U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically‑controlled qualified investment entity.” A domestically‑controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non‑U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically‑controlled qualified investment entity.
Even if we do not qualify as a domestically‑controlled qualified investment entity at the time a non‑U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non‑U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five‑year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to our stockholders if they are a non‑U.S. stockholder.
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
In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT level tax deduction, the distribution must not constitute a “preferential dividend. A distribution is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. There is no de minimis exception with respect to preferential dividends; therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure. The preferential dividend rules described above do not apply to distributions by publicly offered REITs, which we were as of April 28, 2016. Prior to our status as a publicly offered REIT, the preferential dividend rules did apply to our distributions, thus potentially affecting both our 2015 and 2016 taxable years.
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
On April 8, 2016, the Department of Labor issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Internal Revenue Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and Benefit Plans.  The final regulation took effect on June 9, 2017, and the Department of Labor has announced that it is proposing to delay the implementation of the various prohibited transaction exemptions and that these exemptions would remain subject to transition rules through July 1, 2019. Plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.

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
As of December 31, 2017, we owned four office buildings containing 683,952 rentable square feet, which were collectively 97% occupied with a weighted-average remaining lease term of 4.5 years. The following table provides summary information regarding the properties owned by us as of December 31, 2017:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands) (1)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Von Karman Tech Center Irvine, CA	08/12/2015	Office	101,161	$20,892	$2,277	$22.51	3.9	10.2%	100.0%
Commonwealth Building Portland, OR	06/30/2016	Office	224,122	76,413	5,393	25.40	3.1	38.2%	94.7%
The Offices at Greenhouse Houston, TX	11/14/2016	Office	203,284	47,241	4,201	20.66	6.4	23.8%	100.0%
Institute Property Chicago, IL	11/09/2017	Office	155,385	46,210	3,718	25.28	4.6	24.5%	94.7%
			683,952	$190,756	$15,589	$23.48	4.5		97.1%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2017:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	1	$164	1.2%	22,884	3.4%
2018	15	1,098	7.0%	47,091	7.1%
2019	14	1,282	8.2%	55,331	8.3%
2020	12	1,618	10.4%	58,648	8.8%
2021	12	2,173	13.9%	89,293	13.5%
2022	6	1,089	7.0%	42,330	6.4%
2023	11	3,661	23.5%	146,079	22.0%
2024	5	3,409	21.9%	159,054	24.0%
2025	1	84	0.5%	4,152	0.6%
2026	3	526	3.4%	20,000	3.0%
2027	1	485	3.0%	18,962	2.9%
Total	81	$15,589	100.0%	663,824	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

As of December 31, 2017, we had a concentration of credit risk related to AECOM, a tenant in The Offices at Greenhouse in the engineering industry, which represented 19% of our annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 21% of the total rentable square feet of our real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of December 31, 2017, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of our annualized base rent.
As of December 31, 2017, our portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and legal	14	$5,846	37.5%
Information	9	2,168	13.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2017, no other tenant industries accounted for more than 10% of annualized base rent.
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
Stockholder Information
As of March 5, 2018, we had 8,931,072 shares of Class A common stock and 294,606 shares of Class T common stock outstanding held by a total of 770 and 71 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock, and we currently have no plans to list our shares on a national securities exchange. In addition, shares purchased in our private offering are subject to restrictions on transferability and resale. Further, our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the net asset value (“NAV”) per share of our common stock as $8.79 as of December 31, 2017. This estimated NAV per share is based on our board of directors’ approval on December 8, 2017 of an estimated NAV per share of our common stock of $8.79 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. There were no other material changes between September 30, 2017 and December 11, 2017 that impacted the overall estimated NAV per share.
The conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including the review and approval of the valuation and appraisal process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of our conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third party real estate valuation firm, to provide a calculation of the range in estimated NAV per share of our common stock as of September 30, 2017. Duff & Phelps based this range in estimated NAV per share upon (i) appraisals of our three real estate properties owned as of September 30, 2017 (the “Appraised Properties”) performed by Duff & Phelps, (ii) valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017 and (iii) a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. Duff & Phelps’ valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Upon the conflicts committee’s receipt and review of Duff & Phelps’ valuation report, which included the appraised value of each of the Appraised Properties as noted in the appraisal reports prepared by Duff & Phelps and a summary of the estimated value of each of our other assets and liabilities as determined by our advisor and reviewed by Duff & Phelps, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated NAV per share of $8.06 to $9.58, with a mid-range value of $8.79 per share, as indicated in Duff & Phelps’ valuation report and recommended by our advisor, which mid-range value was based on Duff & Phelps’ appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, and a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017, was reasonable and (ii) recommended to our board of directors that it adopt $8.79 as the estimated NAV per share of our common stock, which mid-range value was determined by Duff & Phelps and recommended by our advisor and which was based on Duff & Phelps’ appraisals of the Appraised Properties, valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, and a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $8.79 as the estimated NAV per share of our common stock, which determination was ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated NAV per share as of December 8, 2017 as well as the calculation of our prior estimated value per share as of August 9, 2017. Duff & Phelps was not responsible for establishing the estimated NAV per share as of December 8, 2017 or August 9, 2017, respectively.

	December 8, 2017 Estimated Value per Share	August 9, 2017 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$16.42	$16.08	$0.34
Cash	0.59	0.94	(0.35)
Other assets	0.20	0.04	0.16
Mortgage debt	(7.82)	(7.86)	0.04
Other liabilities	(0.51)	(0.45)	(0.06)
Acquisition and financing costs subsequent to September 30, 2017	(0.09)	—	(0.09)
Estimated NAV per share	$8.79	$8.75	$0.04
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated NAV per share	$8.79	$8.75	$0.04
_____________________
(1) The August 9, 2017 estimated value per share was based upon a calculation of the range in estimated NAV per share of our common stock as of June 30, 2017 by Duff & Phelps and the recommendation of our advisor. Duff & Phelps based this range in estimated NAV per share upon appraisals of our real estate properties performed by Duff & Phelps and valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities. For more information relating to the August 9, 2017 estimated value per share and the assumptions and methodologies used by Duff & Phelps and our advisor, see our Current Report on Form 8-K filed with the SEC on August 10, 2017.
(2) Subsequent to September 30, 2017, we acquired an office property located in Chicago, Illinois (“213 West Institute Place”) for a purchase price of $43.5 million. The estimated value per share from real estate properties excludes 213 West Institute Place; however, such acquisition would have no impact to our fair value of equity or the overall estimated value per share as acquisition and financing costs related to this acquisition are reflected in the estimated value per share.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $8.75 to $8.79. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, capital expenditures and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
August 9, 2017 estimated value per share	$8.75
Changes to estimated value per share
Real estate
Real estate	0.42
Capital expenditures on real estate	(0.25)
Total change related to real estate	0.17
Operating cash flows in excess of distributions declared (1)	(0.02)
Acquisition related costs and financing costs (2)	(0.09)
Notes payable	(0.01)
Other changes, net	(0.01)
Total change in estimated value per share	$0.04
December 8, 2017 estimated value per share	$8.79
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs. We compute MFFO in accordance with the definition included in the practice guideline issued by the IPA in November 2010.
(2) Amount includes acquisition and financing costs related to a real estate acquisition that closed subsequent to September 30, 2017.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and these differences could be significant. In particular, due in part to our relatively small asset base and the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. See the discussion under “Real Estate - Real Estate Valuation” below. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations and the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. As of September 30, 2017, we had no potentially dilutive securities outstanding that would impact the estimated NAV per share of our common stock.
The estimated NAV per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated NAV per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the subordinated participation in cash flows.
Methodology
Our goal for the valuation was to arrive at a reasonable and supportable estimated NAV per share, using a process that was designed to be in compliance with the IPA Valuation Guidelines and using what we and our advisor deemed to be appropriate valuation methodologies and assumptions. The following is a summary of the valuation and appraisal methodologies, assumptions and estimates used to value our assets and liabilities:
Real Estate
Independent Valuation Firm: Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated NAV per share of our common stock as of December 8, 2017. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps was based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
Duff & Phelps collected all reasonably available material information that it deemed relevant in appraising the Appraised Properties. Duff & Phelps obtained property-level information from our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Duff & Phelps reviewed and relied in part on the property-level information provided by our advisor and considered this information in light of its knowledge of each property’s specific market conditions.

_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to prepare appraisal reports for each of the Appraised Properties and to provide a calculation of the range in estimated NAV per share of our common stock and Duff & Phelps received fees upon the delivery of such reports and the calculation of the range in estimated NAV per share of our common stock. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to December 11, 2017, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal report.

In conducting its investigation and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Duff & Phelps reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Duff & Phelps, Duff & Phelps assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and/or our advisor. Duff & Phelps relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
In performing its analyses, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we have clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Duff & Phelps’ analyses and conclusions. Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
Although Duff & Phelps considered any comments to its appraisal reports received from us or our advisor, the appraised values of the Appraised Properties were determined by Duff & Phelps. The appraisal reports for the Appraised Properties are addressed solely to us to assist in the calculation of the range in estimated NAV per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated NAV per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, Duff & Phelps did not solicit third-party indications of interest for the Appraised Properties. In preparing its appraisal reports and in calculating the range in estimated NAV per share of our common stock, Duff & Phelps did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Duff & Phelps’ appraisal reports. All of the Duff & Phelps appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation: Duff & Phelps appraised each of the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Appraised Properties. Duff & Phelps calculated the discounted cash flow value of each of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
As of September 30, 2017, the Appraised Properties consisted of three office buildings, which were acquired for a total purchase price of $136.3 million, exclusive of acquisition fees and acquisition expenses of $3.3 million, in which we had invested $4.0 million in capital and tenant improvements. As of September 30, 2017, the total appraised value of the Appraised Properties as provided by Duff & Phelps using the appraisal methods described above was $154.3 million. The total appraised value of the Appraised Properties as of September 30, 2017, compared to the total acquisition cost of the Appraised Properties plus subsequent capital improvements through September 30, 2017, results in an overall increase in the value of the Appraised Properties of approximately 10.0%.

The following table summarizes the key assumptions that were used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	5.50% to 7.50%	6.29%
Discount rate	7.50% to 8.25%	7.75%
Net operating income compounded annual growth rate (1)	3.73% to 6.67%	4.86%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period of the property) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties.
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the Appraised Properties and thus, our estimated NAV per share. The table below illustrates the impact on our estimated NAV per share if the terminal capitalization rates or discount rates Duff & Phelps used to appraise the Appraised Properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated NAV per share if these terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.46	$(0.41)	$0.55	$(0.51)
Discount Rate	0.32	(0.32)	0.50	(0.50)
Finally, a 1% increase in the appraised value of the Appraised Properties would result in a $0.16 increase in our estimated NAV per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.16 to our estimated NAV per share, assuming all other factors remain unchanged.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2017, the GAAP fair value and carrying value (excluding unamortized deferred financing costs of $1.0 million) of our notes payable were $73.6 million and $73.5 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.0 years, was approximately 3.93%.
The table below illustrates the impact on our estimated NAV per share if the discount rates our advisor used to value our notes payable were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated NAV per share if these discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount Rate	$(0.06)	$0.06	$(0.04)	$0.04

Other Assets and Liabilities
The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances was already considered in the valuation of the related asset or liability. Our advisor has also excluded redeemable common stock as temporary equity does not represent a true liability to us and the shares that this amount represents are included in our total outstanding shares of common stock for purposes of determining our estimated NAV per share.
Limitations of Estimated NAV per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated NAV per share, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated NAV per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our estimated NAV per share on a national securities exchange;

•	a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or

•	the methodology used to determine our estimated NAV per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. As of September 30, 2017, we had 9,126,625 and 278,439 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any other adjustments to our estimated NAV subsequent to September 30, 2017, including, adjustments relating to the following, among others: (i) the issuance of common stock and the payment of related offering costs; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or, the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share in December 2018 and annually thereafter. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.
Historical Estimated Values per Share
The historical reported estimated value per share of our common stock approved by the board of directors is set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$8.75	August 9, 2017	Current Report on Form 8-K, filed August 10, 2017

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
Generally, our policy is to pay distributions from cash flow from operations. However, we expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with an advance from our advisor and debt financing and we expect to utilize debt financing in the future, if necessary, to fund at least a portion of our distributions. We may also fund such distributions with proceeds from the sale of assets. We may fund distributions from any source, including, without limitation, offering proceeds or borrowings, and our charter does not limit the amount of funds we may use from any source to pay such distributions. Our distribution policy is generally not to use the proceeds from an offering to pay distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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

During 2017 and 2016, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2017. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2017 and 2016, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,115	$1,154	$1,170	$1,144	$4,583
Total Per Class A Share Distribution (1)	$0.123	$0.125	$0.124	$0.121	$0.493
Total Per Class T Share Distribution (1) (2)	$0.099	$0.100	$0.124	$0.121	$0.444
	2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$440	$1,005	$1,097	$1,113	$3,655
Total Per Class A Share Distribution (1)	$0.123	$0.125	$0.126	$0.126	$0.500
Total Per Class T Share Distribution (1) (2)	$—	$—	$0.074	$0.101	$0.175
_____________________
(1) Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through August 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through December 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00131849 per day. Total distribution per class of share assumes the share was issued and outstanding each date that was a record date for distributions during the period.
(2) We issued our first Class T share on July 26, 2016. Cash distributions on Class T shares were lower than cash distributions on Class A shares because of the stockholder servicing fee, which was a class-specific expense allocated to all of the Class T shares, paid with respect to Class T shares sold in our primary initial public offering. Accrual of the stockholder servicing fee ceased upon termination of our primary initial public offering on June 30, 2017.
The tax composition of our distributions declared for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Ordinary Income	—%	—%
Capital Gain	—%	—%
Return of Capital	100%	100%
Total	100%	100%
For more information with respect to our distributions paid, including stock dividends issued, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On December 8, 2017, our board of directors authorized cash distributions based on daily record dates for the period from January 1, 2018 through January 31, 2018, which we paid on February 1, 2018 and cash distributions based on daily record dates for the period from February 1, 2018 through February 28, 2018, which we paid on March 1, 2018. On January 24, 2018, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from March 1, 2018 through March 31, 2018, which we expect to pay in April 2018. On March 9, 2018, our board of directors declared distributions based on daily record dates for the period from April 1, 2018 through April 30, 2018, which we expect to pay in May 2018, and distributions based on daily record dates for the period from May 1, 2018 to May 31, 2018, which we expect to pay in June 2018. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

(a)	During the year ended December 31, 2017, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(c) of Regulation D of the Act, we are currently conducting a private offering for the sale of a maximum of $1,000,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on October 3, 2017. The exemption is available to us because the shares are being offered and sold solely to accredited investors and we are verifying accredited investor status. Prior to the launch of the private offering, on September 29, 2017, we engaged North Capital Private Securities Corporation (“NCPS”) to act as dealer manager for the offering. For sales executed by NCPS, our advisor pays NCPS, without reimbursement from us, selling commissions of 0.5% of the gross offering proceeds. Through December 11, 2017, shares were sold in the private offering at $8.75 per share. Effective December 12, 2017, we are offering shares in the private offering at $8.79 per share. Through December 31, 2017, we had raised approximately $0.6 million related to the sale of 65,130 shares of our Class A common stock in the private offering. Through December 31, 2017, our advisor had paid underwriting commissions of approximately $5,000 related to this private offering.

(b)
On April 28, 2016, our Registration Statement on Form S-11 (File No. 333-207471), covering a public offering of up to $1,500,000,000 in shares of common stock in our primary offering and up to $800,000,000 in shares of common stock in our distribution reinvestment plan offering was declared effective under the Act. Our shares of common stock consist of two classes of shares: Class A shares and Class T shares. We commenced our initial public offering on April 28, 2016 upon retaining KBS Capital Markets Group LLC, an affiliate of our advisor, as the dealer manager of our offering. From commencement of the primary initial public offering through its termination on June 30, 2017, we offered Class A shares at $10.39 per share and Class T shares at $10.00 per share, with discounts available to certain categories of investors. From commencement of the public offering through April 27, 2017, we sold shares in our distribution reinvestment plan offering at $9.88 per Class A Share and $9.50 per Class T Share. From April 28, 2017 through August 19, 2017, we offered shares under our distribution reinvestment plan at $9.40 per share; from August 20, 2017 through December 7, 2017, we offered shares under our distribution reinvestment plan at $8.75 per share.

We are currently offering shares of common stock under our distribution reinvestment plan at a price of $8.79 per share which is our estimated net asset value per share as established by our board of directors on December 8, 2017. In some states, we will need to renew the registration statement annually to continue our distribution reinvestment plan offering. We may terminate our distribution reinvestment plan offering at any time.
We sold 122,721 and 270,415 shares of Class A and Class T common stock in our primary initial public offering for aggregate gross offering proceeds of $3.9 million. Through December 31, 2017, we had sold 355,087 and 9,348 shares of Class A and Class T common stock in our distribution reinvestment plan offering for aggregate gross offering proceeds of $3.5 million.

As of December 31, 2017, we had incurred selling commissions, dealer manager fees and organization and other offering costs in connection with our initial public offering in the amounts set forth below. We paid selling commissions and dealer manager fees to KBS Capital Markets Group, and KBS Capital Markets Group reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we reimbursed KBS Capital Advisors and KBS Capital Markets Group for certain offering expenses.

Type of Expense Amount	Amount (in thousands)
Selling commissions and dealer manager fees (1)	$199
Organization and other offering costs (excluding selling commissions, dealer manager fees and stockholder servicing fees) (2)	39
Total expenses for the issuer's account	$238
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
We reimbursed our advisor, the dealer manager and their affiliates for organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees) in an amount up to 1.0% of gross proceeds raised in the primary portion of our initial public offering. Our advisor, the dealer manager, and their affiliates are responsible for all organization and other offering expenses related to the primary portion of our initial public offering to the extent they exceed this 1.0% limit. The amount included above represents our maximum liability for organization and other offering costs based on the limits described. As of December 31, 2017, KBS Capital Advisors and its affiliates had incurred an additional $4.3 million in organization and other offering costs on our behalf in connection with our initial public offering.
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
As of December 31, 2017, except for a working capital reserve, we had used substantially all the net proceeds from our now-terminated private and primary initial public offering and debt financing to invest $187.4 million in four office properties, including $3.3 million of acquisition fees and expenses and closing costs.
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

Pursuant to the share redemption program, and subject to the above restrictions, we initially redeemed shares submitted as an ordinary redemption at 95.0% of the price paid to acquire the shares from us. Notwithstanding the foregoing, all stock dividends were redeemed at the “net investment amount” per share, which was based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus, as supplemented, for our initial public offering. For each class of shares, this amount was equal to $9.40 per share for redemptions of shares received as a result of a stock dividend. Effective August 9, 2017, when we first established an estimated NAV per share of our common stock, we redeem shares submitted in connection with an ordinary redemption at 95.0% of our most recent estimated NAV per share as of the applicable redemption date.
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

•
the redemption price is the estimated NAV per share as of the redemption date (prior to our establishment of an estimated NAV per share of our common stock on August 9, 2017, the redemption price was the price paid to acquire the shares from us).

On August 9, 2017 our board of directors approved an estimated NAV per share of our common stock of $8.75 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of June 30, 2017. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated NAV per share as of June 30, 2017, see the Current Report on Form 8-K filed with the SEC on August 10, 2017.
On December 8, 2017 our board of directors approved an estimated NAV per share of our common stock of $8.79 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
We may amend, suspend or terminate the program upon 30 days’ notice to our stockholders, provided that we may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to our stockholders. The complete share redemption program document is filed as an exhibit to our Registration Statement on Form S-11 filed March 25, 2016 and is available at the SEC’s website at www.sec.gov.

During the year ended December 31, 2017, we fulfilled all redemption requests eligible for redemption under our share redemption program and received in good order. We funded redemptions under our share redemption program with the net proceeds from our distribution reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2017	—	$—	(2)
February 2017	—	$—	(2)
March 2017	—	$—	(2)
April 2017	3,047	$8.50	(2)
May 2017	4,555	$8.51	(2)
June 2017	—	$—	(2)
July 2017	2,351	$8.84	(2)
August 2017	17,621	$8.31	(2)
September 2017	17,651	$8.31	(2)
October 2017	90,216	$8.31	(2)
November 2017	9,773	$8.31	(2)
December 2017	—	$—	(2)
Total	145,214
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. During the year ended December 31, 2017, we redeemed $1.2 million of shares of common stock. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we have $2.3 million available for redemptions of shares eligible for redemption in 2018.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2017 and 2016 and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2017	2016	2015
Balance sheet data
Total real estate, net	$181,129	$138,580	$21,080
Total assets	187,140	155,913	34,340
Notes payable, net	112,780	81,375	16,057
Total liabilities	125,407	91,492	18,180
Redeemable common stock	2,314	1,791	54
Total stockholders’ equity	59,419	62,630	16,106
	For the Years Ended December 31,		For the Period from January 27, 2015 to December 31, 2015
	2017	2016
Operating data
Total revenues	$16,961	$6,855	$948
Net loss	(2,199)	(4,089)	(776)
Class A Common Stock:
Net loss	(2,131)	(4,080)	(773)
Net loss per common share - basic and diluted	(0.23)	(0.55)	(1.29)
Class T Common Stock:
Net loss	(68)	(9)	(3)
Net loss per common share - basic and diluted	(0.28)	(0.68)	(1.62)
Other data
Cash flows provided by (used in) operating activities	4,259	(35)	(114)
Cash flows used in investing activities	(47,431)	(115,158)	(21,277)
Cash flows provided by financing activities	30,029	117,966	34,084
Distributions declared	(4,583)	(3,655)	(195)
Distributions declared per common share - Class A (1)	0.493	0.500	0.167
Distributions declared per common share - Class T (1)	0.444	0.175	—
Stock dividends declared per common share (2)	0.007	0.010	0.003
Weighted-average number of common shares outstanding, basic and diluted - Class A	9,080,826	7,393,983	598,123
Weighted-average number of common shares outstanding, basic and diluted - Class T	246,737	13,718	1,774
_____________________
(1) For the month of September 2015, our cash distribution was declared for a single record date, September 30, 2015, in the amount of $0.04109589 per share. Distributions for the periods from October 1, 2015 through February 28, 2016 and March 1, 2016 through August 31, 2017 were based on daily record dates. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through December 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00131849 per day. Assumes Class A share was issued and outstanding each day that was a record date for distributions during the period presented. Assumes Class T share was issued and outstanding from July 26, 2016 through December 31, 2017.
(2) Our board of directors authorized stock dividends on our outstanding shares of common stock for each month from September 2015 through August 31, 2017. Our stock dividends to date have been declared based on monthly record dates in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year. Assumes share was issued and outstanding each day that was a record date for stock dividends during the period presented. We ceased issuing stock dividends to all stockholders on September 5, 2017. Our board of directors does not expect to authorize any additional stock dividends.

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
We commenced a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2015, pursuant to which we offered a maximum of $105,000,000 of shares of our Class A common stock for sale to accredited investors, of which $5,000,000 of Class A shares were offered pursuant to our distribution reinvestment plan. We ceased offering shares in the primary portion of our private offering on April 27, 2016 and processed subscriptions for the primary portion of the private offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement.
We sold 8,548,972 shares of our Class A common stock for gross offering proceeds of $76.8 million in our initial private offering, including 74,744 shares of our Class A common stock under our distribution reinvestment plan for gross offering proceeds of $0.7 million.
On February 4, 2015, we filed a registration statement on Form S-11 with the SEC to register an initial public offering to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in the primary offering, consisting of two classes of shares: Class A and Class T and a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan. The SEC declared our registration statement effective on April 28, 2016 and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. We terminated our primary initial public offering effective June 30, 2017. We are continuing to offer shares of common stock pursuant to our publicly registered distribution reinvestment plan offering.
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of December 31, 2017, we had sold 355,087 and 9,348 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $3.5 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. As of December 31, 2017, we had sold 65,130 Class A common stock in the second private offering for aggregate gross offering proceeds of $0.6 million.
As of December 31, 2017, we had redeemed 145,214 Class A shares for $1.2 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of December 31, 2017, we owned four office buildings.
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
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Increases in the cost of financing due to higher interest rates  may cause difficulty in refinancing debt obligations prior to or at maturity or at terms as favorable as the terms of existing indebtedness.  Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our operations. We will obtain the capital required to make real estate investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2017, we had raised approximately $84.8 million in gross offering proceeds from the sale of shares of our common stock in our initial private offering, second private offering and initial public offering. We terminated our primary initial public offering effective June 30, 2017 and launched a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act on October 3, 2017. We continue to offer shares of common stock under our publicly registered distribution reinvestment plan.
If we are unable to raise substantial funds during our offering stage, we will make fewer investments resulting in less diversification in terms of the number and size of investments we make and the value of an investment in us will fluctuate more significantly with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds during our offering stage. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to our stockholders. We expect to establish a modest working capital reserve from our offering proceeds for maintenance and repairs of real properties, as we expect the vast majority of leases for the properties we acquire will provide for tenant reimbursement of operating expenses. However, to the extent that we have insufficient funds for such purposes, we may establish additional reserves from gross offering proceeds, out of cash flow from operations or net cash proceeds from the sale of properties.
As of December 31, 2017, we owned four office properties that were 97% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the year ended December 31, 2017 were met through cash flow generated by our real estate investments and with proceeds from our offerings.
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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2017, our aggregate borrowings were approximately 65% of our net assets before deducting depreciation and other non-cash reserves.
In addition to making investments in accordance with our investment objectives, we have used a portion of our capital resources to make certain payments to our advisor, the affiliated dealer manager of our initial private offering and initial public offering and our affiliated property manager. These payments include payments to our dealer manager for selling commissions, the dealer manager fee and the stockholder servicing fee, and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. See “—Organization and Offering Costs” below.
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of the asset management fee for the fourth quarter of 2017.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2017 did not exceed the charter-imposed limitation.

Cash Flows from Operating Activities
As of December 31, 2017, we owned four office properties. During the year ended December 31, 2017, net cash provided by operating activities was $4.3 million, compared to net cash used in operating activities of $35,000 during the year ended December 31, 2016. We expect that our cash flows from operating activities will increase in future periods to the extent we make additional acquisitions of real estate and real estate-related investments and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $47.4 million for the year ended December 31, 2017 and consisted primarily of the following:

•	$43.7 million of cash for the acquisition of a real estate property; and

•	$3.7 million of cash for improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2017, net cash provided by financing activities was $30.0 million and consisted primarily of the following:

•
$30.6 million of net cash provided by debt financing as a result of proceeds from notes payable of $42.3 million, partially offset by principal payments on notes payable of $11.3 million and payments of deferred financing costs of $0.4 million;

•
$2.9 million of net cash provided by offering proceeds related to our second private placement offering and public offering, net of payments of commissions, dealer manager fees and other organization and offering costs of $0.2 million;

•	$2.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.3 million; and

•	$1.2 million of cash used for redemptions of common stock.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2017 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$113,800	$—	$72,800	$41,000	$—
Interest payments on outstanding debt obligations (2)	12,070	3,897	7,454	719	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate). We incurred interest expense of $2.7 million, excluding amortization of deferred financing costs totaling $0.7 million and unrealized gain on derivatives of $0.2 million during the year ended December 31, 2017.
Results of Operations
Overview
We conducted a primary initial public offering from April 28, 2016 through June 30, 2017 and are continuing to offer shares in our publicly registered distribution reinvestment plan offering. On October 3, 2017 we launched a private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act. Prior to our initial public offering, we conducted a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act, that commenced on June 11, 2015. Our results of operations as of December 31, 2017 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment and have since been raising money in and investing the proceeds from our offerings. As of December 31, 2016, we owned three office properties. We acquired one office property after December 31, 2016 and owned four office properties as of December 31, 2017. The results of operations presented for the years ended December 31, 2017 and 2016 are not directly comparable due to our acquisition activity. In general, we expect that our income and expenses related to our portfolio will increase in future periods to the extent we make additional acquisitions of real estate investments.

Comparison of the year ended December 31, 2017 versus the year ended December 31, 2016

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisitions (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2017	2016
Rental income	$13,577	$6,179	$7,398	120%	$7,388	$10
Tenant reimbursements	3,288	630	2,658	422%	2,546	112
Other operating income	96	46	50	109%	49	1
Operating, maintenance and management costs	3,783	1,497	2,286	153%	2,080	206
Property management fees	124	68	56	82%	55	1
Real estate taxes and insurance	2,087	619	1,468	237%	1,473	(5)
Asset management fees to affiliate	632	399	233	58%	n/a	n/a
Real estate acquisition fees to affiliate	—	2,316	(2,316)	(100)%	n/a	n/a
Real estate acquisition fees and expenses	—	405	(405)	(100)%	n/a	n/a
General and administrative expenses	1,471	1,532	(61)	(4)%	n/a	n/a
Depreciation and amortization	7,618	3,004	4,614	154%	4,312	302
Interest expense	3,287	1,224	2,063	169%	1,912	151
Interest and other income	48	120	(72)	(60)%	—	(72)
Loss from extinguishment of debt	(206)	—	(206)	(100)%	—	(206)
_____________________
(1) Represents the dollar amount increase for the year ended December 31, 2017 compared to the year ended December 31, 2016 related to real estate investments acquired on or after January 1, 2016.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2017 compared to the year ended December 31, 2016 with respect to the real estate investment owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $6.8 million for the year ended December 31, 2016 to $16.9 million for the year ended December 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods as a result of owning an asset acquired in 2017 for an entire year and to the extent we make additional acquisitions of real estate investments.
Operating, maintenance, and management costs increased from $1.5 million for the year ended December 31, 2016 to $3.8 million for the year ended December 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance, and management costs to increase in future periods as a result of owning an asset acquired in 2017 for an entire year and to the extent we make additional acquisitions of real estate investments.
Property management fees increased from $68,000 for the year ended December 31, 2016 to $124,000 for the year ended December 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect property management fees to increase in future periods as a result of owning an asset acquired in 2017 for an entire year and to the extent we make additional acquisitions of real estate investments.
Real estate taxes and insurance increased from $0.6 million for the year ended December 31, 2016 to $2.1 million for the year ended December 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods as a result of owning an asset acquired in 2017 for an entire year and to the extent we make additional acquisitions of real estate investments.
Asset management fees to affiliate increased from $0.4 million for the year ended December 31, 2016 to $0.6 million for the year ended December 31, 2017. Asset management fees for the year ended December 31, 2017 were $1.1 million. Of this amount, $0.5 million relating to the second and third quarter of 2017 was waived. Asset management fees for the fourth quarter of 2017 were accrued but payment was deferred by our advisor. We amended our advisory agreement on August 9, 2017 to change how asset management fees are calculated. We expect asset management fees to increase in future periods as a result of this change and also as a result of owning an asset acquired in 2017 for an entire year and to the extent we make additional real estate investments.

Real estate acquisition fees and expenses to affiliate and non-affiliates decreased by $2.7 million for the year ended December 31, 2017. We amended our advisory agreement on August 9, 2017 to eliminate the payment of an acquisition fee to our advisor and do not expect to incur real estate acquisition fees to affiliates going forward. In addition, we adopted ASU No. 2017-01 for the reporting period beginning January 1, 2017.  As a result of the adoption of ASU No. 2017-01, our acquisitions of real estate properties beginning January 1, 2017 could qualify as asset acquisitions as opposed to business combinations.  Transaction costs associated with asset acquisitions are capitalized, while transaction costs associated with business combinations will continue to be expensed. As a result, we did not record any real estate acquisition fees and expenses to affiliate and non-affiliates for our asset acquisition in November 2017.
Depreciation and amortization increased from $3.0 million for the year ended December 31, 2016 to $7.6 million for the year ended December 31, 2017, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods as a result of owning an asset acquired in 2017 for an entire year and to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $1.2 million for the year ended December 31, 2016 to $3.3 million for the year ended December 31, 2017. Included in interest expense during the year ended December 31, 2016 was $0.2 million of amortization of deferred financing costs. Included in interest expense during the year ended December 31, 2017 was $0.7 million of amortization of deferred financing costs and $0.2 million of unrealized gain on interest rate swap. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of real estate, resulting in an increase in the average loan balance. We expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments.
During the year ended December 31, 2017, we recognized a loss from extinguishment of debt of $0.2 million related to the write-off of unamortized deferred financing costs as a result of the pay-off of the Von Karman Tech Center Mortgage Loan on May 9, 2017.
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

Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, loss from extinguishment of debt, unrealized gain on derivative instruments and acquisition fees and expenses are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and

•
Acquisition fees and expenses. Prior to our early adoption of ASU No. 2017-01 on January 1, 2017, acquisition fees and expenses related to the acquisition of real estate were expensed. Although these amounts reduce net income, we exclude them from MFFO to more appropriately present the ongoing operating performance of our real estate investments on a comparative basis. Additionally, acquisition fees and expenses have been funded from the proceeds from our private and public offerings, net proceeds from our distribution reinvestment plan, and from debt financings, and not from our operations. We believe this exclusion is useful to investors as it allows investors to more accurately evaluate the sustainability of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2017 and 2016 and the period from January 27, 2015 to December 31, 2015, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,		For the Period from January 27, 2015 to December 31, 2015
	2017	2016
Net loss	$(2,199)	$(4,089)	$(776)
Depreciation of real estate assets	2,723	1,046	71
Amortization of lease-related costs	4,895	1,958	270
FFO	5,419	(1,085)	(435)
Straight-line rent and amortization of above- and below-market leases, net	(2,302)	(1,208)	(235)
Unrealized gain on derivative instrument	(178)	—	—
Loss from extinguishment of debt	206	—	—
Real estate acquisition fees to affiliate	—	2,316	428
Real estate acquisition fees and expenses	—	405	152
MFFO	$3,145	$428	$(90)
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
We reimbursed our advisor, our affiliated dealer manager and their affiliates up to 1.0% of gross primary offering proceeds raised in our initial public offering for commercially reasonable organization and offering expenses. Our advisor, our affiliated dealer manager, and their affiliates were responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees) related to the primary portion of our initial public offering to the extent they exceeded 1.0% of gross proceeds raised in the primary portion of our initial public offering. We did not reimburse our affiliated dealer manager for wholesaling compensation expenses.
During our initial private offering, we were obligated to reimburse our advisor, our affiliated dealer manager or their affiliates, as applicable, for organization and offering costs (excluding wholesaling compensation expenses) paid by them on our behalf. We recorded $1.5 million of offering costs (other than selling commissions and dealer manager fees) related to our initial private offering, all of which have been reimbursed to our advisor or its affiliates.
Our advisor has agreed to pay all offering expenses related to our recently launched second private placement offering directly on our behalf without reimbursement by us.
Through December 31, 2017, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.3 million. As of December 31, 2017, we recorded $39,358 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of December 31, 2017, KBS Capital Advisors had incurred $1.5 million in offering expenses on our behalf related to the second private placement offering. The advisor has agreed to pay these expenses on our behalf without reimbursement by us.
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows during 2017 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows from Operations
Period				Cash	Reinvested	Total
First Quarter 2017	$1,115	$0.123	$0.099	$516	$588	$1,104	$83
Second Quarter 2017	1,154	0.125	0.100	549	611	1,160	1,521
Third Quarter 2017	1,170	0.124	0.124	592	587	1,179	1,331
Fourth Quarter 2017	1,144	0.121	0.121	604	528	1,132	1,324
	$4,583	$0.493	$0.444	$2,261	$2,314	$4,575	$4,259
_____________________
(1) Distributions for the periods from January 1, 2017 through August 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through December 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00131849 per day.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.

For the year ended December 31, 2017, we paid aggregate distributions of $4.6 million, including $2.3 million of distributions paid in cash and $2.3 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2017 was $2.2 million. FFO for the year ended December 31, 2017 was $5.4 million and cash flows from operations for the year ended December 31, 2017 was $4.3 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $3.6 million of cash flows from operations and $1.0 million of debt financing.
From inception through December 31, 2017, we paid cumulative distributions of $8.1 million and our cumulative net loss during the same period was $7.1 million. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Real Estate Acquisition Valuation
As a result of our early adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). We record the acquisition of income-producing real estate as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.

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
Derivative Instruments
We enter into derivative instruments for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our variable rate notes payable. We record these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included as interest expense as presented in the accompanying consolidated statements of operations.
We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. We also assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When we determine that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and reclassify amounts recorded to accumulated other comprehensive income (loss) to earnings.

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
Cash Distributions Paid
On January 2, 2018, we paid distributions of $0.4 million, which related to cash distributions on our common stock, declared for daily record dates for each day in the period from December 1, 2017 through December 31, 2017. On February 1, 2018, we paid cash distributions of $0.4 million, which related to cash distributions on our common stock, declared for daily record dates for each day in the period from January 1, 2018 through January 31, 2018. On March 1, 2018, we paid distributions of $0.3 million, which related to cash distributions on our common stock, declared for daily record dates for each day in the period from February 1, 2018 through February 28, 2018.
Distributions Authorized
On January 24, 2018, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from March 1, 2018 through March 31, 2018, which we expect to pay in April 2018. On March 9, 2018, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from April 1, 2018 through April 30, 2018 and May 1, 2018 through May 31, 2018, which we expect to pay in May 2018 and June 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day.
Refinancing of the Commonwealth Building Mortgage Loan
On January 18, 2018, we, through an indirect wholly owned subsidiary (the “Owner”), closed the refinancing of the Commonwealth Building Mortgage Loan with an unaffiliated lender (the “Refinancing”). We repaid $41.0 million of principal in satisfaction of the Commonwealth Building Mortgage Loan. The Refinancing was for a maximum loan amount of up to $51.4 million. At closing, $45.0 million of the loan was funded and the remaining $6.4 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The loan under the Refinancing matures on February 1, 2023, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. Monthly payments are interest-only with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. The initial interest rate is 3.36% with the interest rate to be reset as set forth in the loan documents to the greater of 2.05% or a floating rate of 180 basis points over one-month LIBOR. If the LIBOR rate is equal to or greater than 2.90% for five consecutive business days, we have 30 days to enter into an interest rate cap agreement with a LIBOR strike rate of 3.90% or less. We have the right to prepay all or a portion of the loan under the Refinancing commencing on February 1, 2019, subject to certain fees and conditions contained in the loan documents.
KBS GI REIT Properties, LLC (“KBS GI REIT Properties”), our wholly owned subsidiary, in connection with the Refinancing, provided a guaranty of the payment of certain potential liabilities, costs, losses, damages, fees and expenses incurred by the Lender relating to the loan under the Refinancing as a result of certain intentional actions or omissions of the Owner in violation of the loan documents, or certain other occurrences in relation to the Commonwealth Building and/or the Owner, including the recovery of certain funds under the loan documents, as further described in the guaranty. KBS GI REIT Properties is also providing a guaranty of the principal balance and any interest or other sums outstanding under the loan of the Refinancing in the event of: certain bankruptcy, insolvency or related proceedings involving the Owner as described in the guaranty; and any transfer of the Owner’s interest in the Commonwealth Building in violation of the loan documents.

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

The table below summarizes the book value, interest rate and fair value of the outstanding principal balance, weighted-average interest rates and fair value for our notes payable for each category, based on maturity dates as of December 31, 2017 (dollars in thousands):

	Maturity Date						Total Value or Amount
	2018	2019	2020	2021	2022	Thereafter		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$—	$—	$—	$48,533	$—	$—	$48,533	$178
Average pay rate (1)	—	—	—	2.1%	—	—	2.1%
Average receive rate (2)	—	—	—	1.6%	—	—	1.6%

Liabilities
Notes payable, principal outstanding
Variable Rate	$—	$—	$72,800	$41,000	$—	$—	$113,800	$114,327
Weighted-average interest rate (3)	—	—	3.4%	3.5%	—	—	3.4%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30‑day LIBOR rate as of December 31, 2017.
(3) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2017, where applicable.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At December 31, 2017, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At December 31, 2017, we were exposed to market risks related to fluctuations in interest rates on $113.8 million of variable rate debt outstanding. This amount does not take into account the impact of $48.5 million of a forward interest rate swap agreement that was not yet effective as of December 31, 2017. Based on interest rates as of December 31, 2017, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2018, interest expense on our variable rate debt would increase or decrease by $1.1 million.
The weighted average interest rate of our variable rate debt at December 31, 2017 was 3.42%.  The interest rate represents the actual interest rate in effect at December 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2017 where applicable.
For a discussion of the interest rate risks related to the current capital and credit markets, see Part I, Item 1A, “Risk Factors.”

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended.
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2017, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Peter M. Bren	President and Director	84
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	66
Jeffrey K. Waldvogel	Chief Financial Officer	40
Stacie K. Yamane	Chief Accounting Officer	53
George R. Bravante, Jr.	Independent Director	59
Jon D. Kline	Independent Director	51
Keith P. Russell	Independent Director	72
_____________________
* As of March 1, 2018.
Peter M. Bren is our President and a director, positions he has held since January 2015 and July 2017, respectively. He is also Chairman and President of our advisor, and is President of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for these entities since October 2004, June 2005, August 2007 and January 2010, respectively. Mr. Bren is President and a director of KBS Legacy Partners Apartment REIT, positions he has held since August 2009 and July 2009, respectively. Mr. Bren is President and a director of KBS Growth & Income Venture Fund, Inc. (“KBS Growth & Income Venture Fund”), positions he has held since July 2017. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2008, 2009, 2009 and 2013, respectively.
Mr. Bren is Chairman and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2017, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $24 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
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
Mr. Bren has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to taking his current positions as Chairman and President of KBS Capital Advisors and KBS Realty Advisors, he served as the President of The Bren Company, was a Senior Partner of Lincoln Property Company and was President of Lincoln Property Company, Europe. Mr. Bren is a member of the UCLA Anderson School of Management Board of Advisors and is a founding member of the Richard S. Ziman Center for Real Estate at the UCLA Anderson School of Management.

Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2015. He is also the Chief Executive Officer of our advisor and Chairman of the Board, Chief Executive Officer and a director of KBS REIT I, positions he has held for these entities since October 2004 and June 2005, respectively; Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively; and Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS Growth & Income Venture Fund, positions he has held since July 2017. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager. KBS Holdings is a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2008, 2009, 2009 and 2013, respectively.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2017, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $24 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
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
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly-formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development. Mr. Schreiber also serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts. He is also a member of the National Council of Real Estate Investment Fiduciaries. Mr. Schreiber has served as a member of the board of directors and executive committee of The Irvine Company since August 2016, and since December 2016, Mr. Schreiber has served on the Board of Trustees of The Irvine Company.
Our board of directors has concluded that Mr. Schreiber is qualified to serve as a director and Chairman of the Board for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2017, Mr. Schreiber had been involved in the investment in or management of over $24 billion of real estate investments through KBS affiliates. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, KBS REIT II and KBS REIT III, and as a director and trustee of the Irvine Company, Mr. Schreiber will bring to our board of directors demonstrated management and leadership ability.

Jeffrey K. Waldvogel is our Chief Financial Officer, Treasurer and Secretary, positions he has held since June 2015, April 2017 and April 2017, respectively. He is also the Chief Financial Officer of our advisor, and Chief Financial Officer and Assistant Secretary of KBS REIT I, KBS REIT II and KBS REIT III, positions he has held for each of these entities since June 2015. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II, positions he has held for each of these entities since June 2015. Mr. Waldvogel also is Chief Financial Officer, Treasurer and Secretary of KBS Growth & Income Venture Fund, positions he has held since July 2017. Mr. Waldvogel is a member of the investment committee formed by KBS Capital Advisors to evaluate and recommend new investment opportunities for us.
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
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2015. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II and KBS Growth & Income Venture Fund, positions she has held for these entities since October 2008, October 2008, October 2008, August 2009, August 2009, January 2010, February 2013 and July 2017, respectively. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008, she served as Controller of KBS REIT I.
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
Our board of directors has concluded that Mr. Bravante is qualified to serve as an independent director for reasons including his 30 years of experience in the real estate industry and his financial, strategic business and investment strategy abilities. Mr. Bravante’s broad executive experience provides him with key skills in working with directors, understanding board processes and functions, responding to our business’s financial, strategic and operational challenges and opportunities and overseeing management. Our board of directors believes that these attributes and the depth and breadth of Mr. Bravante’s exposure to complex real estate, financial and strategic issues throughout his career make him a valuable asset to our board of directors. Further, his service as a director and member of the audit committee of Sabre Corp and as a director of ExpressJet Holdings, both public companies, gives him additional perspective and insight into public companies such as ours.
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

Our board of directors has concluded that Mr. Russell is qualified to serve as an independent director for reasons including his expertise in the areas of risk management and financial analysis and his general investment experience. As a leading executive with several large financial institutions, Mr. Russell has extensive experience in assessing risks and reserves for companies in a wide range of financial situations, which contributes invaluable expertise to our board of directors. In addition, his service as a director and chair of the audit committee of Sunstone Hotel Investors, as a director and member of the audit committee of Hawaiian Electric Industries, Inc. and as a former director and chair of the audit committee of Nationwide Health Properties provides him an understanding of the requirements of serving on the board of, and the issues facing, a public real estate company such as ours.
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
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our conflicts committee, based upon recommendations from our advisor. Our executive officers, Messrs. Bren and Schreiber, manage and control our advisor, and through our advisor, they are involved in recommending the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2017.

Name	Fees Earned in 2017 or Paid in Cash (1)	All Other Compensation	Total
George R. Bravante, Jr.	$104,829	$—	$104,829
Jon D. Kline	103,329	—	103,329
Keith P. Russell	109,829	—	109,829
Charles J. Schreiber, Jr. (2)	—	—	—
Peter McMillan III (2) (3)	—	—	—
Peter M. Bren (2)	—	—	—
_____________________
(1) Fees Earned in 2017 or Paid in Cash include meeting fees earned in: (i) 2016 but paid or reimbursed in the first quarter of 2017 as follows: Bravante $3,333, Mr. Kline $3,333, and Mr. Russell $3,333; and (ii) 2017 but paid or to be paid in 2018 as follows: Mr. Bravante $7,333, Mr. Kline $8,333, and Mr. Russell $7,333.
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
Stock Ownership
The following table shows, as of March 1, 2018, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock or Class T common stock, respectively (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Burns Family Trust	—		—	21,175	7.47%
Burnell D & Shirley Kraft Rev Trust	—		—	16,304	5.75%
Julie W Lorenzen	—		—	15,961	5.63%
Comrit Investments I, Limited Partnership (2)	1,755,752		19.70%	—	—
Peter M. Bren (3)	31,833	(4) (5)	0.23%	—	—
Charles J. Schreiber, Jr. (3)	56,529	(4)	0.51%	—	—
Jeffrey K. Waldvogel	—		—	—	—
Stacie K. Yamane	—		—	—	—
George R. Bravante, Jr.	—		—	—	—
Jon D. Kline	—		—	—	—
Keith P. Russell	—		—	—	—
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
(4) Includes 20,404.0430 shares of our Class A common stock owned by KBS Capital Advisors, which is indirectly owned and controlled by Messrs. Bren and Schreiber.
(5) Excludes 21,609.1590 shares of our Class A common stock held by three of Mr. Bren’s children for which Mr. Bren disclaims beneficial ownership.  On August 11, 2015, Mr. Bren purchased 21,181.2390 shares of our Class A common stock on behalf of and for the accounts of three of his children.  The balance of the shares were issued to Mr. Bren’s children as a stock dividend.

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
Certain Transactions with Related Persons
As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. KBS Holdings LLC acts as our sponsor. KBS Holdings owns and controls our advisor, KBS Capital Advisors LLC, and the dealer manager for our initial private and public offerings, KBS Capital Markets Group LLC. Messrs. Bren and Schreiber, two of our directors and executive officers, own a controlling interest in our sponsor and indirectly own and control KBS Capital Advisors and KBS Capital Markets Group.
Our Relationship with KBS Capital Advisors. Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties on our behalf in compliance with our investment objectives and policies;

•	arranging for financing and refinancing of our properties;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and our overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging in and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on June 11, 2015 in connection with our initial private offering. On April 28, 2016, we entered an amended and restated advisory agreement in connection with the launch of our initial public offering which has been amended and renewed at various times thereafter. For the period from January 1, 2016 through the most recent date practicable, which was January 31, 2018, we compensated our advisor as set forth below.
Our advisor or its affiliates have paid, and will pay in the future, certain of our organization and offering costs. In our initial private offering we reimbursed our advisor for all organization and offering costs incurred on our behalf. In the public offering, we reimbursed our advisor and dealer manager for commercially reasonable organization and offering expenses they incurred on our behalf in connection with our initial public offering up to an amount that, when combined with selling commissions, dealer manager fees, and the stockholder servicing fee, and all other amounts spent by us on organization and offering expenses, does not exceed 15% of the aggregate gross proceeds of our primary initial public offering and the offering under our distribution reinvestment plan as of the date of reimbursement. In addition, our advisor and its affiliates are responsible for any organization and offering expenses (excluding selling commissions, the dealer manager fee and the stockholder serving fee) related to the primary public offering to the extent they exceed 1.0% of gross primary offering proceeds as of the termination of the primary offering. In the ongoing private offering our advisor has agreed to pay directly all offering expenses related to our second private offering without reimbursement by us.
Our advisor incurred approximately $1.5 million of organization and other offering expenses related to the initial private offering on our behalf, all of which we had reimbursed. From the inception of our public offering through December 31, 2016 and from January 1, 2017 through January 31, 2018, our advisor incurred approximately $3.7 million and $0.6 million, respectively of organization and offering expenses related to the public offering on our behalf, all of which was outstanding as of January 31, 2018. From the inception on October 3, 2017 of our ongoing private offering through January 31, 2018, our advisor incurred approximately $1.5 million of organization and offering expenses related to the second private offering on our behalf.
For acquisitions prior to August 9, 2017, we incurred acquisition fees payable to our advisor equal to 2.0% of the cost of investments acquired by us, including acquisition expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment budgeted as of the date of acquisition. Acquisition fees relate to services provided in connection with the selection and acquisition of real estate investments. Acquisition fees from January 1, 2016 through December 31, 2016 totaled approximately $2.3 million. We amended our advisory agreement on August 9, 2017 to eliminate the payment of an acquisition fee to our advisor and do not expect to incur real estate acquisition fees to affiliates going forward.
We also reimburse our advisor for customary acquisition expenses, whether or not we ultimately acquire the asset. From January 1, 2016 through December 31, 2016, our advisor and its affiliates incurred $0.3 million of dead deal costs. From January 1, 2017 through January 31, 2018, our advisor and its affiliates did not incur any such costs on our behalf.
We pay our advisor a monthly fee for asset management services. Through August 8, 2017, this fee was equal to the lesser of one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to the investments. As of August 9, 2017, the fee is equal to one-twelfth of 1.0% of the cost of our investments, including the portion of the investment that is debt financed. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus the budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. From January 1, 2016 through December 31, 2016, our asset management fees totaled $0.4 million. From January 1, 2017 through January 31, 2018, our asset management fees totaled $1.3 million. Of this amount, $0.5 million relating to the second and third quarters of 2017 was waived and $0.6 million relating to the period from October 1, 2017 to January 31, 2018 was accrued but payment was deferred by our advisor.
For property management fees, we pay the co-manager a monthly fee equal to a percentage of the rent (to be determined on a property by property basis, consistent with current market rates), payable and actually collected for the month, from certain property acquisitions for which we have entered a property management agreement with the co-manager. From January 1, 2016 through December 31, 2016, our property management fees totaled $68,000. From January 1, 2017 through January 31, 2018, our property management fees totaled $136,000, of which $20,000 was outstanding as of January 31, 2018.

Under our advisory agreement, we reimburse our advisor and its affiliates for certain expenses they incur in connection with their provision of services to us, including our allocable share of the salaries, benefits and overhead of internal audit department personnel providing services to us and promotional costs and expenses related to the leasing of properties. We do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2016 through December 31, 2016, we had reimbursed our advisor for $0.2 million of operating expenses, including $0.1 million of employee costs. From January 1, 2017 through January 31, 2018, we had reimbursed our advisor for $0.2 million of operating expenses, including $176,000 of employee costs. As of January 31, 2018, we had $39,000 of operating expenses outstanding, including $38,000 of employee costs.
We, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, KBS Capital Markets Group, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the plan, and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. Our advisor’s and our dealer manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. We have renewed our participation in the program, and the program is effective through June 30, 2018. As KBS REIT I is implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
Our Relationship with KBS Capital Markets Group. We initially entered into a dealer manager agreement with KBS Capital Markets Group on June 11, 2015 in connection with the launch of our private offering. On April 28, 2016 we launched our initial public offering and entered a new dealer manager agreement with our dealer manager with respect to the public offering.
In both offerings, we paid the dealer manager up to 6.5% of the price per share of Class A common stock sold in the primary portion of the offering as a selling commission. For Class T common stock sold in the primary public offering, we paid selling commissions to the dealer manager in an amount up to 3.0% of the price per share of Class T common stock. The dealer manager reallowed 100% of selling commissions earned to participating broker-dealers. No sales commissions were paid on shares sold through the distribution reinvestment plan.  In both offerings, we paid the dealer manager up to 2.0% of the price per share of common stock sold in the primary portion of the private offering as a dealer manager fee. No dealer manager fee was payable on shares sold under the distribution reinvestment plan. From its dealer manager fee, the dealer manager could reallow to any participating broker-dealer up to 1.0% of the price per share of common stock sold in the offerings attributable to that participating broker-dealer as a marketing fee and in select cases the dealer manager could increase the reallowance.
From January 1, 2016 through December 31, 2016, we incurred selling commissions of $3.0 million of which 100% was reallowed to participating broker-dealers. From January 1, 2017 through January 31, 2018, we incurred selling commissions of $0.1 million of which 100% was reallowed to participating broker dealers. From January 1, 2016 through December 31, 2016, we incurred dealer manager fees of $1.1 million, of which $0.5 million was reallowed by our dealer manager to participating broker-dealers. From January 1, 2017 through January 31, 2018, we incurred dealer manager fees of $51,000, of which $24,000 was reallowed by our dealer manager to participating broker-dealers.
In addition to selling commissions and dealer manager fees, and subject to the limitations on organization and offering expenses described above, we are also obligated to reimburse our dealer manager and its affiliates for certain offering-related expenses that they incur on our behalf. These expenses include, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, and meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers. We reimburse our dealer manager for such underwriting compensation incurred as discussed in our documents. We also directly pay or reimburse our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. From January 1, 2016 through December 31, 2016, we had reimbursed our dealer manager for $1.1 million in expenses related to the initial private offering. From January 1, 2016 through December 31, 2016, we had reimbursed our dealer manager for $28,000 in expenses related to the public offering. From January 1, 2017 through January 31, 2018, our dealer manager had incurred $79,000 of expenses outstanding related to the public offering.

Through the termination of our primary public offering on June 30, 2017, we paid the dealer manager an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the primary offering. The stockholder servicing fee accrued daily and was paid monthly in arrears, and the dealer manager reallowed 100% of the stockholder servicing fee to the broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share. No stockholder servicing fee was paid with respect to Class T shares purchased through the distribution reinvestment plan or issued pursuant to a stock dividend. From July 26, 2016 through December 31, 2016 and from January 1, 2017 through the termination of our primary public offering June 30, 2017, we incurred stockholder servicing fees of $37,000 and $12,000, respectively, all of which was reallowed to the broker dealer of record.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2017, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2017 and 2016 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2017 and 2016, are set forth in the table below.

	2017	2016
Audit fees	$382,200	$423,200
Audit-related fees	—	—
Tax fees	36,289	44,025
All other fees	285	285
Total	$418,774	$467,510
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
The following financial statement schedule is included herein at pages F-36 through F-37 of this report:
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

4.2
Statement regarding restrictions in transferability of shares of common stock issued in a private offering (to be sent upon request and without charge to stockholders), incorporated by reference to Exhibit 4.1 on the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017

4.3
Statement regarding restrictions on transferability of shares of common stock issued in a public offering (to be sent upon request and without charge to stockholders), incorporated by reference to Exhibit 4.2 on the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017

4.4
Third Amended and Restated Distribution Reinvestment Plan, dated August 9, 2017, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 10, 2017

4.5	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of April 27, 2017, incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 10, 2017

10.2
Agreement Regarding Payment of Certain Items of Compensation and Expenses Related to the Offering of Class A Shares Through an Online Distribution Channel by and among the Company, KBS Capital Advisors LLC, and KBS Capital Markets Group LLC dated as of April 27, 2017, incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 10, 2017

10.3
Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of August 9, 2017, incorporated by reference to Exhibit 10.2 on the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017

10.4
Purchase and Sale Agreement, by and among 213 W. Institute Owner LLC, 218-224 W Chicago Owner LLC and KBSGI 213 West Institute Place, LLC, effective as of August 29, 2017, incorporated by reference to Exhibit 10.4 on the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017

10.5
Second Amended and Restated Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of September 29, 2017, incorporated by reference to Exhibit 10.3 on the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017

Ex.	Description

10.6
Dealer Manager Agreement, by and between the Company, KBS Capital Advisors LLC and North Capital Private Securities Corporation, dated as of September 29, 2017, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed October 5, 2017

10.7	Loan Agreement, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018

10.8
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by KBSGI 421 SW 6th Avenue, LLC to Chicago Tile Insurance Company for the benefit of Metropolitan Life Insurance Company, dated as of January 18, 2018

10.9	Guaranty of Recourse Obligations, by and between KBSGI REIT Properties, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018

10.10	Promissory Note, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018

10.11	Real Estate Property Co-Management Agreement, by and between and KBS Management Group LLC dated as of November 9, 2017

10.12	Amended and Restated Promissory Note with J.P. Morgan Chase Bank, N.A. dated November 9, 2017

10.13	Amended and Restated Term Loan and Security Agreement with J.P. Morgan Chase Bank, N.A. dated November 9, 2017

10.14	Amended and Restated Guaranty in favor of J.P. Morgan Chase Bank, N.A. dated November 9, 2017

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

23.2	Consent of Duff & Phelps

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016 and for the Period from January 27, 2015 to December 31, 2015	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017 and 2016 and for the Period from January 27, 2015 to December 31, 2015	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016 and for the Period from January 27, 2015 to December 31, 2015	F-6
Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule
Schedule III ─ Real Estate Assets and Accumulated Depreciation and Amortization	F-36
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
KBS Growth & Income REIT, Inc.
We have audited the accompanying consolidated balance sheets of KBS Growth & Income REIT, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2017 and 2016 and the period from January 27, 2015 to December 31, 2015, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years ended December 31, 2017 and 2016 and the period from January 27, 2015 to December 31, 2015, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2017-01
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses in 2017 due to the adoption of Accounting Standards Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Irvine, California
March 12, 2018

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Real estate:
Land	$31,309	$22,909
Buildings and improvements	142,400	105,435
Tenant origination and absorption costs	17,047	13,528
Total real estate, cost	190,756	141,872
Less accumulated depreciation and amortization	(9,627)	(3,292)
Total real estate, net	181,129	138,580
Cash and cash equivalents	2,523	15,666
Rents and other receivables, net	1,920	956
Above-market leases, net	180	210
Prepaid expenses and other assets	1,388	501
Total assets	$187,140	$155,913
Liabilities and stockholders’ equity
Notes payable, net	$112,780	$81,375
Accounts payable and accrued liabilities	2,717	2,023
Due to affiliates	1,787	1,434
Distributions payable	385	377
Below-market leases, net	5,910	5,029
Other liabilities	1,828	1,254
Total liabilities	125,407	91,492
Commitments and contingencies (Note 11)
Redeemable common stock	2,314	1,791
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,149,100 and 8,846,164 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	91	88
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 281,537 and 94,018 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	3	1
Additional paid-in capital	76,265	71,992
Cumulative distributions and net losses	(16,940)	(9,451)
Total stockholders’ equity	59,419	62,630
Total liabilities and stockholders’ equity	$187,140	$155,913
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period from January 27, 2015 to December 31, 2015
Revenues:
Rental income	$13,577	$6,179	$879
Tenant reimbursements	3,288	630	69
Other operating income	96	46	—
Total revenues	16,961	6,855	948
Expenses:
Operating, maintenance, and management	3,783	1,497	217
Property management fees and expenses to affiliate	124	68	—
Real estate taxes and insurance	2,087	619	115
Asset management fees to affiliate	632	399	22
Real estate acquisition fees to affiliate	—	2,316	428
Real estate acquisition fees and expenses	—	405	152
General and administrative expenses	1,471	1,532	158
Depreciation and amortization	7,618	3,004	341
Interest expense	3,287	1,224	292
Total expenses	19,002	11,064	1,725
Other income (loss):
Interest and other income	48	120	1
Loss from extinguishment of debt	(206)	—	—
Total other (loss) income	(158)	120	1
Net loss	$(2,199)	$(4,089)	$(776)

Class A Common Stock:
Net loss	$(2,131)	$(4,080)	$(773)
Net loss per common share, basic and diluted	$(0.23)	$(0.55)	$(1.29)
Weighted-average number of common shares outstanding, basic and diluted	9,080,826	7,393,983	598,123

Class T Common Stock:
Net loss	$(68)	$(9)	$(3)
Net loss per common share, basic and diluted	$(0.28)	$(0.68)	$(1.62)
Weighted-average number of common shares outstanding basic and diluted	246,737	13,718	1,774
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, January 27, 2015	20,000	$—	—	$—	$200	$—	$200
Net loss	—	—	—	—	—	(776)	(776)
Issuance of common stock	2,194,161	22	—	—	19,083	—	19,105
Transfers to redeemable common stock	—	—	—	—	(54)	—	(54)
Stock dividends issued	2,660	—	—	—	24	(24)	—
Distributions declared	—	—	—	—	—	(195)	(195)
Commissions on stock sales and dealer manager fees to affiliate	—	—	—	—	(1,085)	—	(1,085)
Other offering costs	—	—	—	—	(1,089)	—	(1,089)
Balance, December 31, 2015	2,216,821	22	—	—	17,079	(995)	16,106
Net loss	—	—	—	—	—	(4,089)	(4,089)
Issuance of common stock	6,559,574	65	93,918	1	60,532	—	60,598
Transfers to redeemable common stock	—	—	—	—	(1,738)	—	(1,738)
Stock dividends issued	69,769	1	100	—	711	(712)	—
Distributions declared	—	—	—	—	—	(3,655)	(3,655)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,200)	—	(4,200)
Other offering costs	—	—	—	—	(392)	—	(392)
Balance, December 31, 2016	8,846,164	88	94,018	1	71,992	(9,451)	62,630
Net loss	—	—	—	—	—	(2,199)	(2,199)
Issuance of common stock	380,538	2	185,845	2	5,417	—	5,421
Transfers to redeemable common stock	—	—	—	—	(523)	—	(523)
Redemptions of common stock	(145,214)	—	—	—	(1,210)	—	(1,210)
Stock dividends issued	67,612	1	1,674	—	706	(707)	—
Distributions declared	—	—	—	—	—	(4,583)	(4,583)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(103)	—	(103)
Other offering costs	—	—	—	—	(14)	—	(14)
Balance, December 31, 2017	9,149,100	$91	281,537	$3	$76,265	$(16,940)	$59,419
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2017	Year Ended December 31, 2016	For the Period from January 27, 2015 to December 31, 2015
Cash Flows from Operating Activities:
Net loss	$(2,199)	$(4,089)	$(776)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,618	3,004	341
Property damage loss	—	134	—
Deferred rents	(898)	(500)	(226)
Allowance for doubtful accounts	161	31	—
Amortization of above- and below-market leases, net	(1,484)	(708)	(9)
Amortization of deferred financing costs	725	162	26
Unrealized gain on derivative instrument	(178)	—	—
Loss from extinguishment of debt	206	—	—
Changes in operating assets and liabilities:
Rents and other receivables	(159)	(93)	(79)
Prepaid expenses and other assets	(812)	(444)	(62)
Accounts payable and accrued liabilities	289	1,641	210
Due to affiliates	416	(172)	205
Other liabilities	574	999	256
Net cash provided by (used in) operating activities	4,259	(35)	(114)
Cash Flows from Investing Activities:
Acquisitions of real estate	(43,659)	(115,034)	(21,277)
Improvements to real estate	(3,772)	(124)	—
Net cash used in investing activities	(47,431)	(115,158)	(21,277)
Cash Flows from Financing Activities:
Proceeds from notes payable	42,250	71,589	17,246
Proceeds from note payable to affiliate	—	—	2,630
Principal payments on notes payable	(11,260)	(5,125)	(900)
Principal payments on note payable to affiliate	—	—	(2,630)
Payments of deferred financing costs	(417)	(1,308)	(315)
Cash distribution advance from affiliate	—	1,139	198
Proceeds from issuance of common stock	3,107	58,805	19,051
Payments to redeem common stock	(1,210)	—	—
Payments of commissions on stock sales and related dealer manager fees	(103)	(4,200)	(1,085)
Other offering costs paid to affiliates	(63)	(968)	—
Payments of other offering costs	(14)	(392)	(58)
Distributions paid to common stockholders	(2,261)	(1,574)	(53)
Net cash provided by financing activities	30,029	117,966	34,084
Net (decrease) increase in cash and cash equivalents	(13,143)	2,773	12,693
Cash and cash equivalents, beginning of period	15,666	12,893	200
Cash and cash equivalents, end of period	$2,523	$15,666	$12,893
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,605	$1,077	$214
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$707	$712	$24
Increase in other offering costs due to affiliates	$—	$—	$1,031
Increase in cash distributions payable	$—	$289	$88
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$2,314	$1,792	$54
Increase in accrued improvements to real estate	$393	$61	$22
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
As of December 31, 2017, the Company had invested in four office properties. The Company intends to invest in a diverse portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy.
The Company commenced a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended, on June 11, 2015, pursuant to which the Company offered a maximum of $105,000,000 in shares of its Class A common stock for sale to accredited investors (the “Initial Private Offering”), of which $5,000,000 of Class A shares were offered pursuant to the Company’s distribution reinvestment plan. The Company ceased offering shares in the primary portion of the Initial Private Offering on April 27, 2016 and processed subscriptions for the primary Initial Private Offering dated on or prior to April 27, 2016 through May 30, 2016. KBS Capital Markets Group LLC (the “Dealer Manager”), an affiliate of the Advisor, served as the dealer manager of the Initial Private Offering pursuant to a dealer manager agreement dated June 11, 2015 (the “Initial Private Offering Dealer Manager Agreement”).
On February 4, 2015, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to register an initial public offering of its common stock to offer a maximum of $1,500,000,000 in shares of common stock for sale to the public in a primary offering, consisting of two classes of shares: Class A and Class T (the “Primary Offering”) and a maximum of  $800,000,000 in both classes of shares of its common stock pursuant to the Company’s distribution reinvestment plan (the “DRP Offering” and, together with the Primary Offering, the “Public Offering”). The SEC declared the Company’s registration statement effective on April 28, 2016 and the Company retained the Dealer Manager to serve as the dealer manager of the Public Offering pursuant to a dealer manager agreement dated April 28, 2016 (the “Public Offering Dealer Manager Agreement”). The Company terminated the Primary Offering effective June 30, 2017.
The Company continues to offer shares of common stock pursuant to the DRP Offering. In some states, the Company will need to renew the registration statement annually to continue the DRP Offering. The Company may terminate the DRP Offering at any time.
On October 3, 2017, the Company launched a private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which the Company is currently offering a maximum of $1,000,000,000 in shares of its Class A common stock to accredited investors (the “Second Private Offering”). Prior to the launch of the Second Private Offering, on September 29, 2017, the Company entered into a dealer manager agreement (the “NCPS Dealer Agreement”) with the Advisor and North Capital Private Securities Corporation (“NCPS”) in connection with the Second Private Offering.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.
The Company sold 122,721 and 270,415 shares of Class A and Class T common stock in the Primary Offering, for aggregate gross offering proceeds of $3.9 million. As of December 31, 2017, the Company had sold 355,087 and 9,348 shares of Class A and Class T common stock in the DRP Offering for aggregate gross offering proceeds of $3.5 million.
As of December 31, 2017, the Company had sold 65,130 Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $0.6 million.
As of December 31, 2017, the Company had redeemed 145,214 Class A shares for $1.2 million.
On August 11, 2015, two of the individuals who own and control the Company’s sponsor, Charles J. Schreiber, Jr. (who also acts as chief executive officer, the chairman of the board and a director of the Company) and Peter M. Bren (who also acts as president and director of the Company), purchased 21,181.2380 and 21,181.2390 shares of Class A common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The per share purchase price reflects an 8.5% discount to the $8.90 offering price in the Private Offering in effect on the date of their purchase because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the account of three of his children, and he has disclaimed beneficial ownership of the shares. The Company issued these shares in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
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
December 31, 2017

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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Real Estate Acquisition Valuation
As a result of the Company’s early adoption of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, acquisitions of real estate beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations). The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination or an asset acquisition. If substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or group of similar identifiable assets, then the set is not a business.  For purposes of this test, land and buildings can be combined along with the intangible assets for any in-place leases and accordingly, most acquisitions of investment properties would not meet the definition of a business and would be accounted for as an asset acquisition.  To be considered a business, a set must include an input and a substantive process that together significantly contributes to the ability to create an output. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. For asset acquisitions, the cost of the acquisition is allocated to individual assets and liabilities on a relative fair value basis. Acquisition costs associated with business combinations are expensed as incurred. Acquisition costs associated with asset acquisitions are capitalized.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2017. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2017.
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
Derivative Instruments
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company records these derivative instruments at fair value on the accompanying consolidated balance sheets. Derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows or other types of forecasted transactions are considered cash flow hedges. The change in fair value of the effective portion of a derivative instrument that is designated as a cash flow hedge is recorded as other comprehensive income (loss) on the accompanying consolidated statements of comprehensive income (loss) and consolidated statements of stockholders’ equity. The changes in fair value for derivative instruments that are not designated as a hedge or that do not meet the hedge accounting criteria are recorded as gain or loss on derivative instruments and included in interest expense as presented in the accompanying consolidated statements of operations.
The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When the Company determines that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and are presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability is recognized are included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Fair Value Measurements
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
December 31, 2017

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

The Company initially redeemed shares submitted as an ordinary redemption at 95.0% of the price paid to acquire the shares from the Company. Notwithstanding the foregoing, stock dividends were redeemed at the “net investment amount” per share, which was based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the Company’s prospectus, as supplemented, for the Public Offering. For each class of shares designated, this amount equaled $9.40 per share. In August 2017, the Company established an estimated net asset value (“NAV”) per share of its common stock, and began redeeming all shares submitted in connection with an ordinary redemption at 95.0% of the Company’s most recent estimated NAV per share as of the applicable redemption date.
The Company treats redemptions sought upon a stockholder’s death, qualifying disability or determination of incompetence differently from other redemptions:

•	There is no one-year holding requirement;

•
Before the Company established an estimated NAV per share in August 2017, the redemption price was the amount paid to acquire the shares from the Company. Notwithstanding the foregoing, stock dividends were redeemed at the “net investment amount” per share, which was based on the “amount available for investment/net investment amount” percentage shown in the estimated use of proceeds table in the prospectus, as supplemented, for the Public Offering. For each class of shares, this amount equaled $9.40 per share; and

•	Effective starting with the August 2017 redemption cycle, the redemption price will be the estimated NAV per share as of the redemption date.
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
On August 9, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $8.75 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of June 30, 2017. The change in the redemption price was effective for August 2017 through November 2017 redemption dates.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

On December 8, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $8.79 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to the Company’s net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. The change in the redemption price became effective for the December 2017 redemption date, which was December 29, 2017, and will be effective until the estimated value per share is updated.
The board may amend, suspend or terminate the share redemption program upon 30 days’ notice to stockholders, provided that the Company may increase or decrease the funding available for the redemption of shares pursuant to the share redemption program upon 10 business days’ notice. The Company may provide this notice by (a) including such information in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all publicly filed with the SEC or (b) a separate mailing to its stockholders.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock liability in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program is limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed are determinable and only contingent on an event that is likely to occur (e.g., the passage of time) the Company presents the net proceeds from the current year and prior year distribution reinvestment plan, net of current year redemptions, as redeemable common stock in its consolidated balance sheets.
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
Related Party Transactions
Pursuant to the Advisory Agreement, the Private Offering Dealer Manager Agreement and the Public Offering Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Private Offering and the Public Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is or was also obligated to reimburse the Advisor and Dealer Manager for organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. In addition, the Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See Note 9, “Related Party Transactions.”
In addition, in connection with certain property acquisitions, the Company, through indirect wholly owned subsidiaries, has entered into separate property management agreements (each, a “Property Management Agreement”) with KBS Management Group, LLC (the “Co-Manager”), an affiliate of the Advisor.
The Company records all related party fees as incurred, subject to any limitations described in the respective agreements. The Company had not incurred any disposition fees, subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2017.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Selling Commissions and Dealer Manager Fees
In the Initial Private Offering, the Company paid the Dealer Manager up to 6.5% of the price per share of Class A common stock sold in the primary portion of the Private Offering as a selling commission. The Dealer Manager reallowed 100% of selling commissions earned to participating broker-dealers. No sales commissions were paid on shares sold through the distribution reinvestment plan.  In the Private Offering, the Company paid the Dealer Manager up to 2.0% of the price per share of Class A common stock sold in the primary portion of the Private Offering as a dealer manager fee. No dealer manager fee was payable on shares sold under the distribution reinvestment plan. From its dealer manager fee, the Dealer Manager could reallow to any participating broker-dealer up to 1.0% of the price per share of Class A common stock sold in the Private Offering attributable to that participating broker-dealer as a marketing fee and in special cases the dealer manager could increase the reallowance.
In the Public Offering, the Company paid selling commissions to the Dealer Manager in amounts up to 6.5% of the price per share of Class A common stock sold in the primary portion of the Public Offering and up to 3.0% of the price per share of Class T common stock sold in the primary portion of the Public Offering. Additionally, in the Public Offering, the Company paid dealer manager fees to the Dealer Manager in an amount up to 2.0% of the price per share of Class A and Class T common stock sold in the primary portion of the Public Offering. The Dealer Manager reallowed all selling commissions to participating broker dealers and may generally reallow (from its dealer manager fee) to any participating broker dealer up to 1.0% of the gross proceeds from the primary portion of the Public Offering attributable to that participating broker dealer as a marketing fee and in select cases up to 1.5% of the gross proceeds from the primary portion of the Public Offering was reallowed. No selling commissions or dealer manager fees were payable on shares of common stock sold under the distribution reinvestment plan.
The Advisor has agreed to pay selling commissions to NCPS of 0.5% of the price per share of Class A common stock sold in the Second Private Offering on behalf of the Company without reimbursement by the Company.
Acquisition Fees
Through August 8, 2017, the Company paid the Advisor 2.0% of the cost of investments acquired by the Company, including acquisition expenses and any debt attributable to such investments, plus significant capital expenditures budgeted as of the date of acquisition related to the development, construction or improvement of a real estate property. Acquisition fees calculated based on capital expenditures budgeted as of the date of acquisition were paid at the time funds were disbursed pursuant to a final approved budget upon receipt of an invoice by the Company. On August 9, 2017, the Company entered into an amended and restated advisory agreement with the Advisor, which, among other changes, eliminates the payment of acquisition fees to the Advisor.
Acquisition Expenses
The Company reimburses the Advisor for customary acquisition expenses (including expenses relating to potential investments that the Company does not close), such as legal fees and expenses (including fees of independent contractor in-house counsel that are not employees of the Advisor), costs of due diligence (including, as necessary, updated appraisals, surveys and environmental site assessments), travel and communications expenses, accounting fees and expenses and other closing costs and miscellaneous expenses relating to the acquisition of real estate properties.
Stockholder Servicing Fee
During the Public Offering, the Company paid the Dealer Manager an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts that may be available to certain categories of purchasers) of Class T common stock sold in the Primary Offering solely to the extent there was a broker dealer of record with respect to such Class T share that had entered into a currently effective selected dealer agreement or servicing agreement that provided for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record was in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee accrued daily and was paid monthly in arrears, and the Dealer Manager reallowed 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share. No stockholder servicing fee was paid with respect to Class T shares purchased through the distribution reinvestment plan or issued pursuant to a stock dividend.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Company recorded the stockholder servicing fee as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum stockholder servicing fee payable in relation to the Class T share on the date the share was issued. For each share of Class T common stock in the Primary Offering, the maximum stockholder servicing fee equaled 4% of the purchase price per share (ignoring any discounts in purchase price that may be available to certain categories of purchasers). The Public Offering was terminated effective June 30, 2017. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan of the Company, the Company ceased accruing for stockholder servicing fees after June 30, 2017 and reversed the amounts previously accrued.
Asset Management Fee
Through August 8, 2017, the Company paid the Advisor a monthly fee equal to one-twelfth of 1.6% of the cost of its investments, less any debt secured by or attributable to the investments. The cost of the real property investments was calculated as the amount paid or allocated to acquire the real property, plus the budgeted capital improvement costs for the development, construction or improvements to the property once such funds were disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to the Advisor.
Beginning August 9, 2017, pursuant to an amended and restated advisory agreement with the Advisor, the Company pays the Advisor a monthly fee equal to one‑twelfth of 1.0% of the cost of the real property investments, including any debt financing on the property. Asset management fee will be calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and typical third‑party expenses related to the acquisition.
Property Management Fee
The Company pays the Co-Manager a monthly fee equal to a percentage of the rent (determined on a property by property basis, consistent with current market rates), payable and actually collected for the month, from certain property acquisitions for which the Company has entered a Property Management Agreement with the Co-Manager. See Note 9, “Related-Party Transactions — Real Estate Property Co-Management Agreements.”
Disposition Fee
For substantial assistance in connection with the sale of the Company’s assets, which includes the sale of a single asset or the sale of all or a portion of the Company’s assets through a portfolio sale, merger or business combination transaction, the Company will pay the Advisor or its affiliates a percentage of the contract sales price of the assets sold (including residential or commercial mortgage-backed securities issued by a subsidiary of the Company as part of a securitization transaction). The disposition fee will equal 1.5% of the contract sales price. The disposition fee is determined on a per transaction basis and is not cumulative. The Company will not pay a disposition fee upon the maturity, prepayment or workout of a loan or other debt-related investment, provided that (i) if the Company negotiates a discounted payoff with the borrower, the Company will pay a disposition fee and (ii) if the Company takes ownership of a property as a result of a workout or foreclosure of a loan, the Company will pay a disposition fee upon the sale of such property.
Reimbursement of Operating Expenses
Through September 28, 2017, the Company reimbursed the expenses incurred by the Advisor or its affiliates in connection with their provision of services to the Company, including the Company’s allocable share of the Advisor’s overhead, such as rent, employee costs, utilities and cybersecurity costs. The Company also reimbursed the Advisor for its allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company.
The Company reimbursed the Dealer Manager for certain fees and expenses it incurred for administering the Company’s participation in the DTCC Alternative Investment Product Platform, or the AIP Platform, with respect to certain accounts of the Company’s investors serviced through the AIP Platform.
Effective September 29, 2017, the Company will reimburse the Advisor for the following expenses it incurs in connection with providing services to the Company under the Advisory Agreement: the Company’s allocable portion of the costs of internal audit department personnel and promotional costs and expenses related to the leasing of properties.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

The Company has entered, together with KBS Real Estate Investment Trust I, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT II, Inc., the Dealer Manager, the Advisor and other KBS affiliated entities, an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I is implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2017. As of December 31, 2017, returns for the calendar years 2015 and 2016 remain subject to examination by major tax jurisdictions.
Segments
The Company had invested in four office buildings as of December 31, 2017. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the years ended December 31, 2017 and 2016 or the period from January 27, 2015 through December 31, 2015. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company has declared and issued stock dividends on shares of the Company’s common stock during the years ended December 31, 2017 and 2016 and the period from January 27, 2015 through December 31, 2015 as follows:

	Amount Declared per Share Outstanding (1)	Total Shares Issued
For the Period from January 27, 2015 through December 31, 2015	0.00252056 shares	2,660
Year Ended December 31, 2016	0.01000004 shares	69,869
Year Ended December 31, 2017	0.00666664 shares	69,286
_____________________
(1) Stock dividends have been declared on a monthly basis and the amount declared per share outstanding assumes the share was issued and outstanding each date that was a record date for stock dividends during the periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company ceased issuing stock dividends to all stockholders on September 5, 2017. The Company's board of directors does not expect to authorize any additional stock dividends.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

During the years ended December 31, 2017 and 2016 and the period from January 27, 2015 through December 31, 2015, aggregate cash distributions declared per share of Class A common stock were $0.49373176, $0.49999890 and $0.16712301 per share of Class A common stock, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the years ended December 31, 2017 and 2016, aggregate cash distributions declared per share of Class T common stock were $0.44464258 and $0.17462989, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Distributions for the period from January 27, 2015 through August 31, 2017 were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through December 31, 2017 were calculated at a rate of $0.00131849 per share per day. Each day during the year ended December 31, 2017 and the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2016 was a record date for distributions.
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

	Years Ended December 31,		For the Period from January 27, 2015 to December 31, 2015
	2017	2016
Net loss	$(2,199)	$(4,089)	$(776)
Less: Class A Common Stock cash distributions declared	4,472	3,649	195
Less: Class T Common Stock cash distributions declared	111	5	—
Undistributed net loss	$(6,782)	$(7,743)	$(971)

Class A Common Stock:
Undistributed net loss	$(6,603)	$(7,729)	$(968)
Class A Common Stock cash distributions declared	4,472	3,649	195
Net loss	$(2,131)	$(4,080)	$(773)
Net loss per common share, basic and diluted	$(0.23)	$(0.55)	$(1.29)
Weighted-average number of common shares outstanding, basic and diluted	9,080,826	7,393,983	598,123

Class T Common Stock:
Undistributed net loss	$(179)	$(14)	$(3)
Class T Common Stock cash distributions declared	111	5	—
Net loss	$(68)	$(9)	$(3)
Net loss per common share, basic and diluted	$(0.28)	$(0.68)	$(1.62)
Weighted-average number of common shares outstanding, basic and diluted	246,737	13,718	1,774
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
December 31, 2017

Recently Issued Accounting Standards Update
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In addition, the standard provided guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers upon transfer of control. ASU No. 2014-09 supersedes the revenue requirements in Revenue Recognition (Topic 605) and most industry-specific guidance throughout the Industry Topics of the Codification.  ASU No. 2014-09 does not apply to lease contracts within the scope of Leases (Topic 840). ASU No. 2014-09 was to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU No. 2015-14”), which deferred the effective date of ASU No. 2014-09 by one year. Early adoption is permitted but not before the original effective date. The Company elected to adopt the standard using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption, January 1, 2018. Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that are not completed as of January 1, 2018. A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that are not completed as of January 1, 2018.
The primary source of revenue for the Company is generated through leasing arrangements, which are excluded from this standard. Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that may be impacted by the new standard include other operating income and tenant reimbursements for substantial services earned at its properties.
For the year ended December 31, 2017, other operating income including parking revenues and tenant reimbursements for substantial services and other ancillary income in scope of ASC 606 were approximately 1% of consolidated revenue. Under current accounting standards, the Company typically recognizes other operating income when the amounts are fixed or determinable, collectability is reasonably assured, and services have been rendered. Under the new revenue recognition ASU, the recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. These services are normally provided at a point in time or over a specified period of time with respect to monthly parking revenue; therefore, revenue recognition under the new revenue recognition ASU is expected to be substantially similar to the recognition pattern under existing accounting standards.
Based on the Company’s evaluation of its contracts in scope, the adoption of the new revenue recognition standard is not expected to have a material impact to the Company’s financial statements on January 1, 2018.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In January 2018, the FASB issued a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also proposed a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.
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
December 31, 2017

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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows.  ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  The Company elected to early adopt ASU No. 2016-18 for the reporting period ended December 31, 2016 and it was applied retrospectively. As a result of the adoption of ASU No. 2016-18, there was no impact to the Company’s consolidated statements of cash flows as of December 31, 2017 and 2016, and for the period from January 27, 2015 to December 31, 2015 since the Company did not report any restricted cash for those periods.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

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

3.	RECENT ACQUISITION OF REAL ESTATE
During the year ended December 31, 2017, the Company acquired the following property (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Building and Improvements	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities	Total Purchase Price
Institute Property	Chicago	IL	11/9/2017	$8,400	$33,536	$4,118	$—	$(2,395)	$43,659
The intangible assets and liabilities acquired in connection with this acquisition has weighted-average amortization periods as of the date of acquisition as follows (in years):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Institute Property	5.7	—	5.9
The Company recorded this real estate acquisition as an asset acquisition. Included in the total purchase price was $0.5 million of capitalized acquisition costs. For the year ended December 31, 2017, the Company recognized $0.7 million of total revenues and $0.4 million of operating expenses from this property.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

4.	REAL ESTATE
As of December 31, 2017, the Company owned four office buildings containing 683,952 rentable square feet, which were collectively 97% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2017 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$20,892	$(1,758)	$19,134
Commonwealth Building	06/30/2016	Portland	OR	Office	76,413	(4,876)	71,537
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,241	(2,696)	44,545
Institute Property	11/09/2017	Chicago	IL	Office	46,210	(297)	45,913
					$190,756	$(9,627)	$181,129
As of December 31, 2017, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$19,134	10.2%	$2,277	$22.51	100.0%
Commonwealth Building	Portland, OR	224,122	71,537	38.2%	5,393	25.40	94.7%
The Offices at Greenhouse	Houston, TX	203,284	44,545	23.8%	4,201	20.66	100.0%
Institute Property	Chicago, IL	155,385	45,913	24.5%	3,718	25.28	94.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases had remaining terms, excluding options to extend, of up to 9.4 years with a weighted-average remaining term of 4.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.2 million and $0.6 million as of December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017 and 2016 and the period from January 27, 2015 through December 31, 2015, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.9 million, $0.5 million, and $0.2 million, respectively. As of December 31, 2017 and 2016, the cumulative deferred rent balance was $1.8 million and $0.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of December 31, 2017 and 2016, respectively.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

As of December 31, 2017, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2018	$14,410
2019	13,880
2020	13,019
2021	11,323
2022	9,672
Thereafter	12,882
$75,186
As of December 31, 2017, the Company had a concentration of credit risk related to AECOM, a tenant in The Offices at Greenhouse in the engineering industry, which represented 19% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 21% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of December 31, 2017, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of December 31, 2017, the Company’s real estate properties were leased to approximately 80 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and legal	14	$5,846	37.5%
Information	9	2,168	13.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2017, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

5.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2017 and 2016, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2017	2016	2017	2016	2017	2016
Cost	$17,047	$13,528	$213	$214	$(7,838)	$(5,727)
Accumulated Amortization	(3,480)	(1,253)	(33)	(4)	1,928	698
Net Amount	$13,567	$12,275	$180	$210	$(5,910)	$(5,029)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2017 and 2016 and for the period from January 27, 2015 through December 31, 2015 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,		For the Period from January 27, 2015 to December 31, 2015	For the Years Ended December 31,		For the Period from January 27, 2015 to December 31, 2015	For the Years Ended December 31,		For the Period from January 27, 2015 to December 31, 2015
	2017	2016		2017	2016		2017	2016
Amortization	$(2,826)	$(1,135)	$(144)	$(30)	$(4)	$—	$1,514	$712	$9
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2017 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$(3,175)	$(30)	$1,720
2019	(2,707)	(30)	1,369
2020	(2,342)	(28)	1,123
2021	(1,885)	(21)	687
2022	(1,543)	(21)	499
Thereafter	(1,915)	(50)	512
	$(13,567)	$(180)	$5,910
Weighted-Average Remaining Amortization Period	5.5	6.9	4.6

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

6.	NOTES PAYABLE
As of December 31, 2017 and 2016, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2017	Book Value as of December 31, 2016	Contractual Interest Rate as of December 31, 2017(1)	Effective Interest Rate as of December 31, 2017 (1)	Payment Type	Maturity Date (2)
Von Karman Tech Center Mortgage Loan (3)	$—	$11,260	(3)	(3)	(3)	(3)
Commonwealth Building Mortgage Loan (4)	41,000	41,000	One-month LIBOR + 2.15%	3.52%	Interest Only	07/01/2021
Term Loan (5)	72,800	30,550	One-month LIBOR + 2.00%	3.37%	Interest Only	11/09/2020
Unsecured Revolving Credit Facility (6)	—	—	(6)	(6)	(6)	(6)
Total notes payable principal outstanding	$113,800	$82,810
Deferred financing costs, net	(1,020)	(1,435)
Total notes payable, net	$112,780	$81,375
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2017. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2017 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2017, where applicable.
(2) Represents the maturity date as of December 31, 2017; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On May 9, 2017, the Company paid off the Von Karman Tech Center Mortgage Loan and Von Karman Tech was added to the Term Loan as a collateral property. See footnote (5) below.
(4) As of December 31, 2017, $41.0 million of the Commonwealth Building Mortgage Loan was outstanding and $6.4 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents. On January 18, 2018, the Company refinanced the Commonwealth Building Mortgage Loan. See Note 12, “Subsequent Events - Refinancing of the Commonwealth Building Mortgage Loan.”
(5) As of December 31, 2017, the outstanding balance under the Term Loan consisted of $48.5 million of term commitment and $24.3 million of revolving commitment, which bears interest at a rate per annum equal to 2.0% over one-month LIBOR. The Term Loan was secured by The Offices at Greenhouse, Von Karman Tech and Institute Property.
(6) On October 11, 2017, the Unsecured Revolving Credit Facility was cancelled without any funds being disbursed because the Company did not meet the equity raised requirement for the three-month period ending October 1, 2017.
During the years ended December 31, 2017 and 2016, the Company incurred $3.3 million and $1.2 million of interest expense. During the period from January 27, 2015 to December 31, 2015, the Company incurred $0.3 million of interest expense, of which $19,023 relates to a bridge loan from the Advisor. As of December 31, 2017 and 2016, $0.3 million and $0.2 million of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2017, 2016 and the period from January 27, 2015 to December 31, 2015, were $0.7 million, $0.2 million and $25,809 of amortization of deferred financing costs, respectively. Interest expense was reduced by $0.2 million as a result of a change in fair value of the Company’s derivative instruments for the year ended December 31, 2017.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2017 (in thousands):

2018	$—
2019	—
2020	72,800
2021	41,000
2022	—
Thereafter	—
$113,800

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

7.	DERIVATIVE INSTRUMENT
The Company enters into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates. The primary goal of the Company’s risk management practices related to interest rate risk is to prevent changes in interest rates from adversely impacting the Company’s ability to achieve its investment return objectives. The Company does not enter into derivatives for speculative purposes.
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining life of the interest rate swap decreases, the value of both positions will generally move towards zero.
During the year ended December 31, 2017, the Company entered into one interest rate swap with a notional amount of $48.5 million. This interest rate swap effectively fixes one-month LIBOR at a fixed-rate of 2.07% effective November 1, 2018 and maturing November 1, 2021. As of December 31, 2017, the interest rate swap is not designated as a hedging instrument. The Company classified the interest rate swap as prepaid expenses and other assets in the amount of $0.2 million on the accompanying consolidated balance sheet as of December 31, 2017.  For the year ended December 31, 2017, the Company recorded $0.2 million of unrealized gain on interest swap, which is included in interest expense in the accompanying consolidated statement of operations.

8.	FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Derivative instruments: The Company’s derivative instruments are presented at fair value on the accompanying consolidated balance sheets. The valuation of these instruments is determined using a proprietary model that utilizes observable inputs. As such, the Company classifies these inputs as Level 2 inputs. The proprietary model uses the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2017 and 2016, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2017			December 31, 2016
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$113,800	$112,780	$114,327	$82,810	$81,375	$82,443
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of December 31, 2017, the Company measured the following asset at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative - interest rate swap	$178	$—	$178	$—

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

9.	RELATED PARTY TRANSACTIONS
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
The Advisor also serves as the advisor for KBS REIT I, KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc. The Dealer Manager also serves as the dealer manager for KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.
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
During the year ended December 31, 2017, 2016 and the period from January 27, 2015 to December 31, 2015, no other business transactions occurred between the Company and KBS REIT I, KBS Real Estate Investment Trust II, Inc., KBS Real Estate Investment Trust III, Inc., KBS Strategic Opportunity REIT, Inc., KBS Legacy Partners Apartment REIT, Inc. and KBS Strategic Opportunity REIT II, Inc.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2017, 2016 and the period from January 27, 2015 to December 31, 2015, respectively, and any related amounts payable as of December 31, 2017 and 2016 (in thousands):

	Incurred Years Ended December 31,		Incurred for the Period from January 27, 2015 to December 31, 2015	Payable as of December 31,
	2017	2016		2017	2016
Expensed
Asset management fees (1)	$632	$399	$22	$418	$—
Reimbursement of operating expenses (2)	185	151	205	18	17
Property management fees (3)	124	68	—	13	16
Real estate acquisition fees (4)	—	2,316	428	—	—
Related party interest expense (5)	—	—	19	—	—
Other Arrangement
Advisor advance for cash distributions (6)	—	1,139	199	1,338	1,338
Additional Paid-in Capital
Selling commissions	78	3,029	817	—	—
Dealer manager fees	51	1,134	268	—	—
Stockholder servicing fees (7)	(26)	37	—	—	37
Reimbursable other offering costs (8)	14	392	1,080	—	26
	$1,058	$8,665	$3,038	$1,787	$1,434
_____________________
(1) Through August 8, 2017, the asset management fee payable to the Advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of the Company’s investments, less any debt secured by or attributable to the investments. Beginning on August 9, 2017, the asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. During the second and third quarters of 2017, the Company incurred $0.5 million of asset management fees, all of which were waived by the Advisor. The Advisor agreed to defer payment of the asset management fee for the fourth quarter of 2017 of $0.4 million, all of which was accrued by the Company as of December 31, 2017.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) On August 9, 2017, the Company entered into an amended and restated advisory agreement with the Advisor in which the Advisor will no longer be paid an acquisition fee in connection with acquisitions on or after August 9, 2017.
(5) Relates to interest expense as a result of a bridge loan from the Advisor. On August 12, 2015, in connection with the acquisition of Von Karman Tech Center, the Company borrowed $2.6 million pursuant to a bridge loan from the Advisor (the “Advisor Bridge Loan”). The principal under the promissory note bore simple interest from the date of the advance at the rate of 5% per annum. On September 3, 2015, the Company repaid $1.5 million of the Advisor Bridge Loan. On November 12, 2015, the Company paid off the remaining outstanding principal balance and interest due under the Advisor Bridge Loan of $1.1 million.
(6) See “Advance from the Advisor” below.
(7) The Public Offering was terminated effective June 30, 2017. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan of the Company, the Company ceased accruing for stockholder servicing fees after June 30, 2017 and reversed the amounts previously accrued.
(8) See “Organization and Offering Costs” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.2 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2017 and 2016, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
Commencing with the quarter ended December 31, 2016, the Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2017 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of December 31, 2017, the total advanced funds due to the Advisor from the Company was approximately $1.3 million. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

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

Property Name	Effective Date	Annual Fee Percentage
Von Karman Tech Center	07/31/2015	1.50%
Commonwealth Building	07/01/2016	1.25%
The Offices at Greenhouse	11/14/2016	0.25%
Institute Property	11/09/2017	1.00%
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
December 31, 2017

With respect to the Public Offering, the Advisor and the Dealer Manager generally paid the organization and offering expenses of the Company incurred in the Primary Offering (other than selling commissions, dealer manager fees and stockholder servicing fees) directly.
The Company reimbursed the Advisor, the Dealer Manager and its affiliates up to 1% of gross proceeds raised in the Primary Offering for commercially reasonable organization and offering expenses (other than selling commissions, dealer manager fees and stockholder servicing fees). The Advisor, the Dealer Manager and their affiliates were responsible for all organization and other offering expenses (which excludes selling commissions, dealer manager fees and stockholder servicing fees) paid related to the Primary Offering to the extent they exceeded 1% of gross proceeds raised in the Primary Offering. The Company did not reimburse the Dealer Manager for wholesaling compensation expenses.
During the Initial Private Offering, the Company was obligated to reimburse the Advisor and its affiliates for all organization and offering costs (excluding wholesaling compensation expenses) paid by them on behalf of the Company.
The Advisor has agreed to pay directly all offering expenses related to the Second Private Offering without reimbursement by the Company.
Through December 31, 2017, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.3 million. As of December 31, 2017, the Company had recorded $39,358 of organization and other offering expenses related to the Public Offering, which amounts represent the Company's maximum liability for organization and other offering costs as of December 31, 2017 based on the limitations described above. As of December 31, 2017, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of December 31, 2017, the Advisor had incurred $1.5 million in offering expenses related to the Second Private Offering.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

10.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,033	$4,187	$4,028	$4,713
Class A Common Stock:
Net loss	(190)	(406)	(760)	(775)
Net loss per common share, basic and diluted	(0.02)	(0.04)	(0.08)	(0.08)
Distributions declared per common share (1)	0.123	0.125	0.124	0.121
Class T Common Stock:
Net loss	(7)	(18)	(23)	(20)
Net loss per common share, basic and diluted	(0.05)	(0.07)	(0.08)	(0.08)
Distributions declared per common share (1)	0.099	0.100	0.124	0.121

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$596	$641	$2,441	$3,177
Class A Common Stock:
Net loss	(255)	(1,906)	(303)	(1,616)
Net loss per common share, basic and diluted	(0.07)	(0.23)	(0.03)	(0.18)
Distributions declared per common share (1)	0.123	0.125	0.126	0.126
Class T Common Stock:
Net loss	—	—	(1)	(8)
Net loss per common share, basic and diluted	(0.19)	(0.36)	(0.07)	(0.20)
Distributions declared per common share	—	—	0.074	0.101
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from January 1, 2016 through February 28, 2016 and March 1, 2017 through August 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through December 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00131849 per day.

11.	COMMITMENTS AND CONTINGENCIES
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
December 31, 2017

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
Cash Distributions Paid
On January 2, 2018, the Company paid distributions of $0.4 million, which related to cash distributions on the Company’s common stock, declared for daily record dates for each day in the period from December 1, 2017 through December 31, 2017. On February 1, 2018, the Company paid cash distributions of $0.4 million, which related to cash distributions on the Company’s common stock, declared for daily record dates for each day in the period from January 1, 2018 through January 31, 2018. On March 1, 2018, the Company paid distributions of $0.3 million, which related to cash distributions on the Company’s common stock, declared for daily record dates for each day in the period from February 1, 2018 through February 28, 2018.
Distributions Authorized
On January 24, 2018, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from March 1, 2018 through March 31, 2018, which the Company expects to pay in April 2018. On March 9, 2018, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from April 1, 2018 through April 30, 2018 and May 1, 2018 through May 31, 2018, which the Company expects to pay in May 2018 and June 2018, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day.
Refinancing of the Commonwealth Building Mortgage Loan
On January 18, 2018, the Company, through an indirect wholly owned subsidiary (the “Owner”), closed the refinancing of the Commonwealth Building Mortgage Loan with an unaffiliated lender (the “Refinancing”). The Company repaid $41.0 million of principal in satisfaction of the Commonwealth Building Mortgage Loan. The Refinancing was comprised of a maximum loan amount of up to $51.4 million. At closing, $45.0 million of the loan was funded and the remaining $6.4 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The loan under the Refinancing matures on February 1, 2023, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. Monthly payments are interest-only with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. The initial interest rate is 3.36% with the interest rate to be reset as set forth in the loan documents to the greater of 2.05% or a floating rate of 180 basis points over one-month LIBOR. If the LIBOR rate is equal to or greater than 2.90% for five consecutive business days, the Company has 30 days to enter into an interest rate cap agreement with a LIBOR strike rate of 3.90% or less. The Company has the right to prepay all or a portion of the loan under the Refinancing commencing on February 1, 2019, subject to certain fees and conditions contained in the loan documents.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2017

KBS GI REIT Properties, LLC (“KBS GI REIT Properties”), the Company’s wholly owned subsidiary, in connection with the Refinancing, is providing a guaranty of the payment of certain potential liabilities, costs, losses, damages, fees and expenses incurred by the lender relating to the loan under the Refinancing as a result of certain intentional actions or omissions of the Owner in violation of the loan documents, or certain other occurrences in relation to the Commonwealth Building and/or the Owner, including the recovery of certain funds under the loan documents, as further described in the guaranty. KBS GI REIT Properties is also providing a guaranty of the principal balance and any interest or other sums outstanding under the loan of the Refinancing in the event of: certain bankruptcy, insolvency or related proceedings involving the Owner as described in the guaranty; and any transfer of the Owner’s interest in the Commonwealth Building in violation of the loan documents.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2017
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Von Karman Tech Center	Irvine, CA	100%	(4)	$10,600	$10,799	$21,399	$(507)	$10,600	$10,292	$20,892	$(1,758)	1980	08/12/2015
Commonwealth Building	Portland, OR	100%	$41,000	7,300	66,544	73,844	2,569	7,300	69,113	76,413	(4,876)	1948	06/30/2016
The Offices at Greenhouse	Houston, TX	100%	(4)	5,009	41,595	46,604	637	5,009	42,232	47,241	(2,696)	2014	11/14/2016
Institute Place	Chicago, IL	100%	(4)	8,400	37,654	46,054	156	8,400	37,810	46,210	(297)	1908	11/09/2017
		TOTAL		$31,309	$156,592	$187,901	$2,855	$31,309	$159,447	$190,756	$(9,627)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $187.6 million (unaudited) as of December 31, 2017.
(4) As of December 31, 2017, these properties served as the security for the Term Loan, which had an outstanding principal balance of $72.8 million as of December 31, 2017.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2017
(dollar amounts in thousands)

	2017	2016	2015
Real Estate:
Balance at the beginning of the year	$141,872	$21,421	$—
Acquisitions	46,054	120,448	21,399
Improvements	4,096	185	22
Write off of fully depreciated and fully amortized assets	(1,266)	(48)	—
Loss due to property damage	—	(134)	—
Balance at the end of the year	$190,756	$141,872	$21,421
Accumulated depreciation and amortization:
Balance at the beginning of the year	$3,292	$341	$—
Depreciation and amortization expense	7,601	2,999	341
Write off of fully depreciated and fully amortized assets	(1,266)	(48)	—
Balance at the end of the year	$9,627	$3,292	$341

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 12, 2018.

KBS GROWTH & INCOME REIT, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 12, 2018
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 12, 2018
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 12, 2018
Stacie K. Yamane
/s/ GEORGE R. BRAVANTE, JR.	Director	March 12, 2018
George R. Bravante, Jr.
/s/ JON D. KLINE	Director	March 12, 2018
Jon D. Kline
/s/ KEITH P. RUSSELL	Director	March 12, 2018
Keith P. Russell