Form 10-Q
period 2018-03-31
KBS Growth & Income REIT, Inc.
filed 2018-05-08
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, there were 9,062,672 outstanding shares of Class A common stock and 286,698 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
March 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Real estate:
Land	$31,309	$31,309
Building and improvements	142,704	142,400
Tenant origination and absorption costs	16,849	17,047
Total real estate, cost	190,862	190,756
Less accumulated depreciation and amortization	(11,567)	(9,627)
Total real estate, net	179,295	181,129
Cash and cash equivalents	3,218	2,523
Rent and other receivables	2,512	1,920
Above-market leases, net	172	180
Prepaid expenses and other assets, net	2,004	1,388
Total assets	$187,201	$187,140
Liabilities and stockholders’ equity
Notes payable, net	$116,595	$112,780
Accounts payable and accrued liabilities	1,625	2,717
Due to affiliates	2,249	1,787
Distributions payable	380	385
Below-market leases, net	5,455	5,910
Other liabilities	2,070	1,828
Total liabilities	128,374	125,407
Commitments and contingencies (Note 9)
Redeemable common stock	—	2,314
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,010,139 and 9,149,100 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	90	91
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 284,605 shares and 281,537 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	76,997	76,265
Cumulative distributions and net losses	(18,263)	(16,940)
Total stockholders’ equity	58,827	59,419
Total liabilities and stockholders’ equity	$187,201	$187,140
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$4,414	$3,236
Tenant reimbursements	1,128	779
Other operating income	39	18
Total revenues	5,581	4,033
Expenses:
Operating, maintenance, and management	869	745
Property management fees and expenses to affiliate	42	29
Real estate taxes and insurance	751	457
Asset management fees to affiliate	456	214
General and administrative expenses	393	341
Depreciation and amortization	2,309	1,718
Interest expense	971	743
Total expenses	5,791	4,247
Other income:
Interest and other income	5	17
Total other income	5	17
Net loss	$(205)	$(197)

Class A Common Stock:
Net loss	$(199)	$(189)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)
Weighted-average number of common shares outstanding basic and diluted	9,095,165	8,964,835

Class T Common Stock:
Net loss	$(6)	$(8)
Net loss per common share, basic and diluted	$(0.02)	$(0.05)
Weighted-average number of common shares outstanding basic and diluted	283,592	165,947
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2017 and the Three Months Ended March 31, 2018 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	8,846,164	$88	94,018	$1	$71,992	$(9,451)	$62,630
Net loss	—	—	—	—	—	(2,199)	(2,199)
Issuance of common stock	380,538	2	185,845	2	5,417	—	5,421
Transfers to redeemable common stock	—	—	—	—	(523)	—	(523)
Redemptions of common stock	(145,214)	—	—	—	(1,210)	—	(1,210)
Stock dividends issued	67,612	1	1,674	—	706	(707)	—
Distributions declared	—	—	—	—	—	(4,583)	(4,583)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(103)	—	(103)
Other offering costs to affiliate	—	—	—	—	(14)	—	(14)
Balance, December 31, 2017	9,149,100	91	281,537	3	76,265	(16,940)	59,419
Net loss	—	—	—	—	—	(205)	(205)
Issuance of common stock	138,111	2	3,068	—	1,240	—	1,242
Transfers from redeemable common stock	—	—	—	—	1,803	—	1,803
Redemptions of common stock	(277,072)	(3)	—	—	(2,311)	—	(2,314)
Distributions declared	—	—	—	—	—	(1,118)	(1,118)
Balance, March 31, 2018	9,010,139	$90	284,605	$3	$76,997	$(18,263)	$58,827
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(205)	$(197)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,309	1,718
Deferred rents	(446)	(187)
Allowance for doubtful accounts	(84)	(5)
Amortization of above and below-market leases, net	(447)	(343)
Amortization of deferred financing costs	82	103
Unrealized gain on derivative instrument	(372)	—
Changes in operating assets and liabilities:
Rents and other receivables	(82)	(18)
Prepaid expenses and other assets	(310)	(117)
Accounts payable and accrued liabilities	(1,039)	(965)
Due to affiliates	462	(5)
Other liabilities	(442)	99
Net cash (used in) provided by operating activities	(574)	83
Cash Flows from Investing Activities:
Improvements to real estate	(530)	(75)
Net cash used in investing activities	(530)	(75)
Cash Flows from Financing Activities:
Proceeds from notes payable	45,000	—
Principal payments on notes payable	(41,000)	—
Payments of deferred financing costs	(6)	—
Proceeds from issuance of common stock	731	1,734
Payments to redeem common stock	(2,314)	—
Payments of commissions on stock sales, related dealer manager fees to affiliate and other offering costs	—	(147)
Reimbursements of other offering costs from affiliates	—	71
Payments of other offering costs	—	(23)
Distributions paid to common stockholders	(612)	(516)
Net cash provided by financing activities	1,799	1,119
Net increase in cash and cash equivalents	695	1,127
Cash and cash equivalents, beginning of period	2,523	15,666
Cash and cash equivalents, end of period	$3,218	$16,793
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,233	$627
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$—	$236
Increase in cash distributions payable	$—	$11
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$511	$588
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
As of March 31, 2018, the Company had invested in four office properties. The Company intends to invest in a diverse portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy.
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
March 31, 2018
(unaudited)

The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.
The Company sold 122,721 and 270,415 shares of Class A and Class T common stock in the Primary Offering for aggregate gross offering proceeds of $3.9 million. As of March 31, 2018, the Company had sold 410,149 and 12,417 shares of Class A and Class T common stock in the DRP Offering for aggregate gross offering proceeds of $4.0 million.
As of March 31, 2018, the Company had sold 125,322 shares of Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $1.1 million.
As of March 31, 2018, the Company had redeemed 422,286 Class A shares for $3.5 million.
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
As described above, the Company intends to use substantially all of the net proceeds from its private and public offerings to invest in a diverse portfolio of core real estate properties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017, except for the Company’s adoption of the revenue recognition standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2018. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
March 31, 2018
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company had invested in four office properties as of March 31, 2018. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Revenue Recognition
Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”) using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of the Company’s adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. The Company elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three months ended March 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 was $36,000 which was included in tenant reimbursements on the accompanying statements of operations.
Sales of Real Estate
Effective January 1, 2018, the Company adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  As a result of the adoption of ASU 610-20, there was no impact to the Company’s consolidated financial statements of operations for the three months ended March 31, 2018 and 2017 since the Company did not sell any real estate properties for those periods.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the three months ended March 31, 2018 and 2017, respectively. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

During the three months ended March 31, 2017, the Company declared stock distributions of 0.00249999 shares per share outstanding and issued a total of 22,685 shares. The Company ceased issuing stock dividends to all stockholders on September 5, 2017.  Stock dividends had been declared on a monthly basis and the amount declared per share outstanding assumed the share was issued and outstanding each date that was a record date for stock dividends during the periods presented. Stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend.
During the three months ended March 31, 2018 and 2017, aggregate cash distributions declared per share of Class A common stock were $0.11920680 and $0.12328740, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three months ended March 31, 2018 and 2017, aggregate cash distributions declared per share of Class T common stock were $0.11920680 and $0.09880255, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Distributions for the period from January 1, 2017 through March 31, 2017 were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from January 1, 2018 through March 31, 2018 were calculated at a rate of $0.00132452 per share per day. Each day during the three months ended March 31, 2018 and 2017 was a record date for distributions.
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
The Company’s calculated earnings per share for the three months ended March 31, 2018 and 2017 were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(205)	$(197)
Less: Class A Common Stock cash distributions declared	1,084	1,099
Less: Class T Common Stock cash distributions declared	34	16
Undistributed net loss	$(1,323)	$(1,312)
Class A Common Stock:
Undistributed net loss	$(1,283)	$(1,288)
Class A Common Stock cash distributions declared	1,084	1,099
Net loss	$(199)	$(189)
Net loss per common share, basic and diluted	$(0.02)	$(0.02)
Weighted-average number of common shares outstanding, basic and diluted	9,095,165	8,964,835
Class T Common Stock:
Undistributed net loss	$(40)	$(24)
Class T Common Stock cash distributions declared	34	16
Net loss	$(6)	$(8)
Net loss per common share, basic and diluted	$(0.02)	$(0.05)
Weighted-average number of common shares outstanding, basic and diluted	283,592	165,947

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Square Footage, Occupancy and Other Measures
 Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, or amounts derived from such measures, used to describe real estate investments included in these Condensed Notes to Consolidated Financial Statements are presented on an unaudited basis.
Recently Issued Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The standard requires lessors to identify lease and non-lease components under their leasing arrangements and allocate the total consideration in the lease agreement to these lease and non-lease components based on their relative standalone selling prices. Non-lease components will be subject to the new revenue recognition standard upon the Company’s adoption of the new leasing standard on January 1, 2019. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In March 2018, the FASB affirmed a proposed amendment to the leases ASU, which would add a transition option to the new leases standard that would allow entities to apply the transition provisions of the new standard at its adoption date instead of the earliest comparative periods presented in its financial statements. The FASB also tentatively approved a practical expedient that would permit lessors to not separate lease and non-lease components if certain conditions are met. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements and if adopted by the FASB, applying the transition option and electing the practical expedient of the proposed amendment.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

3.	REAL ESTATE
As of March 31, 2018, the Company owned four office properties containing 683,952 rentable square feet, which were collectively 97% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$20,825	$(1,833)	$18,992
Commonwealth Building	06/30/2016	Portland	OR	Office	76,531	(5,524)	71,007
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,241	(3,313)	43,928
Institute Property	11/09/2017	Chicago	IL	Office	46,265	(897)	45,368
					$190,862	$(11,567)	$179,295
As of March 31, 2018, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$18,992	10.1%	$2,243	$22.83	97.1%
Commonwealth Building	Portland, OR	224,122	71,007	37.9%	5,575	26.02	95.6%
The Offices at Greenhouse	Houston, TX	203,284	43,928	23.5%	4,201	20.66	100.0%
Institute Property	Chicago, IL	155,385	45,368	24.2%	3,767	25.37	95.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases had remaining terms, excluding options to extend, of up to 9.2 years with a weighted-average remaining term of 4.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.2 million as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.4 million and $0.2 million, respectively. As of March 31, 2018 and December 31, 2017, the cumulative deferred rent balance was $2.2 million and $1.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of March 31, 2018 and December 31, 2017, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

As of March 31, 2018, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2018 through December 31, 2018	$11,109
2019	14,132
2020	13,292
2021	11,527
2022	9,808
Thereafter	13,084
$72,952
As of March 31, 2018, the Company had a concentration of credit risk related to AECOM, a tenant in The Offices at Greenhouse in the engineering industry, which represented 19% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 21% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of March 31, 2018, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of March 31, 2018, the Company’s real estate properties were leased to approximately 80 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	15	$5,972	37.8%
Information technology	9	2,168	13.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2018, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Cost	$16,849	$17,047	$213	$213	$(7,693)	$(7,838)
Accumulated Amortization	(4,100)	(3,480)	(41)	(33)	2,238	1,928
Net Amount	$12,749	$13,567	$172	$180	$(5,455)	$(5,910)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Amortization	$(818)	$(633)	$(8)	$(8)	$455	$351

5.	NOTES PAYABLE
As of March 31, 2018, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of March 31, 2018 (1)	Effective Interest Rate at March 31, 2018 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,000	$41,000	One-month LIBOR + 1.80%	3.47%	Interest Only	02/01/2023
Term Loan (4)	72,800	72,800	One-month LIBOR + 2.00%	3.67%	Interest Only	11/09/2020
Notes payable principal outstanding	$117,800	$113,800
Deferred financing costs, net	(1,205)	(1,020)
Notes payable, net	$116,595	$112,780
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2018, where applicable.
(2) Represents the maturity date as of March 31, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On January 18, 2018, the Company refinanced the Commonwealth Building Mortgage Loan. See below, “Recent Financing Transactions - Refinancing of the Commonwealth Building Mortgage Loan.” As of March 31, 2018, $45.0 million of the Commonwealth Building Mortgage Loan was outstanding and $6.4 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of March 31, 2018, the outstanding balance under the Term Loan consisted of $48.5 million of term commitment and $24.3 million of revolving commitment, which bears interest at a rate per annum equal to 2.0% over one-month LIBOR. The Term Loan is secured by The Offices at Greenhouse, Von Karman Tech and Institute Property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

During the three months ended March 31, 2018 and 2017, the Company incurred $1.0 million and $0.7 million of interest expense, respectively. As of March 31, 2018 and December 31, 2017, $0.4 million and $0.3 million of interest expense were payable, respectively. Included in interest expense during the three months ended March 31, 2018 was $0.1 million of amortization of deferred financing costs and $0.2 million of debt refinancing costs. Included in interest expense during the three months ended March 31, 2017 was $0.1 million of amortization of deferred financing costs. Interest expense was reduced by $0.4 million as a result of a change in fair value of the Company’s derivative instruments for the three months ended March 31, 2018.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2018 (in thousands):

April 1, 2018 through December 31, 2018	$—
2019	—
2020	72,800
2021	—
2022	—
Thereafter	45,000
$117,800
Recent Financing Transactions
Refinancing of the Commonwealth Building Mortgage Loan
On January 18, 2018, the Company, through an indirect wholly owned subsidiary (the “Owner”), closed the refinancing of the Commonwealth Building Mortgage Loan with an unaffiliated lender (the “Refinancing”). The Company repaid $41.0 million of principal in satisfaction of the Commonwealth Building Mortgage Loan. The Refinancing was comprised of a maximum loan amount of up to $51.4 million. At closing, $45.0 million of the loan was funded and the remaining $6.4 million was available for future disbursements, subject to certain terms and conditions contained in the loan documents. The loan under the Refinancing matures on February 1, 2023, with two one-year extension options, subject to certain terms and conditions contained in the loan documents. Monthly payments are interest-only with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. The initial interest rate was 3.36% with the interest rate to be reset as set forth in the loan documents to the greater of a fixed rate of 2.05% or a floating rate of 180 basis points over one-month LIBOR. If the LIBOR rate is equal to or greater than 2.90% for five consecutive business days, the Company has 30 days to enter into an interest rate cap agreement with a LIBOR strike rate of 3.90% or less. The Company has the right to prepay all or a portion of the loan under the Refinancing commencing on February 1, 2019, subject to certain fees and conditions contained in the loan documents.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

6.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2018		December 31, 2017			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2018
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	2	$78,533	1	$48,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	3.23
_____________________
(1) Includes a forward interest rate swap in the amount of $48.5 million, which will become effective on November 1, 2018 and maturing on November 1, 2021 and a forward interest rate swap in the amount of $30.0 million, which will become effective on April 1, 2019 and maturing on November 1, 2022.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		March 31, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	1	$723	1	$178
Interest Rate Swaps	Other liabilities, at fair value	1	$(173)	—	$—
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Income statement related
Derivatives not designated as hedging instruments
Unrealized gain on interest rate swaps	$(372)	$—
Decrease in interest expense as a result of derivatives	$(372)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2018 and December 31, 2017, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$117,800	$116,595	$118,315	$113,800	$112,780	$114,327
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of March 31, 2018, the Company measured the following asset at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative - interest rate swap	$723	$—	$723	$—
Liability derivative - Interest rate swap	(173)	—	(173)	—

8.	RELATED-PARTY TRANSACTIONS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

The Advisor also serves as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”). The Dealer Manager also serves as the dealer manager for KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
The Company, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2017, the Company renewed its participation in the program, and the program is effective through June 30, 2018. As KBS REIT I was implementing its plan of liquidation, at renewal in June 2017, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage.
During the three months ended March 31, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2018 and 2017, respectively, and any related amounts payable as of March 31, 2018 and December 31, 2017 (in thousands).

	Incurred		Payable as of
	Three Months Ended March 31,
	2018	2017	March 31, 2018	December 31, 2017
Expensed
Asset management fees (1)	$456	$214	$874	$418
Reimbursement of operating expenses (2)	53	54	17	18
Property management fees (3)	42	29	20	13
Other Arrangement
Advisor advance for cash distributions (4)	—	—	1,338	1,338
Additional Paid-in Capital
Selling commissions	—	61	—	—
Dealer manager fees	—	35	—	—
Stockholder servicing fees (5)	—	51	—	—
Reimbursable other offering costs (6)	—	23	—	—
	$551	$467	$2,249	$1,787
_____________________
(1) Through August 8, 2017, the asset management fee payable to the Advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of the Company’s investments, less any debt secured by or attributable to the investments. Beginning on August 9, 2017, the asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of March 31, 2018, the Company had accrued and deferred payment of $0.9 million of asset management fees related to the fourth quarter of 2017 and first quarter of 2018.
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
(6) See “Organization and Offering Costs” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $52,999 and $52,342 for the three months ended March 31, 2018 and 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2018 and 2017, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2018
(unaudited)

Commencing with the quarter ended December 31, 2016, the Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2018 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of March 31, 2018, the total advanced funds due to the Advisor from the Company was approximately $1.3 million. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

(i)
the Company’s modified funds from operations (“MFFO”), as such term is defined by the Institute for Portfolio Alternatives and interpreted by the Company, for the immediately preceding month exceeds the amount of cash distributions declared for record dates of such prior month (an “MFFO Surplus”), and the Company will pay the Advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or

(ii)
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
March 31, 2018
(unaudited)

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
Through March 31, 2018, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.4 million. As of March 31, 2018, the Company had recorded $39,358 of organization and other offering expenses related to the Public Offering, which amounts represent the Company's maximum liability for organization and other offering costs as of March 31, 2018 based on the limitations described above. As of March 31, 2018, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of March 31, 2018, the Advisor had incurred $3.4 million in offering expenses related to the Second Private Offering.

9.	COMMITMENTS AND CONTINGENCIES
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
March 31, 2018
(unaudited)

10.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On April 2, 2018, the Company paid cash distributions of $0.4 million, which related to distributions on the Company’s common stock, declared for daily record dates for each day in the period from March 1, 2018 through March 31, 2018. On May 1, 2018, the Company paid cash distributions of $0.4 million, which related to distributions on the Company’s common stock, declared for daily record dates for each day in the period from April 1, 2018 through April 30, 2018.
Distributions Authorized
On March 9, 2018, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from May 1, 2018 through May 31, 2018, which the Company expects to pay in June 2018, calculated at a rate of $0.00132452 per share per day. On April 4, 2018, the Company’s board of directors authorized additional cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from May 1, 2018 through May 31, 2018, which the Company expects to pay in June 2018, calculated at a rate of $0.00012041 per share per day.
On May 7, 2018, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from June 1, 2018 through June 30, 2018, which the Company expects to pay in July 2018, and cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from July 1, 2018 through July 31, 2018, which the Company expects to pay in August 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00144493 per share per day.

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

•
We commenced investment operations on August 12, 2015 in connection with the acquisition of an office property and we have a limited operating history. As of March 31, 2018, we owned four office buildings with a fair value of $197.8 million and we have not acquired or identified any additional real estate investments that it is reasonably probable we will acquire with the proceeds from our offering stage. As such, our stockholders will not have an opportunity to evaluate investments before we make them.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through March 31, 2018 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

•
Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee for the fourth quarter of 2017 and first quarter of 2018. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and to fund our distributions may be adversely affected.

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

•
In February 2018, we exhausted funds available for all redemptions under our share redemption program for the remainder of 2018, and we can provide no assurances as to when we will be able to honor all redemption requests submitted.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, all filed with the Securities and Exchange Commission (the “SEC”).
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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of March 31, 2018, we had sold 410,149 and 12,417 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $4.0 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. As of March 31, 2018, we sold 125,322 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $1.1 million.
As of March 31, 2018, we had redeemed 422,286 Class A shares for $3.5 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of March 31, 2018, we owned four office buildings.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our operations. We will obtain the capital required to make real estate investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2018, we had raised approximately $85.8 million in gross offering proceeds from the sale of shares of our common stock in our initial private offering, second private offering and initial public offering. We terminated our primary initial public offering effective June 30, 2017 and launched a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act on October 3, 2017. We continue to offer shares of common stock under our publicly registered distribution reinvestment plan.
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
As of March 31, 2018, we owned four office properties that were 97% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the three months ended March 31, 2018 were met through cash flow generated by our real estate investments and with proceeds from our offerings.
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

(i)
Our modified funds from operations (“MFFO”), as such term is defined by the Institute for Portfolio Alternatives and interpreted by us, for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “MFFO Surplus”), and we will pay our advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or

(ii)
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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of March 31, 2018, our aggregate borrowings were approximately 66% of our net assets before deducting depreciation and other non-cash reserves.

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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through March 2018. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2018 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of March 31, 2018, we owned four office properties. During the three months ended March 31, 2018, net cash used in operating activities was $0.6 million, compared to net cash provided by operating activities of $0.1 million during the three months ended March 31, 2017. We expect that our cash flows from operating activities will increase in future periods to the extent we make additional acquisitions of real estate and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.5 million for the three months ended March 31, 2018 and consisted of cash used for improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, net cash provided by financing activities was $1.8 million and consisted primarily of the following:

•	$4.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $45.0 million, offset by principal payments on notes payable of $41.0 million;

•	$2.3 million of cash used for redemptions of common stock;

•	$0.7 million of net cash provided by offering proceeds related to our second private offering; and

•	$0.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2018 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$117,800	$—	$72,800	$—	$45,000
Interest payments on outstanding debt obligations (2)	14,547	3,189	8,098	3,123	137
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of March 31, 2018 (consisting of the contractual interest rate). We incurred interest expense of $1.1 million, excluding amortization of deferred financing costs totaling $0.1 million, debt refinancing costs of $0.2 million and unrealized gains on derivative instruments of $0.4 million during the three months ended March 31, 2018.
Results of Operations
Overview
We conducted a primary initial public offering from April 28, 2016 through June 30, 2017 and are continuing to offer shares in our publicly registered distribution reinvestment plan offering. On October 3, 2017 we launched a private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act. Prior to our initial public offering, we conducted a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act, that commenced on June 11, 2015. Our results of operations as of March 31, 2018 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment and have since been raising money in and investing the proceeds from our offerings. As of March 31, 2017, we owned three office properties. We acquired one office property after March 31, 2017 and owned four office properties as of March 31, 2018. The results of operations presented for the three months ended March 31, 2018 and 2017 are not directly comparable due to our acquisition activity. In general, we expect that our income and expenses related to our portfolio will increase in future periods to the extent we make additional acquisitions of real estate investments.
Comparison of the three months ended March 31, 2018 versus the three months ended March 31, 2017

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisition (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2018	2017
Rental income	$4,414	$3,236	$1,178	36%	$1,140	$38
Tenant reimbursements	1,128	779	349	45%	199	150
Other operating income	39	18	21	117%	21	—
Operating, maintenance and management costs	869	745	124	17%	145	(21)
Property management fees and expenses to affiliate	42	29	13	45%	10	3
Real estate taxes and insurance	751	457	294	64%	236	(5)
Asset management fees to affiliate	456	214	242	113%	108	134
General and administrative expenses	393	341	52	15%	n/a	n/a
Depreciation and amortization	2,309	1,718	591	34%	602	(11)
Interest expense	971	743	228	31%	124	104
Interest and other income	5	17	(12)	(71)%	—	(12)
_____________________
(1) Represents the dollar amount increase for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 related to a real estate investment acquired on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 with respect to the real estate investment owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental income and tenant reimbursements increased from $4.0 million for the three months ended March 31, 2017 to $5.5 million for the three months ended March 31, 2018, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods to the extent we make additional acquisitions of real estate investments.
Operating, maintenance, and management costs increased from $0.7 million for the three months ended March 31, 2017 to $0.9 million for the three months ended March 31, 2018, primarily as a result of the growth in our real estate portfolio. We expect operating, maintenance, and management costs to increase in future periods to the extent we make additional acquisitions of real estate investments.
Property management fees and expenses to affiliate increased from $29,000 for the the three months ended March 31, 2017 to $42,000 for the three months ended March 31, 2018, primarily as a result of the growth in our real estate portfolio. We expect property management fees to increase in future periods to the extent we make additional acquisitions of real estate investments.
Real estate taxes and insurance increased from $0.5 million for the three months ended March 31, 2017 to $0.8 million for the three months ended March 31, 2018, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods to the extent we make additional acquisitions of real estate investments.
Asset management fees to affiliate increased from $0.2 million for the three months ended March 31, 2017 to $0.5 million for the three months ended March 31, 2018, primarily as a result of the growth in our real estate portfolio and a change to how asset management fees are calculated in connection with an amendment to the advisory agreement on August 9, 2017. Asset management fees for the first quarter of 2018 were accrued but payment was deferred by our advisor. We expect asset management fees to increase in future periods to the extent we make additional real estate investments.
Depreciation and amortization increased from $1.7 million for the three months ended March 31, 2017 to $2.3 million for the three months ended March 31, 2018, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $0.7 million for the three months ended March 31, 2017 to $1.0 million for the three months ended March 31, 2018. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Included in interest expense during the three months ended March 31, 2018 was $0.4 million of unrealized gains on interest rate swaps and $0.2 million of debt refinancing costs. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of real estate, resulting in an increase in the average loan balance. We expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments.
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
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases and unrealized gain on derivative instruments are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and

•
Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(205)	$(197)
Depreciation of real estate assets	967	622
Amortization of lease-related costs	1,342	1,096
FFO	2,104	1,521
Straight-line rent and amortization of above- and below-market leases, net	(893)	(530)
Unrealized gain on derivative instruments	(372)	—
MFFO	$839	$991
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
Through March 31, 2018, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.4 million. As of March 31, 2018, we recorded $39,358 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of March 31, 2018, KBS Capital Advisors had incurred $3.4 million in offering expenses on our behalf related to the second private placement offering. The advisor has agreed to pay these expenses on our behalf without reimbursement by us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2018 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) Operations
Period				Cash	Reinvested	Total
First Quarter 2018	$1,118	$0.119	$0.119	$612	$511	$1,123	$(574)
_____________________
(1) Distributions for the periods from January 1, 2018 through March 31, 2018 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00132452 per share per day.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2018, we paid aggregate distributions of $1.1 million, including $0.6 million of distributions paid in cash and $0.5 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2018 was $0.2 million. FFO for the three months ended March 31, 2018 was $2.1 million and cash flows used in operations for the three months ended March 31, 2018 was $0.6 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $0.7 million of cash flows from operations in excess of distributions paid during 2017 and $0.4 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets. Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein and the risks discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. Those factors include: our ability to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. There have been no significant changes to our policies during 2018, except for our adoption of the revenue recognition standards issued by the Financial Accounting Standards Board effective on January 1, 2018.
Revenue Recognition
Effective January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”) using the modified retrospective approach, which requires a cumulative effect adjustment as of the date of our adoption.  Under the modified retrospective approach, an entity may also elect to apply this standard to either (i) all contracts as of January 1, 2018 or (ii) only to contracts that were not completed as of January 1, 2018.  A completed contract is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP that was in effect before the date of initial application. We elected to apply this standard only to contracts that were not completed as of January 1, 2018.
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three months ended March 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 was $36,000 which was included in tenant reimbursements on the accompanying statements of operations.
Sales of Real Estate
Effective January 1, 2018, we adopted the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business.  Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if we determine it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  As a result of the adoption of ASU 610-20, there was no impact to our consolidated financial statements of operations for the three months ended March 31, 2018 and 2017 since we did not sell any real estate properties for those periods.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On April 2, 2018, we paid cash distributions of $0.4 million, which related to distributions on our common stock, declared for daily record dates for each day in the period from March 1, 2018 through March 31, 2018. On May 1, 2018, we paid cash distributions of $0.4 million, which related to distributions on our common stock, declared for daily record dates for each day in the period from April 1, 2018 through April 30, 2018.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions Authorized
On March 9, 2018, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from May 1, 2018 through May 31, 2018, which we expect to pay in June 2018, calculated at a rate of $0.00132452 per share per day. On April 4, 2018, our board of directors authorized additional cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from May 1, 2018 through May 31, 2018, which we expect to pay in June 2018, calculated at a rate of $0.00012041 per share per day.
On May 7, 2018, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from June 1, 2018 through June 30, 2018, which we expect to pay in July 2018, and cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from July 1, 2018 through July 31, 2018, which we expect to pay in August 2018. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00144493 per share per day.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At March 31, 2018, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At March 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $117.8 million of variable rate debt outstanding. This amount does not take into account the impact of $78.5 million of two forward interest rate swap agreements that were not yet effective as of March 31, 2018. Based on interest rates as of March 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2019, interest expense on our variable rate debt would increase or decrease by $1.2 million.
The weighted average interest rate of our variable rate debt at March 31, 2018 was 3.6%.  The interest rate represents the actual interest rate in effect at March 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of March 31, 2018 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through March 31, 2018 have been paid from cash flow from operating activities, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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
For the three months ended March 31, 2018, we paid aggregate distributions of $1.1 million, including $0.6 million of distributions paid in cash and $0.5 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $0.7 million of cash flows from operations in excess of distributions paid during 2017 and $0.4 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Distributions” herein.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations and our distributions at the current rate may be adversely affected.
        From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and in the fourth quarter of 2017 and first quarter of 2018, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)

We may experience adverse business developments or conditions similar to that which affected one of the programs sponsored by our sponsor, which could limit our ability to make distributions and decrease the value of your investment.
One of the programs sponsored by our sponsor experienced lower than originally expected returns. In particular, the disruptions in the financial markets from 2008 to 2011 adversely affected the fair values and recoverability of certain investments of KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) and KBS REIT I sold at a discount, restructured or received discounted payoffs or wrote off approximately 17 real estate-related assets. In addition, KBS REIT I disclosed fair values below its book values for certain assets in its financial statements and recognized impairments related to certain assets. Because of these adverse business developments, investors in KBS REIT I experienced an average annualized rate of return on investment of (2.4)%, including all distributions. Similarly, unforeseen adverse business conditions may affect us and, as a result, your overall return may be reduced.
In February 2018 we exhausted funds available for all redemptions under our share redemption program for the remainder of 2018. Therefore, our stockholders will be unable to sell their shares under our share redemption program until January 2019 when the dollar limitation resets. However, because of the amount of unfulfilled redemption requests, and limitations on the dollar amount of shares that may be redeemed and the number of shares that may be redeemed, it is likely that we will not be able to redeem all shares when the dollar limitation resets.
During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year and (ii) no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year. In 2017, our net proceeds from the distribution reinvestment plan were $2.3 million. As of the February 2018 redemption date, we had exhausted this amount, and as of March 31, 2018, we had $4.7 million of outstanding and unfulfilled redemption requests representing 559,579 shares.
The annual limitation on the dollar amount of shares that may be redeemed under our share redemption program will be reset on January 1, 2019. Once we have funds available for redemption, if we cannot redeem all shares presented for redemption in any month because of the dollar limitation on redemptions or the limitation on the number of shares that we may redeem during the calendar year, each set forth in our share redemption program, then we will honor redemption requests on a pro rata basis, except that if a pro rata redemption would result in a stockholder owning less than the minimum purchase requirement described in our most recently effective registration statement, then we would redeem all of such stockholder’s shares. Therefore, even once the annual limitation on the dollar amount of shares that may be redeemed is reset, it is likely that our stockholders will be unable to have all of their shares redeemed under our share redemption program because we will be forced to redeem our stockholders pro rata based on the amount of funds we have available for redemption and the limitation on the number of shares that may be redeemed.
Our charter designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees).  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees.  Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.  We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the quarter ended March 31, 2018, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(c) of Regulation D of the Act, we are currently conducting a private offering for the sale of a maximum of $1,000,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on October 3, 2017. The exemption is available to us because the shares are being offered and sold solely to accredited investors and we are verifying accredited investor status. Prior to the launch of the private offering, on September 29, 2017, we engaged North Capital Private Securities Corporation (“NCPS”) to act as dealer manager for the offering. For sales executed by NCPS, our advisor pays NCPS, without reimbursement from us, selling commissions of 0.5% of the gross offering proceeds. Through December 11, 2017, shares were sold in the private offering at $8.75 per share. Effective December 12, 2017, we are offering shares in the private offering at $8.79 per share. Through March 31, 2018, we had raised approximately $1.1 million related to the sale of 125,322 shares of our Class A common stock in the private offering. Through March 31, 2018, our advisor had paid underwriting commissions of approximately $10,000 related to this private offering.

b)	Not applicable.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
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
On December 8, 2017 our board of directors approved an estimated NAV per share of our common stock of $8.79 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated NAV per share as of September 30, 2017, see the Current Report on Form 8-K filed with the SEC on December 11, 2017, and incorporated herein by reference. We expect to update the estimated NAV annually in December.

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
As of March 31, 2018, we had a total of $4.7 million outstanding and unfulfilled redemption requests representing 559,579 shares. During the three months ended March 31, 2018, we funded redemptions under our share redemption program with the net proceeds from our distribution reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	36,971	$8.35	(2)
February 2018	240,101	$8.35	(2)
March 2018	—	$—	(2)
Total	277,072
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Based on the amount of net proceeds raised from the sale of shares under our distribution reinvestment plan during 2017, we had $2.3 million available of shares eligible for redemption in 2018. In February 2018, we exhausted all shares eligible for redemption for 2018. As of March 31, 2018, we had a total of $4.7 million outstanding and unfulfilled redemption requests representing 559,579 shares.  We recorded $0.5 million of redemptions payable in other liabilities on the accompanying consolidated balance sheets, which represents the amount available to be redeemed in 2019 based on net proceeds from the sale of shares under our distribution reinvestment plan as of March 31, 2018.
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

4.1
Statement regarding restrictions in transferability of shares of common stock issued in a private offering (to be sent upon request and without charge to stockholders), incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017

4.2
Statement regarding restrictions on transferability of shares of common stock issued in a public offering (to be sent upon request and without charge to stockholders), incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017

4.3
Third Amended and Restated Distribution Reinvestment Plan, dated August 9, 2017, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 10, 2017

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

10.1
Loan Agreement, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.2
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by KBSGI 421 SW 6th Avenue, LLC to Chicago Tile Insurance Company for the benefit of Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.3
Guaranty of Recourse Obligations, by and between KBSGI REIT Properties, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.4
Promissory Note, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

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

KBS GROWTH & INCOME REIT, INC.

Date:	May 8, 2018	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 8, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)