Form 10-Q
period 2018-06-30
KBS Growth & Income REIT, Inc.
filed 2018-08-07
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2018, there were 9,274,484 outstanding shares of Class A common stock and 290,216 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
June 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Real estate:
Land	$31,309	$31,309
Building and improvements	142,813	142,400
Tenant origination and absorption costs	16,400	17,047
Total real estate, cost	190,522	190,756
Less accumulated depreciation and amortization	(13,626)	(9,627)
Total real estate, net	176,896	181,129
Cash and cash equivalents	5,219	2,523
Rent and other receivables	2,643	1,920
Above-market leases, net	165	180
Prepaid expenses and other assets, net	2,413	1,388
Total assets	$187,336	$187,140
Liabilities and stockholders’ equity
Notes payable, net	$116,682	$112,780
Accounts payable and accrued liabilities	2,278	2,717
Due to affiliates	2,703	1,787
Distributions payable	410	385
Below-market leases, net	4,652	5,910
Other liabilities	2,559	1,828
Total liabilities	129,284	125,407
Commitments and contingencies (Note 9)
Redeemable common stock	—	2,314
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,194,944 and 9,149,100 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	92	91
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 287,878 shares and 281,537 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	78,145	76,265
Cumulative distributions and net losses	(20,188)	(16,940)
Total stockholders’ equity	58,052	59,419
Total liabilities and stockholders’ equity	$187,336	$187,140
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$4,825	$3,290	$9,239	$6,526
Tenant reimbursements	867	877	1,995	1,656
Other operating income	37	20	76	38
Total revenues	5,729	4,187	11,310	8,220
Expenses:
Operating, maintenance, and management	1,336	878	2,205	1,623
Property management fees and expenses to affiliate	42	31	84	60
Real estate taxes and insurance	679	513	1,430	970
Asset management fees to affiliate	462	—	918	214
General and administrative expenses	362	422	755	763
Depreciation and amortization	2,784	1,822	5,093	3,540
Interest expense	797	757	1,768	1,500
Total expenses	6,462	4,423	12,253	8,670
Other income (loss):
Interest and other income	8	18	13	35
Loss from extinguishment of debt	—	(206)	—	(206)
Total other income (loss)	8	(188)	13	(171)
Net loss	$(725)	$(424)	$(930)	$(621)

Class A Common Stock:
Net loss	$(703)	$(406)	$(902)	$(596)
Net loss per common share, basic and diluted	$(0.08)	$(0.04)	$(0.10)	$(0.07)
Weighted-average number of common shares outstanding basic and diluted	9,096,617	9,076,034	9,095,895	9,020,742

Class T Common Stock:
Net loss	$(22)	$(18)	$(28)	$(25)
Net loss per common share, basic and diluted	$(0.08)	$(0.07)	$(0.10)	$(0.11)
Weighted-average number of common shares outstanding basic and diluted	286,721	261,613	285,165	214,044
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2017 and the Six Months Ended June 30, 2018 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	8,846,164	$88	94,018	$1	$71,992	$(9,451)	$62,630
Net loss	—	—	—	—	—	(2,199)	(2,199)
Issuance of common stock	380,538	2	185,845	2	5,417	—	5,421
Transfers to redeemable common stock	—	—	—	—	(523)	—	(523)
Redemptions of common stock	(145,214)	—	—	—	(1,210)	—	(1,210)
Stock dividends issued	67,612	1	1,674	—	706	(707)	—
Distributions declared	—	—	—	—	—	(4,583)	(4,583)
Commissions on stock sales, related dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(103)	—	(103)
Other offering costs to affiliate	—	—	—	—	(14)	—	(14)
Balance, December 31, 2017	9,149,100	91	281,537	3	76,265	(16,940)	59,419
Net loss	—	—	—	—	—	(930)	(930)
Issuance of common stock	322,916	4	6,341	—	2,891	—	2,895
Transfers from redeemable common stock	—	—	—	—	1,300	—	1,300
Redemptions of common stock	(277,072)	(3)	—	—	(2,311)	—	(2,314)
Distributions declared	—	—	—	—	—	(2,318)	(2,318)
Balance, June 30, 2018	9,194,944	$92	287,878	$3	$78,145	$(20,188)	$58,052
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(930)	$(621)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,093	3,540
Deferred rents	(721)	(315)
Allowance for doubtful accounts	90	(13)
Amortization of above and below-market leases, net	(1,243)	(759)
Amortization of deferred financing costs	169	253
Unrealized gain on derivative instrument	(811)	—
Loss from extinguishment of debt	—	206
Changes in operating assets and liabilities:
Rents and other receivables	(112)	(90)
Prepaid expenses and other assets	(543)	62
Accounts payable and accrued liabilities	(203)	(656)
Due to affiliates	916	(11)
Other liabilities	(283)	8
Net cash provided by operating activities	1,422	1,604
Cash Flows from Investing Activities:
Improvements to real estate	(1,008)	(310)
Net cash used in investing activities	(1,008)	(310)
Cash Flows from Financing Activities:
Proceeds from notes payable	45,000	1,950
Principal payments on notes payable	(41,000)	(11,260)
Payments of deferred financing costs	(6)	(103)
Proceeds from issuance of common stock	1,881	2,522
Payments to redeem common stock	(2,314)	(64)
Payments of commissions on stock sales, related dealer manager fees to affiliate and other offering costs	—	(137)
Distributions paid to common stockholders	(1,279)	(1,065)
Net cash provided by (used in) financing activities	2,282	(8,157)
Net increase (decrease) in cash and cash equivalents	2,696	(6,863)
Cash and cash equivalents, beginning of period	2,523	15,666
Cash and cash equivalents, end of period	$5,219	$8,803
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,362	$1,245
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$—	$476
Increase in cash distributions payable	$25	$5
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,014	$1,199
Increase in redemptions payable	$1,014	$—
Increase in accrued improvements to real estate	$—	$914
Write-off of deferred financing costs	$—	$(206)
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
As of June 30, 2018, the Company had invested in four office properties. The Company intends to invest in a diverse portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy.
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
June 30, 2018
(unaudited)

The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.
The Company sold 122,721 and 270,415 shares of Class A and Class T common stock in the Primary Offering for aggregate gross offering proceeds of $3.9 million. As of June 30, 2018, the Company had sold 464,125 and 15,689 shares of Class A and Class T common stock in the DRP Offering for aggregate gross offering proceeds of $4.5 million.
As of June 30, 2018, the Company had sold 253,308 shares of Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $2.2 million.
As of June 30, 2018, the Company had redeemed 422,286 Class A shares for $3.5 million.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
June 30, 2018
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company had invested in four office properties as of June 30, 2018. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and six months ended June 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $28,000 and $64,000, respectively, and were included in tenant reimbursements on the accompanying statements of operations.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  As a result of the adoption of ASU 610-20, there was no impact to the Company’s consolidated financial statements of operations for the three and six months ended June 30, 2018 and 2017 since the Company did not sell any real estate properties for those periods.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the three and six months ended June 30, 2018 and 2017, respectively. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

During the three and six months ended June 30, 2017, the Company declared stock distributions of 0.00249999 and 0.00499998 shares per share outstanding, respectively, and issued a total of 23,160 and 45,846 shares. The Company ceased issuing stock dividends to all stockholders on September 5, 2017.  Stock dividends had been declared on a monthly basis and the amount declared per share outstanding assumed the share was issued and outstanding each date that was a record date for stock dividends during the periods presented. Stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend.
During the three and six months ended June 30, 2018, aggregate cash distributions declared per share of Class A common stock were $0.12787633 and $0.24708313, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and six months ended June 30, 2018, aggregate cash distributions declared per share of Class T common stock were $0.12787633 and $0.24708313, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and six months ended June 30, 2017, aggregate cash distributions declared per share of Class A common stock were $0.12465726 and $0.24794466, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and six months ended June 30, 2017, aggregate cash distributions declared per share of Class T common stock were $0.10005293 and $0.19885548, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Distributions for the period from January 1, 2017 through June 30, 2017 were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from January 1, 2018 through April 30, 2018 and from May 1, 2018 through June 30, 2018 were calculated at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively. Each day during the six months ended June 30, 2018 and 2017 was a record date for distributions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The Company’s calculated earnings per share for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(725)	$(424)	$(930)	$(621)
Less: Class A Common Stock cash distributions declared	1,163	1,128	2,248	2,226
Less: Class T Common Stock cash distributions declared	37	26	70	42
Undistributed net loss	$(1,925)	$(1,578)	$(3,248)	$(2,889)
Class A Common Stock:
Undistributed net loss	$(1,866)	$(1,534)	$(3,150)	$(2,822)
Class A Common Stock cash distributions declared	1,163	1,128	2,248	2,226
Net loss	$(703)	$(406)	$(902)	$(596)
Net loss per common share, basic and diluted	$(0.08)	$(0.04)	$(0.10)	$(0.07)
Weighted-average number of common shares outstanding, basic and diluted	9,096,617	9,076,034	9,095,895	9,020,742
Class T Common Stock:
Undistributed net loss	$(59)	$(44)	$(98)	$(67)
Class T Common Stock cash distributions declared	37	26	70	42
Net loss	$(22)	$(18)	$(28)	$(25)
Net loss per common share, basic and diluted	$(0.08)	$(0.07)	$(0.10)	$(0.11)
Weighted-average number of common shares outstanding, basic and diluted	286,721	261,613	285,165	214,044
Square Footage, Occupancy and Other Measures
 Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, or amounts derived from such measures, used to describe real estate investments included in these condensed notes to consolidated financial statements are presented on an unaudited basis and outside the scope of the Company’s independent registered public accounting firm’s review of the Company’s financial statements in accordance with the standards of the United States Public Company Accounting Oversight Board.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Recently Issued Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new lease accounting standard on its consolidated financial statements. Upon adoption of ASU No. 2016-02, the Company expects to adopt the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company will 1) not reassess whether any expired or existing contracts are or contain leases, 2) not reassess the lease classification for any expired or existing lease, and 3) not reassess initial direct costs for any existing leases. The Company does not expect to elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company expects to adopt the practical expedient for land easements to not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon adoption of the lease accounting standard under Topic 842, the Company expects to adopt this practical expedient, specifically related to its tenant reimbursements which would otherwise be accounted for under the new revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. In addition. ASU No. 2018-11, provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company expects to adopt this transition method upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

3.	REAL ESTATE
As of June 30, 2018, the Company owned four office properties containing 683,952 rentable square feet, which were collectively 97% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$20,829	$(1,933)	$18,896
Commonwealth Building	06/30/2016	Portland	OR	Office	76,718	(6,378)	70,340
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,242	(3,930)	43,312
Institute Property	11/09/2017	Chicago	IL	Office	45,733	(1,385)	44,348
					$190,522	$(13,626)	$176,896
As of June 30, 2018, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$18,896	10.1%	$2,249	$22.90	97.1%
Commonwealth Building	Portland, OR	224,122	70,340	37.5%	5,727	26.79	95.4%
The Offices at Greenhouse	Houston, TX	203,284	43,312	23.1%	4,201	20.66	100.0%
Institute Property	Chicago, IL	155,385	44,348	23.7%	3,385	23.37	93.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases had remaining terms, excluding options to extend, of up to 8.9 years with a weighted-average remaining term of 4.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.2 million as of June 30, 2018 and December 31, 2017, respectively.
During the six months ended June 30, 2018 and 2017, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.7 million and $0.3 million, respectively. As of June 30, 2018 and December 31, 2017, the cumulative deferred rent balance was $2.5 million and $1.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2018 through December 31, 2018	$7,375
2019	14,314
2020	14,308
2021	12,902
2022	11,131
Thereafter	16,483
$76,513
As of June 30, 2018, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 19% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 21% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of June 30, 2018, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

As of June 30, 2018, the Company’s real estate properties were leased to approximately 80 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	14	$5,910	38.0%
Information technology	9	1,849	11.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2018, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2018 and December 31, 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Cost	$16,400	$17,047	$213	$213	$(7,226)	$(7,838)
Accumulated Amortization	(4,781)	(3,480)	(48)	(33)	2,574	1,928
Net Amount	$11,619	$13,567	$165	$180	$(4,652)	$(5,910)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(1,130)	$(703)	$(7)	$(7)	$803	$423

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Amortization	$(1,948)	$(1,336)	$(15)	$(15)	$1,258	$774

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

5.	NOTES PAYABLE
As of June 30, 2018, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of June 30, 2018 (1)	Effective Interest Rate at June 30, 2018 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,000	$41,000	One-month LIBOR + 1.80%	3.79%	Interest Only	02/01/2023
Term Loan (4)	72,800	72,800	One-month LIBOR + 2.00%	3.99%	Interest Only	11/09/2020
Notes payable principal outstanding	$117,800	$113,800
Deferred financing costs, net	(1,118)	(1,020)
Notes payable, net	$116,682	$112,780
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2018. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2018, where applicable.
(2) Represents the maturity date as of June 30, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On January 18, 2018, the Company, through an indirect wholly owned subsidiary, closed the refinancing of the initial Commonwealth Building mortgage loan with an unaffiliated lender (the “Refinancing”) for a maximum loan amount of up to $51.4 million. With the proceeds from the Refinancing, the Company repaid $41.0 million of principal in satisfaction of the initial Commonwealth Building mortgage loan. Under the current Commonwealth Building Mortgage Loan under the Refinancing, monthly payments are interest-only with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. If the LIBOR rate is equal to or greater than 2.90% for five consecutive business days, the Company has 30 days to enter into an interest rate cap agreement with a LIBOR strike rate of 3.90% or less. The Company has the right to prepay all or a portion of the loan under the Refinancing commencing on February 1, 2019, subject to certain fees and conditions contained in the loan documents. As of June 30, 2018, $45.0 million of the Commonwealth Building Mortgage Loan was outstanding and $6.4 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of June 30, 2018, the outstanding balance under the Term Loan consisted of $48.5 million of term commitment and $24.3 million of revolving commitment, which bears interest at a rate per annum equal to 2.0% over one-month LIBOR. The Term Loan is secured by The Offices at Greenhouse, Von Karman Tech Center and Institute Property.
During the three and six months ended June 30, 2018, the Company incurred $0.8 million and $1.8 million of interest expense, respectively. During the three and six months ended June 30, 2017, the Company incurred $0.8 million and $1.5 million of interest expense, respectively. As of June 30, 2018 and December 31, 2017, $0.4 million and $0.3 million of interest expense were payable, respectively. Included in interest expense during the three and six months ended June 30, 2018 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Also included in interest expense during the six months ended June 30, 2018 was $0.2 million of debt refinancing costs. Included in interest expense during the three and six months ended June 30, 2017 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Interest expense was reduced by $0.4 million and $0.8 million as a result of a change in fair value of the Company’s derivative instruments for the three and six months ended June 30, 2018, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2018 (in thousands):

July 1, 2018 through December 31, 2018	$—
2019	—
2020	72,800
2021	—
2022	—
Thereafter	45,000
$117,800

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2018 and December 31, 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2018		December 31, 2017			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2018
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	2	$78,533	1	$48,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	3.23
_____________________
(1) Includes a forward interest rate swap in the amount of $48.5 million, which will become effective on November 1, 2018 and maturing on November 1, 2021 and a forward interest rate swap in the amount of $30.0 million, which will become effective on April 1, 2019 and maturing on November 1, 2022.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		June 30, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	2	$989	1	$178
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is recorded as interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Income statement related
Derivatives not designated as hedging instruments
Unrealized gain on interest rate swaps	$(439)	$—	$(811)	$—
Decrease in interest expense as a result of derivatives	$(439)	$—	$(811)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2018 and December 31, 2017, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$117,800	$116,682	$119,250	$113,800	$112,780	$114,327
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of June 30, 2018, the Company measured the following assets at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivatives - interest rate swaps	$989	$—	$989	$—

8.	RELATED-PARTY TRANSACTIONS
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

The Company, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. The allocation of these shared coverage costs is proportionate to the pricing by the insurance marketplace for the first tiers of directors and officers liability coverage purchased individually by each REIT. The Advisor’s and the Dealer Manager’s portion of the shared lower tiers’ cost is proportionate to the respective entities’ prior cost for the errors and omissions insurance. In June 2018, the Company renewed its participation in the program. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The program is effective through June 30, 2019. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.
During the six months ended June 30, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2018 and 2017, respectively, and any related amounts payable as of June 30, 2018 and December 31, 2017 (in thousands).

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Expensed
Asset management fees (1)	$462	$—	$918	$214	$1,336	$418
Reimbursement of operating expenses (2)	53	50	106	104	19	18
Property management fees (3)	42	31	84	60	10	13
Other Arrangement
Advisor advance for cash distributions (4)	—	—	—	—	1,338	1,338
Additional Paid-in Capital
Selling commissions	—	17	—	78	—	—
Dealer manager fees	—	15	—	50	—	—
Stockholder servicing fees (5)	—	(77)	—	(26)	—	—
Reimbursable other offering costs (6)	—	(9)	—	14	—	—
	$557	$27	$1,108	$494	$2,703	$1,787
_____________________
(1) Through August 8, 2017, the asset management fee payable to the Advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of the Company’s investments, less any debt secured by or attributable to the investments. Beginning on August 9, 2017, the asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of June 30, 2018, the Company had accrued and deferred payment of $1.3 million of asset management fees related to the fourth quarter of 2017 through the second quarter of 2018.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

During the six months ended June 30, 2018, the Advisor paid the Company a $10,655 property insurance rebate.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $50,213 and $103,212 for the three and six months ended June 30, 2018, respectively, and $49,399 and $101,741 for the three and six months ended June 30, 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2018 and 2017, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
Commencing with the quarter ended December 31, 2016, the Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2018 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of June 30, 2018, the total advanced funds due to the Advisor from the Company was approximately $1.3 million. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

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
June 30, 2018
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
Through June 30, 2018, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.4 million. As of June 30, 2018, the Company had recorded $39,358 of organization and other offering expenses related to the Public Offering, which amounts represent the Company’s maximum liability for organization and other offering costs as of June 30, 2018 based on the limitations described above. As of June 30, 2018, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of June 30, 2018, the Advisor had incurred $3.6 million in offering expenses related to the Second Private Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2018
(unaudited)

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
Cash Distributions Paid
On July 2, 2018, the Company paid cash distributions of $0.4 million, which related to distributions on the Company’s common stock, declared for daily record dates for each day in the period from June 1, 2018 through June 30, 2018. On August 1, 2018, the Company paid cash distributions of $0.4 million, which related to distributions on the Company’s common stock, declared for daily record dates for each day in the period from July 1, 2018 through July 31, 2018.
Distributions Authorized
On July 16, 2018, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from August 1, 2018 through August 31, 2018, which the Company expects to pay in September 2018. On August 6, 2018, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from September 1, 2018 through September 30, 2018, which the Company expects to pay in October 2018, and the period from October 1, 2018 through October 31, 2018, which the Company expects to pay in November 2018. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00144493 per share per day.

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

•
We commenced investment operations on August 12, 2015 in connection with the acquisition of an office property and we have a limited operating history. As of June 30, 2018, we owned four office buildings with a fair value of $197.8 million and we have not acquired or identified any additional real estate investments that it is reasonably probable we will acquire with the proceeds from our offering stage. As such, our stockholders will not have an opportunity to evaluate investments before we make them.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through June 30, 2018 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

•
Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee for the fourth quarter of 2017 through the second quarter of 2018. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and to fund our distributions may be adversely affected.

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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of June 30, 2018, we had sold 464,125 and 15,689 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $4.5 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. As of June 30, 2018, we sold 253,308 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $2.2 million.
As of June 30, 2018, we had redeemed 422,286 Class A shares for $3.5 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of June 30, 2018, we owned four office buildings.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our operations. We will obtain the capital required to make real estate investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2018, we had raised approximately $87.5 million in gross offering proceeds from the sale of shares of our common stock in our initial private offering, second private offering and initial public offering. We terminated our primary initial public offering effective June 30, 2017 and launched a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act on October 3, 2017. We continue to offer shares of common stock under our publicly registered distribution reinvestment plan.
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
As of June 30, 2018, we owned four office properties that were 97% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the six months ended June 30, 2018 were met through cash flow generated by our real estate investments and with proceeds from our offerings.
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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of June 30, 2018, our aggregate borrowings were approximately 66% of our net assets before deducting depreciation and other non-cash reserves.

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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through June 2018. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2018 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of June 30, 2018, we owned four office properties. During the six months ended June 30, 2018, net cash provided by operating activities was $1.4 million, compared to net cash provided by operating activities of $1.6 million during the six months ended June 30, 2017. We expect that our cash flows from operating activities will increase in future periods to the extent we make additional acquisitions of real estate and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.0 million for the six months ended June 30, 2018 and consisted of cash used for improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, net cash provided by financing activities was $2.3 million and consisted primarily of the following:

•	$4.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $45.0 million, offset by principal payments on notes payable of $41.0 million;

•	$2.3 million of cash used for redemptions of common stock;

•	$1.9 million of net cash provided by offering proceeds related to our second private offering; and

•	$1.3 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.0 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2018 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1)	$117,800	$—	$72,800	$—	$45,000
Interest payments on outstanding debt obligations (2)	14,704	2,324	8,819	3,411	150
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of June 30, 2018 (consisting of the contractual interest rate). We incurred interest expense of $2.2 million, excluding amortization of deferred financing costs totaling $0.2 million, debt refinancing costs of $0.2 million and unrealized gains on derivative instruments of $0.8 million during the six months ended June 30, 2018.
Results of Operations
Overview
We conducted a primary initial public offering from April 28, 2016 through June 30, 2017 and are continuing to offer shares in our publicly registered distribution reinvestment plan offering. On October 3, 2017 we launched a private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act. Prior to our initial public offering, we conducted a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act, that commenced on June 11, 2015. Our results of operations as of June 30, 2018 are not indicative of those expected in future periods as we commenced investment operations on August 12, 2015 in connection with our first investment and have since been raising money in and investing the proceeds from our offerings. As of June 30, 2017, we owned three office properties. We acquired one office property after June 30, 2017 and owned four office properties as of June 30, 2018. The results of operations presented for the three and six months ended June 30, 2018 and 2017 are not directly comparable due to our acquisition activity. In general, we expect that our income and expenses related to our portfolio will increase in future periods to the extent we make additional acquisitions of real estate investments.
Comparison of the three months ended June 30, 2018 versus the three months ended June 30, 2017

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisition (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2018	2017
Rental income	$4,825	$3,290	$1,535	47%	$1,523	$12
Tenant reimbursements	867	877	(10)	(1)%	8	(18)
Other operating income	37	20	17	85%	20	(3)
Operating, maintenance and management costs	1,336	878	458	52%	324	134
Property management fees and expenses to affiliate	42	31	11	35%	10	1
Real estate taxes and insurance	679	513	166	32%	259	(93)
Asset management fees to affiliate	462	—	462	100%	109	353
General and administrative expenses	362	422	(60)	(14)%	n/a	n/a
Depreciation and amortization	2,784	1,822	962	53%	1,092	(130)
Interest expense	797	757	40	5%	125	(85)
Interest and other income	8	18	(10)	(56)%	—	(10)
Loss from extinguishment of debt	—	(206)	206	(100)%	—	206
_____________________
(1) Represents the dollar amount increase for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 related to a real estate investment acquired on or after April 1, 2017.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 with respect to the real estate investment owned by us throughout both periods presented.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental income and tenant reimbursements increased from $4.2 million for the three months ended June 30, 2017 to $5.7 million for the three months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods to the extent we make additional acquisitions of real estate investments.
Operating, maintenance, and management costs increased from $0.9 million for the three months ended June 30, 2017 to $1.3 million for the three months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio; $0.3 million and $0.1 million of these costs relate to legal fees incurred in connection with a water intrusion damage claim at Von Karman Tech Center. We expect operating, maintenance, and management costs to increase in future periods to the extent we make additional acquisitions of real estate investments.
Property management fees and expenses to affiliate increased from $31,000 for the the three months ended June 30, 2017 to $42,000 for the three months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio. We expect property management fees to increase in future periods to the extent we make additional acquisitions of real estate investments.
Real estate taxes and insurance increased from $0.5 million for the three months ended June 30, 2017 to $0.7 million for the three months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio, partially offset by a $0.1 million decrease in property tax due to the reassessment of property value at The Offices at Greenhouse. We expect real estate taxes and insurance to increase in future periods to the extent we make additional acquisitions of real estate investments.
Asset management fees to affiliate for the three months ended June 30, 2018 was $0.5 million. Asset management fees to affiliate for the three months ended June 30, 2017 was $0.2 million, all of which were waived by our advisor. The overall increase in asset management fees before factoring any fees waived was due to the growth in our real estate portfolio as well as an amendment to our advisory agreement on August 9, 2017, which amended the terms of the asset management fees. We expect asset management fees to increase in future periods to the extent we make additional real estate investments.
Depreciation and amortization increased from $1.8 million for the three months ended June 30, 2017 to $2.8 million for the three months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense remained consistent at $0.8 million for the three months ended June 30, 2018 and 2017. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. Included in interest expense during the three months ended June 30, 2018 was $0.4 million of unrealized gains on interest rate swaps. We expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments.
During the three months ended June 30, 2017, we recognized a loss from extinguishment of debt of $0.2 million related to the write-off of unamortized deferred financing costs as a result of the pay-off of the Von Karman Tech Center Mortgage Loan on May 9, 2017.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the six months ended June 30, 2018 versus the six months ended June 30, 2017

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisition (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2018	2017
Rental income	$9,239	$6,526	$2,713	42%	$2,663	$50
Tenant reimbursements	1,995	1,656	339	20%	207	132
Other operating income	76	38	38	100%	41	(3)
Operating, maintenance and management costs	2,205	1,623	582	36%	470	112
Property management fees and expenses to affiliate	84	60	24	40%	20	4
Real estate taxes and insurance	1,430	970	460	47%	495	(35)
Asset management fees to affiliate	918	214	704	329%	217	487
General and administrative expenses	755	763	(8)	(1)%	n/a	n/a
Depreciation and amortization	5,093	3,540	1,553	44%	1,694	(141)
Interest expense	1,768	1,500	268	18%	248	20
Interest and other income	13	35	(22)	(63)%	—	(22)
Loss from extinguishment of debt	—	(206)	206	(100)%	—	206
_____________________
(1) Represents the dollar amount increase for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 related to a real estate investment acquired on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 with respect to the real estate investment owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $8.2 million for the six months ended June 30, 2017 to $11.2 million for the six months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods to the extent we make additional acquisitions of real estate investments.
Operating, maintenance, and management costs increased from $1.6 million for the six months ended June 30, 2017 to $2.2 million for the six months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio; $0.5 million and $0.1 million of these costs relate to legal fees incurred in connection with a water intrusion damage claim at Von Karman Tech Center. We expect operating, maintenance, and management costs to increase in future periods to the extent we make additional acquisitions of real estate investments.
Property management fees and expenses to affiliate increased from $60,000 for the the six months ended June 30, 2017 to $84,000 for the six months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio. We expect property management fees to increase in future periods to the extent we make additional acquisitions of real estate investments.
Real estate taxes and insurance increased from $1.0 million for the six months ended June 30, 2017 to $1.4 million for the six months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio. We expect real estate taxes and insurance to increase in future periods to the extent we make additional acquisitions of real estate investments.
Asset management fees to affiliate increased from $0.2 million for the six months ended June 30, 2017 to $0.9 million for the six months ended June 30, 2018. Asset management fees to affiliate for the three months ended June 30, 2017 was $0.2 million, all of which were waived by our advisor. The overall increase in asset management fees before factoring any fees waived was due to the growth in our real estate portfolio as well as an amendment to our advisory agreement on August 9, 2017, which amended the terms of the asset management fees. We expect asset management fees to increase in future periods to the extent we make additional real estate investments.
Depreciation and amortization increased from $3.5 million for the six months ended June 30, 2017 to $5.1 million for the six months ended June 30, 2018, primarily as a result of the growth in our real estate portfolio. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense increased from $1.5 million for the six months ended June 30, 2017 to $1.8 million for the six months ended June 30, 2018. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. Included in interest expense during the six months ended June 30, 2018 was $0.8 million of unrealized gains on interest rate swaps and $0.2 million of debt refinancing costs. The increase in interest expense is primarily due to increased borrowings in connection with the acquisition of real estate, resulting in an increase in the average loan balance. We expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments.
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
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, unrealized gain on derivative instruments and loss from extinguishment of debt are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:

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

•
Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and

•
Loss from extinguishment of debt.  A loss from extinguishment of debt represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement.  We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(725)	$(424)	$(930)	$(621)
Depreciation of real estate assets	974	626	1,941	1,247
Amortization of lease-related costs	1,810	1,196	3,152	2,293
FFO	2,059	1,398	4,163	2,919
Straight-line rent and amortization of above- and below-market leases, net	(1,071)	(544)	(1,964)	(1,074)
Unrealized gain on derivative instruments	(439)	—	(811)	—
Loss from extinguishment of debt	—	206	—	206
MFFO	$549	$1,060	$1,388	$2,051
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
Through June 30, 2018, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.4 million. As of June 30, 2018, we recorded $39,358 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of June 30, 2018, KBS Capital Advisors had incurred $3.6 million in offering expenses on our behalf related to the second private placement offering. The advisor has agreed to pay these expenses on our behalf without reimbursement by us.
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2018 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2018	$1,118	$0.119	$0.119	$612	$511	$1,123	$(574)
Second Quarter 2018	1,200	0.128	0.128	667	503	1,170	1,996
	$2,318	$0.247	$0.247	$1,279	$1,014	$2,293	$1,422
_____________________
(1) Distributions for the periods from January 1, 2018 through April 30, 2018 and from May 1, 2018 through June 30, 2018 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For the six months ended June 30, 2018, we paid aggregate distributions of $2.3 million, including $1.3 million of distributions paid in cash and $1.0 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the six months ended June 30, 2018 was $0.9 million. FFO for the six months ended June 30, 2018 was $4.2 million and cash flows provided by operations for the six months ended June 30, 2018 was $1.4 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.2 million of current period cash flows from operations, $0.7 million of cash flows from operations in excess of distributions paid during 2017 and $0.4 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the three and six months ended June 30, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $28,000 and $64,000, respectively, and were included in tenant reimbursements on the accompanying statements of operations.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if we determine it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  As a result of the adoption of ASU 610-20, there was no impact to our consolidated financial statements of operations for the six months ended June 30, 2018 and 2017 since we did not sell any real estate properties for those periods.
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On July 2, 2018, we paid cash distributions of $0.4 million, which related to distributions on our common stock, declared for daily record dates for each day in the period from June 1, 2018 through June 30, 2018. On August 1, 2018, we paid cash distributions of $0.4 million, which related to distributions on our common stock, declared for daily record dates for each day in the period from July 1, 2018 through July 31, 2018.
Distributions Authorized
On July 16, 2018, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from August 1, 2018 through August 31, 2018, which we expect to pay in September 2018. On August 6, 2018, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from September 1, 2018 through September 30, 2018, which we expect to pay in October 2018, and the period from October 1, 2018 through October 31, 2018, which we expect to pay in November 2018. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00144493 per share per day.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At June 30, 2018, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $117.8 million of variable rate debt outstanding. This amount does not take into account the impact of $78.5 million of two forward interest rate swap agreements that were not yet effective as of June 30, 2018. Based on interest rates as of June 30, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2019, interest expense on our variable rate debt would increase or decrease by $1.2 million.
The weighted average interest rate of our variable rate debt at June 30, 2018 was 3.9%.  The interest rate represents the actual interest rate in effect at June 30, 2018 (consisting of the contractual interest rate), using interest rate indices as of June 30, 2018 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through June 30, 2018 have been paid from cash flow from operating activities, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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
For the six months ended June 30, 2018, we paid aggregate distributions of $2.3 million, including $1.3 million of distributions paid in cash and $1.0 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.2 million of current period cash flows from operations, $0.7 million of cash flows from operations in excess of distributions paid during 2017 and $0.4 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Distributions” herein.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations and our distributions at the current rate may be adversely affected.
        From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and in the fourth quarter of 2017 through the second quarter of 2018, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.

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
During any calendar year, we may redeem (i) only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year and (ii) no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year. In 2017, our net proceeds from the distribution reinvestment plan were $2.3 million. As of the February 2018 redemption date, we had exhausted this amount, and as of June 30, 2018, we had $4.7 million of outstanding and unfulfilled redemption requests representing 560,487 shares.
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
Pursuant to Rule 506(c) of Regulation D of the Act, we are currently conducting a private offering for the sale of a maximum of $1,000,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on October 3, 2017. The exemption is available to us because the shares are being offered and sold solely to accredited investors and we are verifying accredited investor status. Prior to the launch of the private offering, on September 29, 2017, we engaged North Capital Private Securities Corporation (“NCPS”) to act as dealer manager for the offering. For sales executed by NCPS, our advisor pays NCPS, without reimbursement from us, selling commissions of 0.5% of the gross offering proceeds. Through December 11, 2017, shares were sold in the private offering at $8.75 per share. Effective December 12, 2017, we are offering shares in the private offering at $8.79 per share. Through June 30, 2018, we had raised approximately $2.2 million related to the sale of 253,308 shares of our Class A common stock in the private offering. Through June 30, 2018, our advisor had paid underwriting commissions of approximately $17,000 related to this private offering.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

As of June 30, 2018, we had a total of $4.7 million outstanding and unfulfilled redemption requests representing 560,487 shares. During the six months ended June 30, 2018, we funded redemptions under our share redemption program with the net proceeds from our distribution reinvestment plan, and we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	36,971	$8.35	(2)
February 2018	240,101	$8.35	(2)
March 2018	—	$—	(2)
April 2018	—	$—	(2)
May 2018	—	$—	(2)
June 2018	—	$—	(2)
Total	277,072
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. One of these limitations is that during each calendar year, our share redemption program limits the number of shares we may redeem to those that we could purchase with the amount of the net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year. However, we may increase or decrease the funding available for the redemption of shares upon ten business days’ notice to our stockholders. Based on the amount of net proceeds raised from the sale of shares under our distribution reinvestment plan during 2017, we had $2.3 million available of shares eligible for redemption in 2018. In February 2018, we exhausted all shares eligible for redemption for 2018. As of June 30, 2018, we had a total of $4.7 million outstanding and unfulfilled redemption requests representing 560,487 shares.  We recorded $1.0 million of redemptions payable in other liabilities on the accompanying consolidated balance sheets, which represents the amount available to be redeemed in 2019 based on net proceeds from the sale of shares under our distribution reinvestment plan as of June 30, 2018.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
Renewal of Advisory Agreement
On August 6, 2018, we renewed the advisory agreement with our advisor, KBS Capital Advisors LLC, and ratified the terms of the agreement in effect through April 28, 2018 as the understanding of the parties through August 6, 2018.  The renewed advisory agreement is effective through April 27, 2019.  Its terms are identical to those of the advisory agreement that was previously in effect.

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

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

10.1	Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of August 6, 2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	August 7, 2018	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 7, 2018	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)