Form 10-K
period 2018-12-31
KBS Growth & Income REIT, Inc.
filed 2019-03-08
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 8, 2017, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2017 (with the exception of an adjustment for acquisition and financing costs related to an acquisition subsequent to September 30, 2017) of $8.79. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 8, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017. On December 7, 2018, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2018 of $9.20. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 7, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K. In addition, the Registrant is currently conducting a private offering of its Class A shares pursuant to Rule 506(c) of Regulation D. From December 12, 2017 through December 13, 2018, Class A shares were sold in the offering at the estimated value per share of $8.79. Effective December 14, 2018, Class A shares are being sold in the private offering at $9.20 per share.
There were approximately 9,103,383 shares of Class A common stock and 287,878 of Class T common stock held by non-affiliates as of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 1, 2019, there were 9,487,784 outstanding shares of Class A common stock and 297,237 outstanding shares of Class T common stock of the Registrant.

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

•
We commenced investment operations on August 12, 2015 in connection with the acquisition of an office property and we have a limited operating history. As of December 31, 2018, we owned four office buildings and we have not acquired or identified any additional real estate investments that it is reasonably probable we will acquire with the proceeds from our offering stage. As such, our stockholders will not have an opportunity to evaluate investments before we make them.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through December 31, 2018 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

•
Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee from October 2017 through December 2018. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and to fund our distributions may be adversely affected.

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

•
Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2019 is $1.0 million in the aggregate, none of which was used for such special redemptions in January and February 2019. We currently do not have funds for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.

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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of December 31, 2018, we had sold 566,328 and 22,774 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $5.4 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered into a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. As of December 31, 2018, we had sold 343,069 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $3.0 million.
As of December 31, 2018, we had redeemed 422,286 Class A shares for $3.5 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of December 31, 2018, we owned four office buildings.
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
We generally intend to hold our core real estate properties for three to seven years. However, economic and market conditions may influence us to hold our properties for different periods of time. We generally expect that as we move toward the end of our offering stage, the hold period of assets we will consider will be shorter. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
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
We acquired our first real estate property on August 12, 2015. As of December 31, 2018, our real estate portfolio was composed of four office buildings containing 683,952 rentable square feet, which were collectively 93% occupied. For more information on our real estate investments, including tenant information, see Part 1, Item 2, “Properties.”

The following charts illustrate the geographic diversification of our real estate properties based on total leased square feet and total annualized base rent as of December 31, 2018:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 55% of our total annualized base rent as of December 31, 2018. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2018:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
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
We expect to borrow funds at fixed and variable rates. As of December 31, 2018, we had debt obligations in the aggregate principal amount of $117.8 million, with a weighted-average remaining term of 2.8 years. We have a total of $117.8 million of variable rate notes payable. Of the variable rate debt outstanding, approximately $48.5 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rate of our variable rate debt as of December 31, 2018 was 4.2%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2018, where applicable.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2018 (in thousands):

2019	$—
2020	72,800
2021	—
2022	—
2023	45,000
Thereafter	—
$117,800
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), or effectively 75% of the cost of our tangible assets, though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2018, our aggregate borrowings were approximately 66% of our net assets before deducting depreciation and other non-cash reserves.
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
Industry Segments
As of December 31, 2018, we had invested in four office buildings. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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
No public market currently exists for our shares, and we have no plans to list our shares on a national securities exchange. In addition, shares purchased in our private placement offering are not freely transferable and stockholders must bear the economic risk of investment is us for an indefinite period of time because the shares have not been registered under the Securities Act or certain applicable state and federal securities laws, and such shares cannot be sold unless they are subsequently registered or an exemption from such registration is available. Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date or at all, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date or at all. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Moreover, our share redemption program is only available for special redemptions, subject to an annual dollar limitation of $1.0 million for 2019, includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to our stockholders. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a loss. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. In addition, certain KBS-sponsored non-traded REITs have amended their share redemptions programs to limit redemptions to Special Redemptions or provide a dollar limit on the amount of redemptions that may be honored and these REITs have been unable to honor redemption requests received in certain periods due to limits adopted by their respective board of directors. Investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of our shares.
Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”), subject to an annual dollar limitation. We can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
Our share redemption program only provides for special redemptions. Such special redemptions are subject to an annual dollar limitation. On December 7, 2018, our board of directors approved an annual dollar limitation of $1.0 million in the aggregate for the calendar year 2019, none of which was used for such special redemptions in January and February 2019. Such redemptions are further subject to the other limitations described in the share redemption program. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and may be adjusted from time to time.
We can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.  Thus, until further notice, and except with respect to special redemptions, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. In addition, even if we were to resume ordinary redemptions, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares.  In its sole discretion, our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice.

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
As of December 31, 2018, we owned four office buildings and, we had not acquired or identified any additional real estate investments that it is reasonably probable we will acquire with the proceeds from our offering stage. As a result, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific assets that we may acquire. We will seek to invest substantially all of the net proceeds from our offering stage in real estate investments after the payment of typical third‑party acquisition expenses. Our board of directors and our advisor has broad discretion when identifying, evaluating and making such investments. Our stockholders will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our board of directors will have broad discretion in implementing policies regarding tenant creditworthiness and our stockholders will likewise have no opportunity to evaluate potential tenants. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholder, which could result in our making investments that are different from, and possibly riskier than, the investment. As a result, our stockholders must rely on our board of directors and our advisor to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives or may make investments with which our stockholders do not agree.
If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, industries or business sectors or affecting certain tenants may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a diversified investment portfolio.
While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments may at times be concentrated in certain assets that are located in a limited number of geographic locations. We may also rely on a limited number of tenants which may be concentrated in a limited number of industries or business sectors. One of our tenants in the engineering industry represented 20% of our annualized base rent, and 21% of the total rentable square feet of our real estate portfolio, as of December 31, 2018. To the extent that our portfolio is concentrated in limited geographic regions, industries or business sectors, downturns relating generally to such region, industry or business sector or specifically affecting significant tenants may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect or business and our ability to pay distributions to our stockholders.
We seek to renew our leases in the ordinary course of our business. However, we cannot assure our stockholders that we will be able to renew leases or re-lease space at rates equal to or above the current lease rate or at all. Approximately 9.7% of our annualized base rent and 9.8% of the total leased square feet of our real estate portfolio, each as of December 31, 2018, is expiring in 2019. Our inability to renew or re-lease our space could adversely impact our financial condition, results of operations, cash flow and our ability to pay distributions to our stockholders.
We have a limited operating history and we may not be able to operate our business successfully or generate sufficient revenue to sustain distributions to our stockholders.
We were incorporated in the State of Maryland on January 12, 2015 and commenced investment operations in August 2015 in connection with the acquisition of an office property. We own four office buildings as of December 31, 2018. We cannot assure our stockholders that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of other KBS‑sponsored programs. Our investment returns could be substantially lower than the returns achieved by other KBS‑sponsored programs. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long‑term financing, and conditions in the financial markets and economic conditions.

Any significant disruption in service on KBSDirect.com or in its computer or communications systems could reduce its attractiveness and result in a loss of users, limiting our ability to raise capital in our private offering and our ability to implement our investment strategy.
The success of our offering stage depends on our ability to sell shares through KBSDirect.com,which is owned by our advisor and operated by an experienced third party. If a catastrophic event resulted in a KBSDirect.com outage and physical data loss, KBSDirect.com’s ability to perform and function would be materially and adversely affected. The satisfactory and consistent performance, reliability, and availability of KBSDirect.com are important factors in our ability to successfully sell shares through KBSDirect.com. There is no guarantee that access to KBSDirect.com will be uninterrupted, error‑free or secure. Our advisor will depend on a third‑party hosting provider’s ability to protect its and our advisor’s systems in its facilities against damage or interruption from natural disasters, power or telecommunications failures, air quality, temperature, humidity and other environmental concerns, computer viruses or other attempts to harm our systems, criminal acts and similar events. If our advisor’s arrangement with the third-party hosting provider is terminated, or there is a lapse of service or damage to its facilities, KBSDirect.com could experience interruptions in its service as well as delays and additional expense in arranging new facilities. If such events were to occur, our ability to raise capital during our offering stage and our ability to implement our investment strategy would be adversely affected.
There can be no assurance that we can or will achieve any targeted return objectives disclosed as estimating such returns involves significant judgment by management as well as numerous estimates and assumptions.
We will seek to invest in core real estate properties that we believe can produce a property-level return of between 10% and 14% over the life of the investment. Property-level return objectives will not take into account corporate-level fees and expenses, including corporate general and administrative expenses and asset management fees.  Investor returns will be lower than our property-level returns.  In particular, general and administrative expenses  may constitute a significant portion of our revenue and may significantly reduce investor-level returns below property-level return. There can be no assurance that our objectives can or will be achieved as estimating property-level returns involves significant judgment by management as well as numerous estimates and assumptions that may later prove to be false. For example, we may make incorrect assumptions regarding our ability to increase rental rates or occupancy at a property; property level expenses may exceed those at which we underwrote the property or a key tenant may default on its lease obligations.  If we are incorrect in our assumptions regarding the performance of a property, property-level returns will be lower than anticipated.
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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income‑producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through December 31, 2018 have been paid from cash flows from operations, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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

For the year ended December 31, 2018, we paid aggregate distributions of $4.8 million, including $2.8 million of distributions paid in cash and $2.0 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $3.7 million of current period cash flows from operations, $0.7 million of cash flows from operations in excess of distributions paid during 2017 and $0.4 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution.
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
        From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through December 2018, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
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
We rely on key real estate and debt finance professionals at our advisor, including Messrs. Bren and Schreiber, to identify suitable investment opportunities for us. KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Strategic Opportunity REIT, KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”) and KBS Strategic Opportunity REIT II are also advised by KBS Capital Advisors and rely on many of the same real estate and debt finance professionals as will future KBS‑sponsored programs advised by our advisor. Messrs. Bren and Schreiber and several of the other key real estate professionals at KBS Capital Advisors are also the key real estate professionals at KBS Realty Advisors and its affiliates, the advisors to the private KBS‑sponsored programs and the investment advisors to KBS‑advised investors. As such, we and the other KBS‑sponsored programs that are currently raising funds for investment, or that otherwise have funds available for investment, and KBS‑advised investors rely on many of the same real estate and debt finance professionals, as will future KBS‑sponsored programs and KBS‑advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS‑sponsored programs and KBS‑advised investors. In addition, other KBS‑sponsored programs advised by KBS Capital Advisors pay an acquisition fee to KBS Capital Advisors in connection with an investment. This may incentivize our advisor to direct an investment opportunity away from us and to a program that pays our advisor an acquisition fee. When these real estate and debt finance professionals direct an investment opportunity to any KBS‑sponsored program or KBS‑advised investor they, in their sole discretion, will offer the opportunity to the program or investor for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or investor. Our acquisition stage will overlap to some extent with five private KBS‑sponsored programs and possibly future KBS‑sponsored programs and KBS‑advised investors. It is the duty of our board of directors, including the independent directors, to ensure that the allocation method established by our advisor is applied fairly to us. Further, our advisory agreement with KBS Capital Advisors requires that KBS Capital Advisors inform the conflicts committee each quarter of the investments that have been purchased by other KBS‑sponsored programs and KBS‑advised investors for whom KBS Capital Advisors, KBS Realty Advisors or one of their affiliates serves as an investment advisor so that the conflicts committee can evaluate whether we are receiving our fair share of opportunities.

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
All of our executive officers, our affiliated directors and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS‑affiliated entities. Through KBS‑affiliated entities, some of these persons also serve as the investment advisors to KBS‑advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS Strategic Opportunity REIT, KBS REIT III, KBS Strategic Opportunity REIT II and other KBS‑sponsored programs. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the duties that they owe to us and our stockholders. Notwithstanding their fiduciary duties to us, their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, the principals and executive officers of our sponsor and our advisor and existing and future KBS‑sponsored programs and KBS‑advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our board of directors’ loyalties to KBS REIT II, KBS REIT III and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
Both of our affiliated directors are also affiliated directors of KBS REIT II and KBS REIT III. Notwithstanding their fiduciary duties to us, the loyalties of our directors serving on the boards of directors of KBS REIT II and KBS REIT III or possibly on the boards of directors of future KBS‑sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS‑sponsored programs, such as the following:

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
On December 7, 2018, our board of directors approved an estimated NAV per share of our common stock of $9.20 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” This valuation was designed to follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non‑Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
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
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018. As of September 30, 2018, we had 9,309,748 and 291,413 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any other adjustments to our estimated NAV subsequent to September 30, 2018, including, adjustments relating to the following, among others: (i) the issuance of common stock; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or, the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition‑related costs and financing costs related to future acquisitions. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share annually in December. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.

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
Our sponsor and its affiliates have not made a significant investment in us. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. On August 11, 2015, Charles J. Schreiber, Jr., our chief executive officer, the chairman of the board and one of our directors, and one of the indirect owners of our advisor, and Peter M. Bren, our president, one of our directors, and one of the indirect owners of our advisor, purchased 21,181.2380 and 21,181.2390 shares of our Class A common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The purchase price reflected an 8.5% discount to the $8.90 initial offering price in our initial private offering for our Class A common stock because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the accounts of three of his children, and he has disclaimed beneficial ownership of the shares. On October 4, 2017, each of Charles J. Schreiber and Peter M. Bren purchased an additional 11,428.57 shares of our Class A common stock for an aggregate purchase price of $100,000 or $8.75 per share. The purchase price was our estimated NAV per share as established by our board of directors on August 9, 2017 and the offering price in this offering as of their date of purchase. On May 9, 2018, Peter M. Bren purchased an additional 2,844.14 shares of our Class A common stock for an aggregate purchase price of $25,000 or $8.79 per share. The purchase price was our estimated NAV per share as established by our board of directors on December 8, 2017 and the offering price in this offering as of his date of purchase. Therefore, our sponsor and its affiliates will have little exposure to loss in the value of our shares. With this limited exposure, our investors may be at a greater risk of loss because our sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
Risks Associated with Debt Financing and the Use of Derivatives to Hedge Interest Rate Risk
We have obtained and in the future are likely to obtain lines of credit, mortgage indebtedness and other borrowings, which may increase our risk of loss due to potential foreclosure.
We have obtained and in the future plan to obtain lines of credit and long‑term financing that may be secured by our real estate investments. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends‑paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.

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
Increases in interest rates and changes to the LIBOR settling process could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2018, we had total outstanding debt of approximately $117.8 million, including approximately $39.3 million of debt subject to variable interest rates (excluding amounts that were hedged to fix rates and a forward interest rate swap in the amount of $30.0 million that will become effective on April 1, 2019), and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.
Additionally, we pay interest under certain of our notes payable based on the London Interbank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority announced that by the end of 2021, LIBOR would be replaced with a more reliable alternative, due to LIBOR rate manipulation and the resulting fines assessed on several major financial institutions over the past several years. It is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. At this time, we do not know what changes will be made by the Financial Conduct Authority, or how the changes to or replacement of LIBOR will affect the interest we pay on our unsecured credit facility and other debt instruments. Additionally, there is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark interest rates or borrowing costs, any of which may have an adverse effect on us.

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

•	If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;

•
Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);

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
As of December 31, 2018, we owned four office buildings containing 683,952 rentable square feet, which were collectively 93% occupied with a weighted-average remaining lease term of 4.0 years. The following table provides summary information regarding the properties owned by us as of December 31, 2018:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands) (1)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Von Karman Tech Center Irvine, CA	08/12/2015	Office	101,161	$20,380	$2,007	$22.63	3.5	10.1%	87.6%
Commonwealth Building Portland, OR	06/30/2016	Office	224,122	77,262	5,849	27.10	2.9	37.4%	96.3%
The Offices at Greenhouse Houston, TX	11/14/2016	Office	203,284	47,241	4,201	20.66	5.4	22.7%	100.0%
Institute Property Chicago, IL	11/09/2017	Office	155,385	45,868	3,306	26.33	4.2	23.4%	80.8%
			683,952	$190,751	$15,363	$24.26	4.0		92.6%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2018:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	2	$144	0.9%	19,606	3.1%
2019	15	1,484	9.7%	62,211	9.8%
2020	10	1,045	6.8%	38,176	6.0%
2021	12	2,234	14.5%	90,700	14.3%
2022	6	1,012	6.6%	35,968	5.7%
2023	16	4,007	26.1%	158,052	25.0%
2024	6	4,134	26.9%	179,526	28.3%
2025	2	133	0.9%	5,524	0.9%
2026	5	685	4.4%	24,610	3.9%
2027	1	485	3.2%	18,962	3.0%
Total	75	$15,363	100.0%	633,335	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2018, we had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 20% of our annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 21% of the total rentable square feet of our real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of December 31, 2018, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of our annualized base rent.

As of December 31, 2018, our portfolio’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	12	$5,866	38.2%
Information technology	9	2,093	13.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2018, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time
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
Stockholder Information
As of March 1, 2019, we had 9,487,784 shares of Class A common stock and 297,237 shares of Class T common stock outstanding held by a total of 832 and 72 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under NASD Conduct Rule 2340, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the net asset value (“NAV”) per share of our common stock as $9.20 as of December 31, 2018. This estimated NAV per share is based on our board of directors’ approval on December 7, 2018 of an estimated NAV per share of our common stock of $9.20 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2018. There were no other material changes between September 30, 2018 and December 7, 2018 that impacted the overall estimated NAV per share.
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including the review and approval of the valuation and appraisal process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of our conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, to provide a calculation of the range in estimated NAV per share of our common stock as of September 30, 2018. Duff & Phelps based this range in estimated NAV per share upon (i) appraisals of our four real estate properties owned as of September 30, 2018 (the “Appraised Properties”) performed by Duff & Phelps, and (ii) valuations performed by our advisor, with respect to our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2018. The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. Duff & Phelps’ valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Upon the conflicts committee’s receipt and review of Duff & Phelps’ valuation report, which included the appraised value of each of the Appraised Properties as noted in the appraisal reports prepared by Duff & Phelps and a summary of the estimated value of each of our other assets and liabilities as determined by our advisor and reviewed by Duff & Phelps, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated NAV per share of $8.50 to $9.92, with a mid-range value of $9.20 per share, as indicated in Duff & Phelps’ valuation report and recommended by our advisor, which mid-range value was based on Duff & Phelps’ appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $9.20 as the estimated NAV per share of our common stock, which mid-range value was determined by Duff & Phelps and recommended by our advisor and which was based on Duff & Phelps’ appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $9.20 as the estimated NAV per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated NAV per share as of December 7, 2018 as well as the calculation of our prior estimated value per share as of December 8, 2017. Duff & Phelps was not responsible for establishing the estimated NAV per share as of December 7, 2018 or December 8, 2017.

	December 7, 2018 Estimated Value per Share	December 8, 2017 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$21.48	$16.42	$5.06
Cash	0.59	0.59	—
Other assets	0.25	0.20	0.05
Mortgage debt (3)	(12.40)	(7.82)	(4.58)
Other liabilities	(0.72)	(0.51)	(0.21)
Acquisition and financing costs subsequent to September 30, 2017	—	(0.09)	0.09
Estimated NAV per share	$9.20	$8.79	$0.41
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated NAV per share	$9.20	$8.79	$0.41
_____________________
(1) The December 8, 2017 estimated value per share was based upon a calculation of the range in estimated NAV per share of our common stock as of September 30, 2017 by Duff & Phelps and the recommendation of our advisor. Duff & Phelps based this range in estimated NAV per share upon appraisals of our three real estate properties performed by Duff & Phelps, valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities, and a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. For more information relating to the December 8, 2017 estimated value per share and the assumptions and methodologies used by Duff & Phelps and our advisor, see our Current Report on Form 8-K filed with the SEC on December 11, 2017.
(2) The increase in the estimated value of real estate properties per share was primarily due to increases in the appraised values of the real estate properties and capital expenditures subsequent to September 30, 2017.
(3) The decrease in the estimated value per share of mortgage debt was primarily due to an increase in the debt balance.
The increase in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the increase in the estimated value per share from $8.79 to $9.20. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, capital expenditures and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 8, 2017 estimated value per share	$8.79
Changes to estimated value per share
Real estate
Real estate	0.91
Capital expenditures on real estate	(0.35)
Total change related to real estate	0.56
Operating cash flows in excess of distributions declared (1)	0.03
Notes payable	(0.12)
Asset derivatives - interest rate swaps	0.14
Deferral of asset management fee liability	(0.19)
Other changes, net	(0.01)
Total change in estimated value per share	$0.41
December 7, 2018 estimated value per share	$9.20
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs and deferral of asset management fee. We compute MFFO in accordance with the definition included in the practice guideline issued by IPA in November 2010.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and these differences could be significant. In particular, due in part to our relatively small asset base and the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares.  See the discussion under “Real Estate - Real Estate Valuation” below. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations and the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. As of September 30, 2018, we had no potentially dilutive securities outstanding that would impact the estimated NAV per share of its common stock.
Our estimated NAV per share takes into consideration any potential liability related to a subordinated participation in cash flows our advisor is entitled to upon meeting certain stockholder return thresholds in accordance with the advisory agreement. For purposes of determining the estimated NAV per share, our advisor calculated the potential liability related to this incentive fee based on a hypothetical liquidation of our assets and liabilities at their estimated fair values, after considering the impact of any potential closing costs and fees related to the disposition of real estate properties, and determined that there would be no liability related to the subordinated participation in cash flows.
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
Real Estate
Independent Valuation Firm: Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated NAV per share of our common stock as of December 7, 2018. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps is based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
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

_____________________
(1) Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Duff & Phelps to prepare appraisal reports for each of the Appraised Properties and to provide a calculation of the range in estimated NAV per share of our common stock and Duff & Phelps received fees upon the delivery of such reports and the calculation of the range in estimated NAV per share of our common stock. In addition, we have agreed to indemnify Duff & Phelps against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Duff & Phelps and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Duff & Phelps and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Duff & Phelps appraiser as certified in the applicable appraisal report.

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
In performing its analyses, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions may affect Duff & Phelps’ analyses and conclusions. Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
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
As of September 30, 2018, the Appraised Properties consisted of four office buildings, which were acquired for a total purchase price of $179.5 million, exclusive of acquisition fees and acquisition expenses of $3.8 million, in which we had invested $6.5 million in capital and tenant improvements. As of September 30, 2018, the total appraised value of the Appraised Properties as provided by Duff & Phelps using the appraisal methods described above was $206.2 million. The total appraised value of the Appraised Properties as of September 30, 2018, compared to the total purchase price of the Appraised Properties plus subsequent capital improvements through September 30, 2018, results in an overall increase in the value of the Appraised Properties of approximately 10.9%.

The following table summarizes the key assumptions that were used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	5.50% to 7.50%	6.28%
Discount rate	7.50% to 8.50%	7.80%
Net operating income compounded annual growth rate (1)	2.76% to 7.49%	5.01%
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.58	$(0.54)	$0.71	$(0.68)
Discount Rate	0.42	(0.42)	0.65	(0.65)
Finally, a 1% increase in the appraised value of the Appraised Properties would result in a $0.21 increase in our estimated NAV per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.22 to our estimated NAV per share, assuming all other factors remain unchanged.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2018, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2018, the GAAP fair value and carrying value (excluding unamortized deferred financing costs of $1.0 million) of our notes payable were $119.0 million and $117.8 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.0 years, was approximately 4.46%.
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount Rate	$(0.08)	$0.08	$(0.08)	$0.07

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
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated NAV per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of the its liabilities or a sale of our company;

•	our shares of common stock would trade at its estimated NAV per share on a national securities exchange;

•	a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;

•	another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or

•	the methodology used to determine our estimated NAV per share would be acceptable to the Financial Industry Regulatory Authority or for compliance with ERISA reporting requirements.
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2018. As of September 30, 2018, we had 9,309,748 and 291,413 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any adjustments to our estimated NAV subsequent to September 30, 2018, including, adjustments relating to the following, among others: (i) the issuance of common stock; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or, the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We currently expect to utilize our advisor and/or an independent valuation firm to update the offering price per share in December 2019 and annually thereafter. We cannot assure you that our estimated NAV per share will increase or that it will not decrease.
Historical Estimated Values per Share
The historical reported estimated value per share of our common stock approved by the board of directors is set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$8.79	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$8.75	August 9, 2017	Current Report on Form 8-K, filed August 10, 2017

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
Generally, our policy is to pay distributions from cash flow from operations. However, while we are acquiring income-producing assets during our offering stage and until we have a substantial portfolio of investments, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with an advance from our advisor and debt financing and we expect to utilize debt financing in the future, if necessary, to fund at least a portion of our distributions. We may also fund such distributions with proceeds from the sale of assets. We may fund distributions from any source, including, without limitation, offering proceeds or borrowings, and our charter does not limit the amount of funds we may use from any source to pay such distributions. Our distribution policy is generally not to use the proceeds from an offering to pay distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements” and the risks discussed in Part I, Item 1A, “Risk Factors.” Those factors include: our ability to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease.  In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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

During 2018 and 2017, we declared distributions based on daily record dates for each day during the periods commencing January 1, 2017 through December 31, 2018. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2018 and 2017, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,118	$1,200	$1,270	$1,284	$4,872
Total Per Class A Share Distribution (1)	$0.119	$0.128	$0.133	$0.133	$0.513
Total Per Class T Share Distribution (1) (2)	$0.119	$0.128	$0.133	$0.133	$0.513
	2017
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,115	$1,154	$1,170	$1,144	$4,583
Total Per Class A Share Distribution (1)	$0.123	$0.125	$0.124	$0.121	$0.493
Total Per Class T Share Distribution (1) (2)	$0.099	$0.100	$0.124	$0.121	$0.444
_____________________
(1) Distributions for the periods from January 1, 2017 through August 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through December 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00131849 per day. Distributions for the periods from January 1, 2018 through April 30, 2018 and from May 1, 2018 through December 31, 2018 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively. Total distribution per class of share assumes the share was issued and outstanding each date that was a record date for distributions during the period.
(2) Cash distributions on Class T shares were lower than cash distributions on Class A shares because of the stockholder servicing fee, which was a class-specific expense allocated to all of the Class T shares, paid with respect to Class T shares sold in our primary initial public offering. Accrual of the stockholder servicing fee ceased upon termination of our primary initial public offering on June 30, 2017.
The tax composition of our distributions declared for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
Ordinary Income	—%	—%
Capital Gain	—%	—%
Return of Capital	100%	100%
Total	100%	100%
For more information with respect to our distributions paid, including stock dividends issued, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On December 7, 2018, our board of directors authorized cash distributions based on daily record dates for the period from January 1, 2019 through January 31, 2019, which we paid on February 4, 2019. On January 23, 2019, our board of directors declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from February 1, 2019 through February 28, 2019, which we paid on March 1, 2019, and distributions based on daily record dates for the period from March 1, 2019 through March 31, 2019, which we expect to pay in April 2019. On March 6, 2019, our board of directors declared distributions based on daily record dates for the period from April 1, 2019 through April 30, 2019, which we expect to pay in May 2019, and distributions based on daily record dates for the period from May 1, 2019 to May 31, 2019, which we expect to pay in June 2019. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.
Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

(a)	During the year ended December 31, 2018, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(c) of Regulation D of the Act, we are currently conducting a private offering for the sale of a maximum of $1,000,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on October 3, 2017. The exemption is available to us because the shares are being offered and sold solely to accredited investors and we are verifying accredited investor status. Prior to the launch of the private offering, on September 29, 2017, we engaged North Capital Private Securities Corporation (“NCPS”) to act as dealer manager for the offering. For sales executed by NCPS, our advisor pays NCPS, without reimbursement from us, selling commissions of 0.5% of the gross offering proceeds. Through December 13, 2018, shares were sold in the private offering at $8.79 per share. Effective December 14, 2018, we are offering shares in the private offering at $9.20 per share. Through December 31, 2018, we had raised approximately $3.0 million related to the sale of 343,069 shares of our Class A common stock in the private offering. Through December 31, 2018, our advisor had paid underwriting commissions of approximately $24,000 related to this private offering.

(b)	Not applicable.
Share Redemption Program
Our share redemption program provides that stockholders may sell their shares to us in limited circumstances. Commencing with redemptions in 2019, our share redemption program is only available for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). Previously, ordinary redemptions were available under the terms of our share redemption program.
Pursuant to our share redemption program, as amended to date, there are several limitations on our ability to redeem shares:

•
During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. The dollar amount limitation for special redemptions for the calendar year 2019 is $1.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.

•	During any calendar year, we may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

During 2018, our ability to redeem shares in connection with a special redemption or ordinary redemption was limited to the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year. In addition, except for special redemptions, we could not redeem shares unless the stockholder had held his or her shares for one year.
Special redemptions are redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date. Ordinary redemptions were redeemed at 95.0% of our most recent estimated NAV per share as of the applicable redemption date.
On December 8, 2017, our board of directors approved an estimated NAV per share of our common stock of $8.79 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to our net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2017 estimated value per share, see the Current Report on Form 8-K filed with the SEC on December 11, 2017. Redemptions during calendar year 2018 were repurchased based on the estimated NAV per share of $8.79.

On December 7, 2018, our board of directors approved an estimated NAV per share of our common stock of $9.20 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2018. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” Redemptions in 2019 and until an updated estimated NAV per share is announced will be repurchased based on the estimated NAV per share of $9.20.
We may amend, suspend or terminate our share redemption program upon 10 business days’ notice.  We redeem shares on the last business day of each month.  For a stockholder’s shares to be eligible for redemption in a given month or to withdraw a redemption request, we must receive a written notice from the stockholder or from an authorized representative of the stockholder in good order and on a form approved by us at least five business days before the redemption date.
During the year ended December 31, 2018, redemptions under our share redemption program were funded with the net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year, and shares were redeemed pursuant to our share redemption program as follows in the table below. As of December 31, 2018, we had a total of $5.1 million outstanding and unfulfilled ordinary redemption requests representing 585,222 shares. As disclosed above, the share redemption program is no longer available for ordinary redemptions.

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2018	36,971	$8.35	(2)
February 2018	240,101	$8.35	(2)
March 2018	—	$—	(2)
April 2018	—	$—	(2)
May 2018	—	$—	(2)
June 2018	—	$—	(2)
July 2018	—	$—	(2)
August 2018	—	$—	(2)
September 2018	—	$—	(2)
October 2018	—	$—	(2)
November 2018	—	$—	(2)
December 2018	—	$—	(2)
Total	277,072
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limited the dollar value of shares that could be redeemed under the program in 2018 as described above. One of these limitations was that the number of shares we could redeem in 2018 was limited to the amount we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during 2017. Based on the amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during 2017, we had $2.3 million available for redemptions of shares eligible for redemption in 2018. In February 2018, we exhausted all shares eligible for redemption for 2018. Effective for redemptions in 2019, our share redemption program is no longer available to ordinary redemptions and we have $1.0 million available for special redemptions, none of which was used to redeem special redemption shares in January and February 2019.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2018, 2017, 2016 and 2015 and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2018	2017	2016	2015
Balance sheet data
Total real estate, net	$173,635	$181,129	$138,580	$21,080
Total assets	185,662	187,140	155,913	34,340
Notes payable, net	116,833	112,780	81,375	16,057
Total liabilities	130,071	125,407	91,492	18,180
Redeemable common stock	1,000	2,314	1,791	54
Total stockholders’ equity	54,591	59,419	62,630	16,106
	For the Years Ended December 31,			For the Period from January 27, 2015 to December 31, 2015
	2018	2017	2016
Operating data
Total revenues	$22,180	$16,961	$6,855	$948
Net loss	(3,601)	(2,199)	(4,089)	(776)
Class A Common Stock:
Net loss	(3,492)	(2,131)	(4,080)	(773)
Net loss per common share - basic and diluted	(0.38)	(0.23)	(0.55)	(1.29)
Class T Common Stock:
Net loss	(109)	(68)	(9)	(3)
Net loss per common share - basic and diluted	(0.38)	(0.28)	(0.68)	(1.62)
Other data
Cash flows provided by (used in) operating activities	4,279	4,259	(35)	(114)
Cash flows used in investing activities	(1,654)	(47,431)	(115,158)	(21,277)
Cash flows provided by financing activities	1,500	30,029	117,966	34,084
Distributions declared	(4,872)	(4,583)	(3,655)	(195)
Distributions declared per common share - Class A (1)	0.513	0.493	0.500	0.167
Distributions declared per common share - Class T (1)	0.513	0.444	0.175	—
Stock dividends declared per common share (2)	—	0.007	0.010	0.003
Weighted-average number of common shares outstanding, basic and diluted - Class A	9,205,952	9,080,826	7,393,983	598,123
Weighted-average number of common shares outstanding, basic and diluted - Class T	288,586	246,737	13,718	1,774
_____________________
(1) For the month of September 2015, our cash distribution was declared for a single record date, September 30, 2015, in the amount of $0.04109589 per share. Distributions for the periods from October 1, 2015 through February 28, 2016 and March 1, 2016 through August 31, 2017 were based on daily record dates. Distributions for these periods were calculated based on stockholders of record each day during these periods at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through December 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00131849 per share per day. Distributions for the period from January 1, 2018 through April 30, 2018 and from May 1, 2018 through December 31, 2018 were were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively. Assumes Class A share was issued and outstanding each day that was a record date for distributions during the periods presented. Assumes Class T share was issued and outstanding from July 26, 2016 through December 31, 2018.
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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of December 31, 2018, we had sold 566,328 and 22,774 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $5.4 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. As of December 31, 2018, we had sold 343,069 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $3.0 million.
As of December 31, 2018, we had redeemed 422,286 Class A shares for $3.5 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of December 31, 2018, we owned four office buildings.
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
Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our operations. We will obtain the capital required to make real estate investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of December 31, 2018, we had raised approximately $89.2 million in gross offering proceeds from the sale of shares of our common stock in our initial private offering, second private offering and initial public offering. We terminated our primary initial public offering effective June 30, 2017 and launched a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act on October 3, 2017. We continue to offer shares of common stock under our publicly registered distribution reinvestment plan.
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
As of December 31, 2018, we owned four office properties that were 93% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offerings and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the year ended December 31, 2018 were met through cash flow generated by our real estate investments and with proceeds from our offerings.
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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2018, our aggregate borrowings were approximately 66% of our net assets before deducting depreciation and other non-cash reserves.
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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through December 2018. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
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

Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2018 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of December 31, 2018, we owned four office properties. During the year ended December 31, 2018, net cash provided by operating activities was $4.3 million, compared to net cash provided by operating activities of $4.3 million during the year ended December 31, 2017. We expect that our cash flows from operating activities will increase in future periods to the extent we make additional acquisitions of real estate and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.7 million for the year ended December 31, 2018 and consisted of cash used for improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2018, net cash provided by financing activities was $1.5 million and consisted primarily of the following:

•	$4.0 million of net cash provided by debt financing as a result of proceeds from notes payable of $45.0 million, offset by principal payments on notes payable of $41.0 million;

•	$2.7 million of net cash provided by offering proceeds related to our second private offering;

•	$2.3 million of cash used for redemptions of common stock; and

•	$2.9 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $2.0 million.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2018 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$117,800	$—	$72,800	$45,000	$—
Interest payments on outstanding debt obligations (2)	13,273	4,896	6,346	2,031	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate). We incurred interest expense of $4.7 million, excluding amortization of deferred financing costs totaling $0.3 million, debt refinancing costs of $0.2 million and unrealized losses on derivative instruments of $0.1 million during the year ended December 31, 2018.
Results of Operations
Overview
We conducted a primary initial public offering from April 28, 2016 through June 30, 2017 and are continuing to offer shares in our publicly registered distribution reinvestment plan offering. On October 3, 2017 we launched a private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act. Prior to our initial public offering, we conducted a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act, that commenced on June 11, 2015. Our results of operations for the years ended December 31, 2018 and December 31, 2017 are not directly comparable as we commenced investment operations on August 12, 2015 in connection with our first investment and have since been raising money in and investing the proceeds from our offerings. We owned four office properties as of December 31, 2018 and December 31, 2017. However, we did not acquire the last property until November 2017. In general, we expect that our income and expenses related to our portfolio will increase in future periods to the extent we make additional acquisitions of real estate investments.

Comparison of the year ended December 31, 2018 versus the year ended December 31, 2017

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Acquisition (1)	$ Change Due to Property Held Throughout Both Periods (2)
	2018	2017
Rental income	$18,028	$13,577	$4,451	33%	$4,153	$298
Tenant reimbursements	3,993	3,288	705	21%	415	290
Other operating income	159	96	63	66%	71	(8)
Operating, maintenance and management costs	4,734	3,783	951	25%	779	172
Property management fees	170	124	46	37%	38	8
Real estate taxes and insurance	2,786	2,087	699	33%	878	(179)
Asset management fees to affiliate	1,855	632	1,223	194%	376	847
General and administrative expenses	1,452	1,471	(19)	(1)%	n/a	n/a
Depreciation and amortization	9,529	7,618	1,911	25%	2,487	(576)
Interest expense	5,302	3,287	2,015	61%	986	1,029
Interest and other income	47	48	(1)	(2)%	—	(1)
Loss from extinguishment of debt	—	(206)	206	(100)%	—	206
_____________________
(1) Represents the dollar amount increase for the year ended December 31, 2018 compared to the year ended December 31, 2017 related to a real estate investment acquired on or after January 1, 2017.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2018 compared to the year ended December 31, 2017 with respect to the real estate investment owned by us throughout both periods presented.
Rental income and tenant reimbursements increased from $16.9 million for the year ended December 31, 2017 to $22.0 million for the year ended December 31, 2018, primarily as a result of the growth in our real estate portfolio. We expect rental income and tenant reimbursements to increase in future periods to the extent we make additional acquisitions of real estate investments.
Operating, maintenance, and management costs increased from $3.8 million for the year ended December 31, 2017 to $4.7 million for the year ended December 31, 2018, primarily as a result of the growth in our real estate portfolio and an additional $0.3 million of costs relating to legal fees incurred in connection with a water intrusion damage claim at Von Karman Tech Center. We expect operating, maintenance, and management costs to increase in future periods to the extent we make additional acquisitions of real estate investments.
Property management fees increased from $0.1 million for the year ended December 31, 2017 to $0.2 million for the year ended December 31, 2018, primarily as a result of the growth in our real estate portfolio. We expect property management fees to increase in future periods to the extent we make additional acquisitions of real estate investments.
Real estate taxes and insurance increased from $2.1 million for the year ended December 31, 2017 to $2.8 million for the year ended December 31, 2018, primarily as a result of the growth in our real estate portfolio, partially offset by a decrease of $0.2 million due to property tax reassessments. We expect real estate taxes and insurance to increase in future periods to the extent we make additional acquisitions of real estate investments.
Asset management fees to affiliate for the year ended December 31, 2018 was $1.9 million. Asset management fees to affiliate for the year ended December 31, 2017 was $1.1 million, of which $0.5 million relating to the second and third quarter of 2017 was waived by our advisor. Asset management fees beginning October 2017 through December 2018 were accrued but payment was deferred by our advisor. The overall increase in asset management fees before factoring any fees waived was due to the growth in our real estate portfolio as well as an amendment to our advisory agreement on August 9, 2017, which amended the terms of the asset management fees. We expect asset management fees to increase in future periods to the extent we make additional acquisitions of real estate investments.
Depreciation and amortization increased from $7.6 million for the year ended December 31, 2017 to $9.5 million for the year ended December 31, 2018, primarily as a result of the growth in our real estate portfolio, offset by the acceleration of amortization of tenant improvement costs and tenant origination and absorption costs in connection with tenant lease terminations during the year ended December 31, 2017. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.

Interest expense increased from $3.3 million for the year ended December 31, 2017 to $5.3 million for the year ended December 31, 2018. Included in interest expense is the amortization of deferred financing costs of $0.3 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively. Also included in interest expense during the year ended December 31, 2018 was $0.2 million of debt refinancing costs. During the year ended December 31, 2018, we recorded $0.1 million of unrealized loss on interest rate swaps and $0.2 million of unrealized gain on interest rate swaps during the year ended December 31, 2017. The increase in interest expense is primarily due to an increase in one-month LIBOR and its impact on interest expense related to our variable rate debt and increased borrowings in connection with the acquisition of real estate, resulting in an increase in the average loan balance. In general, we expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2018	2017	2016
Net loss	$(3,601)	$(2,199)	$(4,089)
Depreciation of real estate assets	3,913	2,723	1,046
Amortization of lease-related costs	5,616	4,895	1,958
FFO	5,928	5,419	(1,085)
Straight-line rent and amortization of above- and below-market leases, net	(3,062)	(2,302)	(1,208)
Unrealized loss (gain) on derivative instrument	86	(178)	—
Loss from extinguishment of debt	—	206	—
Real estate acquisition fees to affiliate	—	—	2,316
Real estate acquisition fees and expenses	—	—	405
MFFO	$2,952	$3,145	$428
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
Through December 31, 2018, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.4 million. As of December 31, 2018, we recorded $39,358 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of December 31, 2018, KBS Capital Advisors had incurred $4.3 million in offering expenses on our behalf related to the second private placement offering. The advisor has agreed to pay these expenses on our behalf without reimbursement by us.

Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows during 2018 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2018	$1,118	$0.119	$0.119	$612	$511	$1,123	$(574)
Second Quarter 2018	1,200	0.128	0.128	667	503	1,170	1,996
Third Quarter 2018	1,270	0.133	0.133	758	506	1,264	773
Fourth Quarter 2018	1,284	0.133	0.133	812	455	1,267	2,084
	$4,872	$0.513	$0.513	$2,849	$1,975	$4,824	$4,279
_____________________
(1) Distributions for the periods from January 1, 2018 through April 30, 2018 and from May 1, 2018 through December 31, 2018 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the year ended December 31, 2018, we paid aggregate distributions of $4.8 million, including $2.8 million of distributions paid in cash and $2.0 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2018 was $3.6 million. FFO for the year ended December 31, 2018 was $5.9 million and cash flows provided by operations for the year ended December 31, 2018 was $4.3 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $3.7 million of current period cash flows from operations, $0.7 million of cash flows from operations in excess of distributions paid during 2017 and $0.4 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Part I, Item 1A, “Risk Factors.” Those factors include: our ability to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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
Based on our evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at our properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.1 million and were included in tenant reimbursements on the accompanying statements of operations.

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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
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
For those instruments designated as cash flow hedges, we formally document all relationships between hedging instruments and hedged items, as well as our risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. We also assess and document, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When we determine that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, we discontinue hedge accounting prospectively and reclassify amounts recorded to accumulated other comprehensive income (loss) to earnings.
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
Cash Distributions Paid
On January 2, 2019, we paid distributions of $0.4 million, which related to cash distributions on our common stock, declared for daily record dates for each day in the period from December 1, 2018 through December 31, 2018. On February 4, 2019, we paid cash distributions of $0.5 million, which related to cash distributions on our common stock, declared for daily record dates for each day in the period from January 1, 2019 through January 31, 2019. On March 1, 2019, we paid distributions of $0.4 million, which related to cash distributions on our common stock, declared for daily record dates for each day in the period from February 1, 2019 through February 28, 2019.
Distributions Authorized
On January 23, 2019, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from February 1, 2019 through February 28, 2019, which we paid on March 1, 2019, and distributions based on daily record dates for the period March 1, 2019 through March 31, 2019, which we expect to pay in April 2018. On March 6, 2019, our board of directors authorized cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the period from April 1, 2019 through April 30, 2019 and May 1, 2019 through May 31, 2019, which we expect to pay in May 2019 and June 2019, respectively. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day.

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
The table below summarizes the outstanding principal balance, weighted-average interest rates and fair value for our notes payable; and the notional amounts, average pay and receive rates of our derivative instruments, based on maturity dates as of December 31, 2018 (dollars in thousands):

	Maturity Date						Total Value or Amount
	2019	2020	2021	2022	2023	Thereafter		Fair Value
Assets
Derivative Instruments
Interest rate swaps, notional amount	$—	$—	$48,533	$—	$—	$—	$48,533	$501
Average pay rate (1)	—	—	2.1%	—	—	—	2.1%
Average receive rate (2)	—	—	2.5%	—	—	—	2.5%

Liabilities
Notes payable, principal outstanding
Variable Rate	$—	$72,800	$—	$—	$45,000	$—	$117,800	$118,911
Weighted-average interest rate (3)	—	4.2%	—%	—	4.2%	—	4.2%
Derivative Instruments
Interest rate swaps, notional amount	$—	$—	$—	$30,000	$—	$—	$30,000	$409
Average pay rate (1)	—	—	—	2.8%	—	—	2.8%
Average receive rate (2)	—	—	—	2.5%	—	—	2.5%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30‑day LIBOR rate as of December 31, 2018.
(3) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2018, where applicable.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At December 31, 2018, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $39.3 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt (including a forward interest rate swap in the amount of $30.0 million, which will become effective on April 1, 2019). Based on interest rates as of December 31, 2018, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2019, interest expense on our variable rate debt would increase or decrease by $0.4 million.
The weighted average interest rate of our variable rate debt at December 31, 2018 was 4.2%.  The interest rate represents the actual interest rate in effect at December 31, 2018 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2018 where applicable.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
As of the quarter ended December 31, 2018, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Peter M. Bren	President and Director	85
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer and Director	67
Jeffrey K. Waldvogel	Chief Financial Officer	41
Stacie K. Yamane	Chief Accounting Officer	54
George R. Bravante, Jr.	Independent Director	60
Jon D. Kline	Independent Director	52
Keith P. Russell	Independent Director	73
_____________________
* As of March 1, 2019.
Peter M. Bren is our President and a director, positions he has held since January 2015 and July 2017, respectively. He is also Chairman and President of our advisor, and is President of KBS REIT II and KBS REIT III, positions he has held for these entities since October 2004, August 2007 and January 2010, respectively. Mr. Bren was elected as a director of KBS REIT II and KBS REIT III in February 2019 and July 2018, respectively. Mr. Bren was President and a director of KBS Legacy Partners Apartment REIT, positions he held from August 2009 and July 2009 until its liquidation in December 2018, respectively. Mr. Bren was also President of KBS REIT I, a position he held from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Bren indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager for our distribution reinvestment plan offering, our initial private offering and our initial public offering. KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2008, 2009, 2009 and 2013, respectively.
Mr. Bren is Chairman and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2018, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $25.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
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
Our board of directors has concluded that Mr. Bren is qualified to serve as one of our directors for reasons including his extensive industry and leadership experience. With more than 40 years of experience in real estate development, management, acquisition, disposition and financing and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, Mr. Bren has the depth and breadth of experience to implement our business strategy. As our President and a principal of our advisor, Mr. Bren is well-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors; as President of KBS REIT II and KBS REIT III; as a director of KBS REIT II and KBS REIT III; and as former President and/or a director of KBS REIT I and KBS Legacy Partners Apartment REIT, Mr. Bren brings to the board demonstrated management and leadership ability.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2015. He is also the Chief Executive Officer of our advisor, a position he has held since October 2004; Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held since August 2007, August 2007 and July 2007, respectively; and Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. Mr. Schreiber was Chief Executive Officer and director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and our dealer manager for our distribution reinvestment plan offering, our initial private offering and our initial public offering. KBS Holdings is or was a sponsor of our company and is a sponsor of KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III and KBS Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2008, 2009, 2009 and 2013, respectively.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2018, KBS Realty Advisors, together with KBS affiliates, including KBS Capital Advisors, had been involved in the investment in or management of approximately $25.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
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

Our board of directors has concluded that Mr. Schreiber is qualified to serve as a director and Chairman of the Board for reasons including his extensive industry and leadership experience. Since the formation of the first investment advisor affiliated with Messrs. Bren and Schreiber in 1992, and through December 31, 2018, Mr. Schreiber had been involved in the investment in or management of over $25.9 billion of real estate investments through KBS affiliates. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our external advisor, Mr. Schreiber is best-positioned to provide our board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors and as Chief Executive Officer, Chairman of the Board and a director of KBS REIT II and KBS REIT III, and as a director and trustee of the Irvine Company and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber will bring to our board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, Treasurer and Secretary, positions he has held since June 2015, April 2017 and April 2017, respectively. He is also the Chief Financial Officer of our advisor, and Chief Financial Officer and Treasurer and Secretary of KBS REIT II and KBS REIT III. He has held the Chief Financial Officer positions since June 2015 and the Treasurer and Secretary position of KBS REIT II since August 2018 and KBS REIT III since July 2018. He is also the Chief Financial Officer, Treasurer and Secretary of KBS Strategic Opportunity REIT and KBS Strategic Opportunity REIT II, positions he has held for each of these entities since June 2015. He was Chief Financial Officer of KBS REIT I from June 2015 until its liquidation in December 2018. He was the Chief Financial Officer, Treasurer and Secretary of KBS Legacy Partners Apartment REIT from June 2015 until its liquidation in December 2018.
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
Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2015. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT II, KBS Strategic Opportunity REIT, KBS REIT III and KBS Strategic Opportunity REIT II, positions she has held for these entities since October 2008, October 2008, August 2009, January 2010 and February 2013, respectively. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS Legacy Partners Apartment REIT; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008 she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008, she served as Controller of KBS REIT I.
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
Jon D. Kline is one of our independent directors, a position he has held since March 2016. Mr. Kline is the founder and Chief Executive Officer of Clearview Hotel Capital, LLC, a privately-held hotel investment and advisory company focused on acquiring and providing asset management for hotels in urban and unique locations. Mr. Kline has led Clearview Hotel Capital since its founding in 2007. From 2006 through 2007, he served as President and, from 2003 to 2006, as Chief Financial Officer of Sunstone Hotel Investors, Inc., a public hotel REIT (NYSE:SHO). Prior to joining Sunstone in 2003, Mr. Kline oversaw the U.S. hospitality and leisure investment banking practice at Merrill Lynch & Co., with responsibility for lodging, gaming, restaurants and other leisure industries. Prior to joining Merrill Lynch, Mr. Kline was a real estate investment banker at Smith Barney, focused on lodging and other real estate asset classes, and an attorney with Sullivan & Cromwell LLP. Mr. Kline has served on the board of directors of CareTrust REIT, Inc. (NASDAQ: CTRE), a public REIT, since June 2014, and he is currently the chair of the audit committee and a member of the nominating and corporate governance committees. Mr. Kline holds a Bachelor of Arts in Economics from Emory University and a J.D. from New York University School of Law.
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
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Keith P. Russell (chairman), George R. Bravante, Jr. and Jon D. Kline. All of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that all members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.”
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
Compensation of Executive Officers
We currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. If, in the future, we were to compensate our executive officers directly, our conflicts committee, which is composed of all of our independent directors, would discharge our board of directors’ responsibilities relating to the compensation of our executives. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence — Report of the Conflicts Committee — Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2018.

Name	Fees Earned in 2018 or Paid in Cash (1)	All Other Compensation	Total
George R. Bravante, Jr.	$92,329	$—	$92,329
Jon D. Kline	98,829	—	98,829
Keith P. Russell	94,829	—	94,829
Charles J. Schreiber, Jr. (2)	—	—	—
Peter M. Bren (2)	—	—	—
_____________________
(1) Fees Earned in 2018 or Paid in Cash include meeting fees earned in: (i) 2017 but paid or reimbursed in the first quarter of 2018 as follows: Mr. Bravante $7,333, Mr. Kline $8,333, and Mr. Russell $7,333; and (ii) 2018 but paid or to be paid in 2019 as follows: Mr. Bravante $7,333, Mr. Kline $8,333, and Mr. Russell $7,333.
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
Stock Ownership
The following table shows, as of March 1, 2019, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock or Class T common stock, respectively (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Burns Family Trust	—		—	22,449	7.55%
Burnell D & Shirley Kraft Rev Trust	—		—	17,284	5.81%
Julie W Lorenzen	—		—	16,921	5.69%
Comrit Investments I, Limited Partnership (2)	1,755,752		18.51%	—	—
Peter M. Bren (3)	34,677	(4) (5)	0.37%	—	—
Charles J. Schreiber, Jr. (3)	58,025	(4)	0.61%	—	—
Jeffrey K. Waldvogel	—		—	—	—
Stacie K. Yamane	—		—	—	—
George R. Bravante, Jr.	—		—	—	—
Jon D. Kline	—		—	—	—
Keith P. Russell	—		—	—	—
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
Director Independence
A majority of our board of directors, Messrs. Bravante, Kline and Russell, meet the independence criteria as specified in our charter, as set forth on Appendix A attached hereto.  In addition, athough our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that George R. Bravante, Jr., Jon D. Kline and Keith P. Russell each satisfies the New York Stock Exchange independence standards. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. On October 3, 2017, we launched a private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering, on a best efforts basis, a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors (the “506(c) Offering”). As of December 31, 2018, we had sold 343,069 shares of Class A common stock in the 506(c) Offering for aggregate gross offering proceeds of $3.0 million.
Immediately prior to the launch of the 506(c) Offering, we conducted an initial public offering of a maximum of $1,500,000,000 in shares of our common stock in the primary offering, consisting of Class A and Class T shares, and a maximum of $800,000,000 in both classes of shares of our common stock pursuant to our distribution reinvestment plan (the “DRP”). We terminated the primary initial public offering effective June 30, 2017. We are continuing to offer shares of our common stock pursuant to the publicly offered DRP. We sold 122,721 and 270,415 shares of Class A and Class T common stock in the primary initial public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of December 31, 2018, we had sold 566,328 and 22,774 shares of Class A and Class T common stock, respectively, under the DRP for aggregate gross offering proceeds of $5.4 million.
Immediately prior to commencement of the initial public offering, we conducted a best efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act pursuant to which we offered a maximum of $105,000,000 of shares of our Class A common stock for sale to accredited investors, of which $5,000,000 of Class A shares were offered pursuant to the DRP (the “506(b) Offering”). We ceased offering shares in the primary portion of the 506(b) Offering on April 27, 2016 and processed subscriptions for the primary portion of the 506(b) Offering dated on or prior to April 27, 2016 through May 30, 2016. We sold 8,548,972 shares of our Class A common stock for gross offering proceeds of $76.8 million in the 506(b) Offering, including 74,744 shares of our Class A common stock through the DRP for gross offering proceeds of $0.7 million.
For the year ended December 31, 2018, the costs of raising capital in our DRP offering represented less than 1% of the capital raised. We had no costs associated with raising capital for the 506(c) Offering as our advisor has agreed to pay all offering related expenses on our behalf without reimbursement by us.
We believe the 506(b) Offering and the initial public offering were, and the 506(c) Offering is, in the best interest of our stockholders because they provide us with the best chance to acquire a diverse portfolio of assets, thereby reducing risk in our portfolio.
Acquisition and Investment Policies. We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. As of January 31, 2019, we owned four office buildings.
Borrowing Policies. We financed our real estate acquisitions to date with proceeds raised in our offerings and debt. We may use proceeds from borrowings to finance acquisitions of new properties; to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio. We may elect to secure financing subsequent to the acquisition date of real estate properties and initially acquire investments without debt financing.
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing.

We do not currently intend to exceed this leverage limit. Careful use of debt will help us to achieve our diversification goals because we will have more funds available for investment. However, high debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment. High levels of debt could also increase the risk of being unable to refinance when loans become due, or of being unable to refinance on favorable terms, and the risk of loss with respect to assets pledged as collateral for loans.
Except with respect to the borrowing limits contained in our charter, we may reevaluate and change our debt policy in the future without a stockholder vote. Factors that we would consider when reevaluating or changing our debt policy include: then-current economic conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties and other investments to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to book value in connection with any change of our borrowing policies.
As of January 31, 2019, our borrowings and other liabilities were approximately 66% of the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
Disposition Policies. We generally intend to hold our core real estate properties for three to seven years, which we believe is a reasonable period to enable us to capitalize on the potential for increased income and capital appreciation of the properties. However, economic and market conditions may influence us to hold our properties for different periods of time. We generally expect that as we move toward the end of our offering stage the hold period of assets we will consider will be shorter. We may sell an asset before the end of the expected holding period if we believe that market conditions and asset positioning have maximized its value to us or the sale of the asset would otherwise be in the best interests of our stockholders.
Our advisor develops a well-defined exit strategy for each investment we make and periodically performs a hold-sell analysis on each asset. These periodic analyses focus on the remaining available value enhancement opportunities for the asset, the demand for the asset in the marketplace, market conditions and our overall portfolio objectives to determine if the sale of the asset, whether via an individual sale or as part of a portfolio sale or merger, would generate a favorable return to our stockholders.
We did not dispose of any real estate assets during the year ended December 31, 2017 or during the period from January 1, 2018 through January 31, 2019.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves each year that we update periodically during the year. We expect to establish a modest working capital reserve from our offering proceeds for maintenance and repairs of real properties. We may also use debt proceeds, our cash flow from operations and proceeds from the DRP to meet our needs for working capital and to build a moderate level of cash reserves. In addition, contractual obligations may require us to maintain a minimum working capital reserve related to our properties.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2018 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2018, total operating expenses represented approximately 1.8% and 55% of our average invested assets and our net income, respectively.
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
Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2017 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.

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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on June 11, 2015 in connection with our initial private offering. On April 28, 2016, we entered an amended and restated advisory agreement in connection with the launch of our initial public offering which has been amended and renewed at various times thereafter. For the period from January 1, 2017 through the most recent date practicable, which was January 31, 2019, we compensated our advisor as set forth below.
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
Our advisor incurred approximately $1.5 million of organization and other offering expenses related to the initial private offering on our behalf, all of which we had reimbursed. Our advisor incurred approximately $4.4 million of organization and offering expenses related to the public offering on our behalf, of which we reimbursed $39,358 which represents our maximum liability for organization and other offering costs based on the limitations described above. From the inception on October 3, 2017 of our ongoing private offering through January 31, 2019, our advisor incurred approximately $4.4 million of organization and offering expenses related to the second private offering on our behalf.

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
We also reimburse our advisor for customary acquisition expenses, whether or not we ultimately acquire the asset. From January 1, 2017 through January 31, 2019, our advisor and its affiliates did not incur any such costs on our behalf.
We pay our advisor a monthly fee for asset management services. Through August 8, 2017, this fee was equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to the investments. As of August 9, 2017, the fee is equal to one-twelfth of 1.0% of the cost of our investments, including the portion of the investment that is debt financed. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus the budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. From January 1, 2017 through December 31, 2017, our asset management fees totaled $1.1 million. From January 1, 2018 through January 31, 2019, our asset management fees totaled $2.0 million. Of these amounts, $0.5 million relating to the second and third quarters of 2017 was waived and $2.4 million relating to the period from October 1, 2017 to January 31, 2019 was accrued but payment was deferred by our advisor.
For property management fees, we pay the co-manager a monthly fee equal to a percentage of the rent (to be determined on a property by property basis), payable and actually collected for the month, from certain property acquisitions for which we have entered a property management agreement with the co-manager. From January 1, 2017 through December 31, 2017, our property management fees totaled $124,000. From January 1, 2018 through January 31, 2019, our property management fees totaled $183,000, of which $13,000 was outstanding as of January 31, 2019.
Under our advisory agreement, we reimburse our advisor and its affiliates for certain expenses they incur in connection with their provision of services to us, including our allocable share of the salaries, benefits and overhead of internal audit department personnel providing services to us and promotional costs and expenses related to the leasing of properties. We do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2017 through December 31, 2017, we had reimbursed our advisor for $185,000 of operating expenses, including $184,000 of employee costs. From January 1, 2018 through January 31, 2019, we had reimbursed our advisor for $215,000 of operating expenses, including $208,000 of employee costs. As of January 31, 2019, we had $34,000 of operating expenses outstanding, all of which were employee costs.
We, together with KBS REIT I, KBS REIT II, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS REIT III, KBS Strategic Opportunity REIT II, KBS Capital Markets Group, our advisor and other KBS-affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In June 2018, we renewed our participation in the program. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The program is effective through June 30, 2019. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.
Our Relationship with KBS Capital Markets Group. We initially entered into a dealer manager agreement with KBS Capital Markets Group on June 11, 2015 in connection with the launch of our initial private offering. On April 28, 2016, we launched our initial public offering and entered a new dealer manager agreement with our affiliated dealer manager with respect to the public offering.

In both offerings, we paid the dealer manager up to 6.5% of the price per share of Class A common stock sold in the primary portion of the offering as a selling commission. For Class T common stock sold in the primary public offering, we paid selling commissions to the dealer manager in an amount up to 3.0% of the price per share of Class T common stock. The dealer manager reallowed 100% of selling commissions earned to participating broker-dealers. No sales commissions were paid on shares sold through the distribution reinvestment plan.  In both offerings, we paid the dealer manager up to 2.0% of the price per share of common stock sold in the primary portion of the offering as a dealer manager fee. No dealer manager fee was payable on shares sold under the distribution reinvestment plan. From its dealer manager fee, the dealer manager could reallow to any participating broker-dealer up to 1.0% of the price per share of common stock sold in the offerings attributable to that participating broker-dealer as a marketing fee and in select cases the dealer manager could increase the reallowance.
From January 1, 2017 through December 31, 2017, we incurred selling commissions under our dealer manager agreement with KBS Capital Markets Group of $78,000 of which 100% was reallowed to participating broker-dealers. From January 1, 2017 through December 31, 2017, we incurred dealer manager fees of $51,000, of which $24,000 was reallowed by our dealer manager to participating broker-dealers. No dealer manager fees or selling commissions to our affiliated dealer manager were incurred after the termination of our initial public offering in June 2017.
In addition to selling commissions and dealer manager fees, and subject to the limitations on organization and offering expenses described above, we were also obligated to reimburse our dealer manager and its affiliates for certain offering-related expenses that they incurred on our behalf. These expenses included, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, and meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers. We reimbursed our dealer manager for such underwriting compensation incurred as discussed in our documents. We also directly paid or reimbursed our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. From January 1, 2017 through January 31, 2019, our dealer manager had incurred $79,000 of expenses outstanding related to the public offering.
Through the termination of our primary public offering on June 30, 2017, we paid the dealer manager an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts to certain categories of purchasers) of Class T common stock sold in the primary offering. The stockholder servicing fee accrued daily and was paid monthly in arrears, and the dealer manager reallowed 100% of the stockholder servicing fee to the broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share. No stockholder servicing fee was paid with respect to Class T shares purchased through the distribution reinvestment plan or issued pursuant to a stock dividend. From July 26, 2016 through December 31, 2016 and from January 1, 2017 through the termination of our primary public offering June 30, 2017, we incurred stockholder servicing fees of $37,000 and $12,000, respectively, all of which was reallowed to the broker dealer of record.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 6, 2019	The Conflicts Committee of the Board of Directors: Jon D. Kline (chair), George R. Bravante, Jr. and Keith P. Russell

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2018, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2018 and 2017 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2018 and 2017, are set forth in the table below.

	2018	2017
Audit fees	$325,000	$382,200
Audit-related fees	—	—
Tax fees	34,553	36,289
All other fees	1,412	285
Total	$360,965	$418,774
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
The following financial statement schedule is included herein at pages F-32 through F-33 of this report:
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

10.1
Dealer Manager Agreement with Form of Selected Dealer Agreement (related to the Private Offering), by and between the Company and KBS Capital Markets Group LLC, dated as of June 11, 2015, incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

10.2
Real Estate Property Co-Management Agreement (related to Von Karman Tech Center), by and between KBS GI Von Karman Tech Center, LLC and KBS Management Group, LLC dated as of March 9, 2016, incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

10.3
Real Estate Property Co-Management Agreement (related to The Offices at Greenhouse), by and between KBSGI Offices at Greenhouse, LLC and KBS Management Group, LLC dated as of November 21, 2016, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment no. 2 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed December 20, 2016

10.4
Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of May 23, 2013, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.5
First Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of September 13, 2013, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.6
Second Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of November 26, 2013, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.7
Third Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of November 24, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

Ex.	Description

10.8
Fourth Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of April 30, 2016, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.9
Commencement Letter between URS Corporation and Greenhouse Office Investors I, LLC dated as of January 30, 2015, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.10
Commencement Letter to Fourth Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and AECOM dated as of September 2, 2016, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.11
Agreement Regarding Payment of Certain Items of Compensation and Expenses Related to the Offering of Class A Shares Through an Online Distribution Channel by and among the Company, KBS Capital Advisors LLC, and KBS Capital Markets Group LLC dated as of April 27, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed August 10, 2017

10.12
Purchase and Sale Agreement, by and among 213 W. Institute Owner LLC, 218-224 W Chicago Owner LLC and KBSGI 213 West Institute Place, LLC, effective as of August 29, 2017, incorporated by reference to Exhibit 10.4 on the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed November 9, 2017

10.13
Dealer Manager Agreement, by and between the Company, KBS Capital Advisors LLC and North Capital Private Securities Corporation, dated as of September 29, 2017, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed October 5, 2017

10.14
Loan Agreement, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.15
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by KBSGI 421 SW 6th Avenue, LLC to Chicago Tile Insurance Company for the benefit of Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.16
Guaranty of Recourse Obligations, by and between KBSGI REIT Properties, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.17
Promissory Note, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.18
Real Estate Property Co-Management Agreement, by and between and KBS Management Group LLC dated as of November 9, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.19
Amended and Restated Promissory Note with J.P. Morgan Chase Bank, N.A. dated November 9, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.20
Amended and Restated Term Loan and Security Agreement with J.P. Morgan Chase Bank, N.A. dated November 9, 2017, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.21
Amended and Restated Guaranty in favor of J.P. Morgan Chase Bank, N.A. dated November 9, 2017, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.22
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated as of August 6, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed August 7, 2018

Ex.	Description

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

23.2	Consent of Duff & Phelps

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 10, 2018

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Appendix A
Capitalized terms used herein shall have the meaning set forth in our charter.
Independent Directors. The directors of the Corporation who are not associated and have not been associated within the last two years, directly or indirectly, with the Sponsor or Advisor of the Corporation.

(a)	A director shall be deemed to be associated with the Sponsor or Advisor if he or she:

(i)	owns an interest in the Sponsor, Advisor or any of their Affiliates;

(ii)	is employed by the Sponsor, Advisor or any of their Affiliates;

(iii)	is an officer or director of the Sponsor, Advisor or any of their Affiliates;

(iv)	performs services, other than as a director, for the Corporation;

(v)	is a director for more than three REITs organized by the Sponsor or advised by the Advisor; or

(vi)	has any material business or professional relationship with the Sponsor, Advisor or any of their Affiliates.

(b)
For purposes of determining whether or not a business or professional relationship is material pursuant to (a)(vi) above, the annual gross revenue derived by the director from the Sponsor, Advisor and their Affiliates shall be deemed material per se if it exceeds 5% of the director’s:

(i)	annual gross revenue, derived from all sources, during either of the last two years; or

(ii)	net worth, on a fair market value basis.

(c)
An indirect relationship shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the Sponsor, Advisor any of their Affiliates or the Corporation.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Growth & Income REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Growth & Income REIT, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Irvine, California
March 7, 2019

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Real estate:
Land	$31,309	$31,309
Buildings and improvements	143,461	142,400
Tenant origination and absorption costs	15,981	17,047
Total real estate, cost	190,751	190,756
Less accumulated depreciation and amortization	(17,116)	(9,627)
Total real estate, net	173,635	181,129
Cash and cash equivalents	6,648	2,523
Rents and other receivables	3,058	1,920
Above-market leases, net	150	180
Prepaid expenses and other assets	2,171	1,388
Total assets	$185,662	$187,140
Liabilities and stockholders’ equity
Notes payable, net	$116,833	$112,780
Accounts payable and accrued liabilities	3,239	2,717
Due to affiliates	3,641	1,787
Distributions payable	433	385
Below-market leases, net	3,868	5,910
Other liabilities	2,057	1,828
Total liabilities	130,071	125,407
Commitments and contingencies (Note 10)
Redeemable common stock	1,000	2,314
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,386,908 and 9,149,100 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	94	91
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 294,963 and 281,537 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	79,907	76,265
Cumulative distributions and net losses	(25,413)	(16,940)
Total stockholders’ equity	54,591	59,419
Total liabilities and stockholders’ equity	$185,662	$187,140
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income	$18,028	$13,577	$6,179
Tenant reimbursements	3,993	3,288	630
Other operating income	159	96	46
Total revenues	22,180	16,961	6,855
Expenses:
Operating, maintenance, and management	4,734	3,783	1,497
Property management fees and expenses to affiliate	170	124	68
Real estate taxes and insurance	2,786	2,087	619
Asset management fees to affiliate	1,855	632	399
Real estate acquisition fees to affiliate	—	—	2,316
Real estate acquisition fees and expenses	—	—	405
General and administrative expenses	1,452	1,471	1,532
Depreciation and amortization	9,529	7,618	3,004
Interest expense	5,302	3,287	1,224
Total expenses	25,828	19,002	11,064
Other income (loss):
Interest and other income	47	48	120
Loss from extinguishment of debt	—	(206)	—
Total other income (loss)	47	(158)	120
Net loss	$(3,601)	$(2,199)	$(4,089)

Class A Common Stock:
Net loss	$(3,492)	$(2,131)	$(4,080)
Net loss per common share, basic and diluted	$(0.38)	$(0.23)	$(0.55)
Weighted-average number of common shares outstanding, basic and diluted	9,205,952	9,080,826	7,393,983

Class T Common Stock:
Net loss	$(109)	$(68)	$(9)
Net loss per common share, basic and diluted	$(0.38)	$(0.28)	$(0.68)
Weighted-average number of common shares outstanding basic and diluted	288,586	246,737	13,718
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2015	2,216,821	$22	—	$—	$17,079	$(995)	$16,106
Net loss	—	—	—	—	—	(4,089)	(4,089)
Issuance of common stock	6,559,574	65	93,918	1	60,532	—	60,598
Transfers to redeemable common stock	—	—	—	—	(1,738)	—	(1,738)
Stock dividends issued	69,769	1	100	—	711	(712)	—
Distributions declared	—	—	—	—	—	(3,655)	(3,655)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(4,200)	—	(4,200)
Other offering costs	—	—	—	—	(392)	—	(392)
Balance, December 31, 2016	8,846,164	88	94,018	1	71,992	(9,451)	62,630
Net loss	—	—	—	—	—	(2,199)	(2,199)
Issuance of common stock	380,538	2	185,845	2	5,417	—	5,421
Transfers to redeemable common stock	—	—	—	—	(523)	—	(523)
Redemptions of common stock	(145,214)	—	—	—	(1,210)	—	(1,210)
Stock dividends issued	67,612	1	1,674	—	706	(707)	—
Distributions declared	—	—	—	—	—	(4,583)	(4,583)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(103)	—	(103)
Other offering costs	—	—	—	—	(14)	—	(14)
Balance, December 31, 2017	9,149,100	91	281,537	3	76,265	(16,940)	59,419
Net loss	—	—	—	—	—	(3,601)	(3,601)
Issuance of common stock	514,880	6	13,426	—	4,639	—	4,645
Transfers from redeemable common stock	—	—	—	—	1,314	—	1,314
Redemptions of common stock	(277,072)	(3)	—	—	(2,311)	—	(2,314)
Distributions declared	—	—	—	—	—	(4,872)	(4,872)
Balance, December 31, 2018	9,386,908	$94	294,963	$3	$79,907	$(25,413)	$54,591
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net loss	$(3,601)	$(2,199)	$(4,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,529	7,618	3,004
Property damage loss	—	—	134
Deferred rents	(1,083)	(898)	(500)
Allowance for doubtful accounts	54	161	31
Amortization of above- and below-market leases, net	(2,012)	(1,484)	(708)
Amortization of deferred financing costs	344	725	162
Unrealized loss (gain) on derivative instrument	86	(178)	—
Loss from extinguishment of debt	—	206	—
Changes in operating assets and liabilities:
Rents and other receivables	(109)	(159)	(93)
Prepaid expenses and other assets	(877)	(812)	(444)
Accounts payable and accrued liabilities	274	289	1,641
Due to affiliates	1,854	416	(172)
Other liabilities	(180)	574	999
Net cash provided by (used in) operating activities	4,279	4,259	(35)
Cash Flows from Investing Activities:
Acquisitions of real estate	—	(43,659)	(115,034)
Improvements to real estate	(1,654)	(3,772)	(124)
Net cash used in investing activities	(1,654)	(47,431)	(115,158)
Cash Flows from Financing Activities:
Proceeds from notes payable	45,000	42,250	71,589
Principal payments on notes payable	(41,000)	(11,260)	(5,125)
Payments of deferred financing costs	(7)	(417)	(1,308)
Cash distribution advance from affiliate	—	—	1,139
Proceeds from issuance of common stock	2,670	3,107	58,805
Payments to redeem common stock	(2,314)	(1,210)	—
Payments of commissions on stock sales and related dealer manager fees	—	(103)	(4,200)
Other offering costs paid to affiliates	—	(63)	(968)
Payments of other offering costs	—	(14)	(392)
Distributions paid to common stockholders	(2,849)	(2,261)	(1,574)
Net cash provided by financing activities	1,500	30,029	117,966
Net increase (decrease) in cash and cash equivalents	4,125	(13,143)	2,773
Cash and cash equivalents, beginning of period	2,523	15,666	12,893
Cash and cash equivalents, end of period	$6,648	$2,523	$15,666
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,807	$2,605	$1,077
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$—	$707	$712
Increase in cash distributions payable	$48	$—	$289
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,975	$2,314	$1,792
Increase in accrued improvements to real estate	$267	$393	$61
See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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
As of December 31, 2018, the Company had invested in four office properties. The Company intends to invest in a diverse portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The Company sold 122,721 and 270,415 shares of Class A and Class T common stock, respectively, in the Primary Offering for aggregate gross offering proceeds of $3.9 million. As of December 31, 2018, the Company had sold 566,328 and 22,774 shares of Class A and Class T common stock, respectively, in the DRP Offering for aggregate gross offering proceeds of $5.4 million.
As of December 31, 2018, the Company had sold 343,069 shares of Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $3.0 million.
As of December 31, 2018, the Company had redeemed 422,286 Class A shares for $3.5 million.
On August 11, 2015, two of the individuals who own and control the Company’s sponsor, Charles J. Schreiber, Jr. (who also acts as chief executive officer, the chairman of the board and a director of the Company) and Peter M. Bren (who also acts as president and director of the Company), purchased 21,181.2380 and 21,181.2390 shares of Class A common stock, respectively, each for an aggregate purchase price of $172,500 or $8.144 per share. The per share purchase price reflected an 8.5% discount to the $8.90 offering price in the Initial Private Offering in effect on the date of their purchase because selling commissions and dealer manager fees were not paid in connection with the sales. Mr. Bren’s investment was made on behalf of and for the account of three of his children, and he has disclaimed beneficial ownership of the shares. The Company issued these shares in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
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
December 31, 2018

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
Based on the Company’s evaluation of contracts within the scope of ASU No. 2014-09, revenue that is impacted by ASU No. 2014-09 includes revenue generated by sales of real estate, other operating income and tenant reimbursements for substantial services earned at the Company’s properties. The recognition of such revenue will occur when the services are provided and the performance obligations are satisfied. For the year ended December 31, 2018, tenant reimbursements for substantial services accounted for under ASU No. 2014-09 were $0.1 million and were included in tenant reimbursements on the accompanying statements of operations.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09.  Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  As a result of the adoption of ASU 610-20, there was no impact to the Company’s consolidated financial statements of operations for the years ended December 31, 2018 and 2017 since the Company did not sell any real estate properties for those periods.
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
December 31, 2018

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2018. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2018.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

For those instruments designated as cash flow hedges, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. This process includes designating all derivative instruments that are part of a hedging relationship to specific forecasted transactions or recognized obligations on the consolidated balance sheets. The Company also assesses and documents, both at the hedging instrument’s inception and on a quarterly basis thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the respective hedged items. When the Company determines that a derivative instrument ceases to be highly effective as a hedge, or that it is probable the underlying forecasted transaction will not occur, the Company discontinues hedge accounting prospectively and reclassifies amounts recorded to accumulated other comprehensive income (loss) to earnings.
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
December 31, 2018

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
Redeemable Common Stock
The Company’s share redemption program provides that stockholders may sell their shares to the Company in limited circumstances. Commencing with redemptions in 2019, the Company’s share redemption program is only available for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). Previously, ordinary redemptions were available under the terms of the Company’s share redemption program.
Pursuant to the Company’s share redemption program, as amended to date, there are several limitations on the Company’s ability to redeem shares:

•
During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The dollar amount limitation for special redemptions for the calendar year 2019 is $1.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.

•	During any calendar year, the Company may redeem no more than 5% of the weighted‑average number of shares outstanding during the prior calendar year.

•
The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

During 2018, the Company’s ability to redeem shares in connection with a special redemption or ordinary redemption was limited to the number of shares that the Company could purchase with the amount of net proceeds from the sale of shares under its distribution reinvestment plan during the prior calendar year. In addition, except for special redemptions, the Company could not redeem shares unless the stockholder had held his or her shares for one year.
Special redemptions are redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date. Ordinary redemptions were redeemed at 95.0% of the Company’s most recent estimated NAV per share as of the applicable redemption date.
On December 8, 2017, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $8.79 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2017, with the exception of a reduction to the Company’s net asset value for acquisition and financing costs related to a real estate acquisition subsequent to September 30, 2017. The change in the redemption price was effective for the December 2017 through November 2018 redemption dates.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

On December 7, 2018, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.20 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2018. The change in the redemption price became effective for the December 2018 redemption date, which was December 31, 2018, and will be effective until the estimated value per share is updated.
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
Related Party Transactions
Pursuant to the Advisory Agreement, the Initial Private Offering Dealer Manager Agreement and the Public Offering Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Initial Private Offering and the Public Offering, the investment of funds in real estate, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company was also obligated to reimburse the Advisor and Dealer Manager for certain organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See Note 8, “Related Party Transactions.” In addition, the Advisor will pay all offering expenses related to the Second Private Offering without reimbursement by the Company.
In addition, in connection with certain property acquisitions, the Company, through indirect wholly owned subsidiaries, has entered into separate property management agreements (each, a “Property Management Agreement”) with KBS Management Group, LLC (the “Co-Manager”), an affiliate of the Advisor.
The Company records all related party fees as incurred, subject to any limitations described in the respective agreements. The Company had not incurred any disposition fees, subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2018.
Selling Commissions and Dealer Manager Fees
In the Initial Private Offering, the Company paid the Dealer Manager up to 6.5% of the price per share of Class A common stock sold in the primary portion of the Initial Private Offering as a selling commission. The Dealer Manager reallowed 100% of selling commissions earned to participating broker-dealers. No sales commissions were paid on shares sold through the distribution reinvestment plan.  In the Initial Private Offering, the Company paid the Dealer Manager up to 2.0% of the price per share of Class A common stock sold in the primary portion of the Initial Private Offering as a dealer manager fee. No dealer manager fee was payable on shares sold under the distribution reinvestment plan. From its dealer manager fee, the Dealer Manager could reallow to any participating broker-dealer up to 1.0% of the price per share of Class A common stock sold in the Initial Private Offering attributable to that participating broker-dealer as a marketing fee and in special cases the dealer manager could increase the reallowance.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

In the Public Offering, the Company paid selling commissions to the Dealer Manager in amounts up to 6.5% of the price per share of Class A common stock sold in the primary portion of the Public Offering and up to 3.0% of the price per share of Class T common stock sold in the primary portion of the Public Offering. Additionally, in the Public Offering, the Company paid dealer manager fees to the Dealer Manager in an amount up to 2.0% of the price per share of Class A and Class T common stock sold in the primary portion of the Public Offering. The Dealer Manager reallowed all selling commissions to participating broker dealers and could generally reallow (from its dealer manager fee) to any participating broker dealer up to 1.0% of the gross proceeds from the primary portion of the Public Offering attributable to that participating broker dealer as a marketing fee and in select cases up to 1.5% of the gross proceeds from the primary portion of the Public Offering was reallowed. No selling commissions or dealer manager fees were payable on shares of common stock sold under the distribution reinvestment plan.
The Advisor has agreed to pay selling commissions to NCPS of 0.5% of the price per share of Class A common stock sold in the Second Private Offering on behalf of the Company without reimbursement by the Company.
Acquisition Fees
Through August 8, 2017, the Company paid the Advisor 2.0% of the cost of investments acquired by the Company, including acquisition expenses and any debt attributable to such investments, plus significant capital expenditures budgeted as of the date of acquisition related to the development, construction or improvement of a real estate property. Acquisition fees calculated based on capital expenditures budgeted as of the date of acquisition were paid at the time funds were disbursed pursuant to a final approved budget upon receipt of an invoice by the Company. On August 9, 2017, the Company entered into an amended and restated advisory agreement with the Advisor, which, among other changes, eliminated the payment of acquisition fees to the Advisor.
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
Stockholder Servicing Fee
During the Public Offering, the Company paid the Dealer Manager an annual stockholder servicing fee of 1.0% of the purchase price per share (ignoring any discounts available to certain categories of purchasers) of Class T common stock sold in the Primary Offering solely to the extent there was a broker dealer of record with respect to such Class T share that had entered into a currently effective selected dealer agreement or servicing agreement that provided for the payment to such broker dealer of the stockholder servicing fee with respect to such Class T share, and such broker dealer of record was in compliance with the applicable terms of such selected dealer agreement or servicing agreement related to such payment. To the extent payable, the stockholder servicing fee accrued daily and was paid monthly in arrears, and the Dealer Manager reallowed 100% of the stockholder servicing fee to such broker dealer of record for services provided to Class T stockholders after the initial sale of the Class T share. No stockholder servicing fee was paid with respect to Class T shares purchased through the distribution reinvestment plan or issued pursuant to a stock dividend.
The Company recorded the stockholder servicing fee as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum stockholder servicing fee payable in relation to the Class T share on the date the share was issued. For each share of Class T common stock in the Primary Offering, the maximum stockholder servicing fee equaled 4% of the purchase price per share (ignoring any discounts available to certain categories of purchasers). The Public Offering was terminated effective June 30, 2017. Pursuant to the terms of the Class T shares as set forth in the Articles Supplementary and Multiple Class Plan of the Company, the Company ceased accruing for stockholder servicing fees after June 30, 2017.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Beginning August 9, 2017, pursuant to an amended and restated advisory agreement with the Advisor, a monthly fee is payable to the Advisor from the Company equal to one‑twelfth of 1.0% of the cost of the real property investments, including any debt financing on the property. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and typical third‑party expenses related to the acquisition.
Property Management Fee
The Company pays the Co-Manager a monthly fee equal to a percentage of the rent (determined on a property by property basis), payable and actually collected for the month, from certain property acquisitions for which the Company has entered a Property Management Agreement with the Co-Manager. See Note 8, “Related-Party Transactions — Real Estate Property Co-Management Agreements.”
Disposition Fee
For substantial assistance in connection with the sale of the Company’s assets, which includes the sale of a single asset or the sale of all or a portion of the Company’s assets through a portfolio sale, merger or business combination transaction, the Company will pay the Advisor or its affiliates a percentage of the contract sales price of the assets sold. The disposition fee will equal 1.5% of the contract sales price. The disposition fee is determined on a per transaction basis and is not cumulative.
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
Effective September 29, 2017, the Company only reimburses the Advisor for the following expenses it incurs in connection with providing services to the Company under the Advisory Agreement: the Company’s allocable portion of the costs of internal audit department personnel and promotional costs and expenses related to the leasing of properties.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2018. As of December 31, 2018, returns for the calendar years 2015 through 2017 remain subject to examination by major tax jurisdictions.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Segments
The Company had invested in four office buildings as of December 31, 2018. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the years ended December 31, 2018, 2017 and 2016. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company has declared and issued stock dividends on shares of the Company’s common stock during the years ended December 31, 2017 and 2016 as follows:

	Amount Declared per Share Outstanding (1)	Total Shares Issued
Year Ended December 31, 2016	0.01000004 shares	69,869
Year Ended December 31, 2017	0.00666664 shares	69,286
_____________________
(1) Stock dividends were declared on a monthly basis and the amount declared per share outstanding assumes the share was issued and outstanding each date that was a record date for stock dividends during the periods presented. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company ceased issuing stock dividends to all stockholders on September 5, 2017. The Company's board of directors does not expect to authorize any additional stock dividends.
During the years ended December 31, 2018, 2017 and 2016, aggregate cash distributions declared per share of Class A common stock were $0.51295025, $0.49373176 and $0.49999890, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the years ended December 31, 2018, 2017 and 2016, aggregate cash distributions declared per share of Class T common stock were $0.51295025, $0.44464258 and $0.17462989, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Distributions for the period from January 1, 2016 through August 31, 2017 were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through December 31, 2017 were calculated at a rate of $0.00131849 per share per day. Distributions for the period from January 1, 2018 through April 30, 2018 and from May 1, 2018 through December 31, 2018 were calculated at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively. Each day during the years ended December 31, 2018 and 2017 and the periods from January 1, 2016 through February 28, 2016 and March 1, 2016 through December 31, 2016 was a record date for distributions.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The Company’s calculated earnings per share for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2018	2017	2016
Net loss	$(3,601)	$(2,199)	$(4,089)
Less: Class A Common Stock cash distributions declared	4,724	4,472	3,649
Less: Class T Common Stock cash distributions declared	148	111	5
Undistributed net loss	$(8,473)	$(6,782)	$(7,743)

Class A Common Stock:
Undistributed net loss	$(8,216)	$(6,603)	$(7,729)
Class A Common Stock cash distributions declared	4,724	4,472	3,649
Net loss	$(3,492)	$(2,131)	$(4,080)
Net loss per common share, basic and diluted	$(0.38)	$(0.23)	$(0.55)
Weighted-average number of common shares outstanding, basic and diluted	9,205,952	9,080,826	7,393,983

Class T Common Stock:
Undistributed net loss	$(257)	$(179)	$(14)
Class T Common Stock cash distributions declared	148	111	5
Net loss	$(109)	$(68)	$(9)
Net loss per common share, basic and diluted	$(0.38)	$(0.28)	$(0.68)
Weighted-average number of common shares outstanding, basic and diluted	288,586	246,737	13,718
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
Recently Issued Accounting Standards Update
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). The amendments in ASU No. 2016-02 change the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of ASU No. 2016-02 as of its issuance is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Upon its adoption of ASU No. 2016-02 on January 1, 2019, the Company adopted the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company 1) did not reassess whether any expired or existing contracts are or contain leases, 2) did not reassess the lease classification for any expired or existing lease, and 3) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the current lease accounting standards of Topic 840 are or contain a lease under Topic 842.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU No. 2018-11”), which provides lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met. Upon its adoption of the lease accounting standard under Topic 842, the Company adopted this practical expedient, specifically related to its tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as 1) the timing and pattern of transfer of the nonlease components and associated lease components are the same and 2) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance will be accounted for as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, ASU No. 2018-11, provides an additional optional transition method to allow entities to apply the new lease accounting standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. An entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new lease accounting standard will continue to be reported under the current lease accounting standards of Topic 840. The Company adopted this transition method upon its adoption of the lease accounting standard of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019.
In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors (“ASU No. 2018-20”), which permits lessors, as an accounting policy election, to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs and instead to account for these costs as if they were lessee costs. In addition, ASU No. 2018-20 requires lessors to 1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and 2) include lessor costs that are reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The amendments also clarify that lessors are required to allocate the variable payments to the lease and non-lease components and follow the recognition guidance in Topic 842 for the lease component and other applicable guidance, such as ASC 606, for the non-lease component. The Company made the accounting policy election related to sales taxes upon adoption of the lease accounting standard of Topic 842 on January 1, 2019.
The Company created an inventory of its leases where the Company may be a lessee to assess the potential impact to the Company’s financial statements. The adoption of the new lease accounting standard did not have a material impact to the Company’s financial statements on January 1, 2019. Beginning January 1, 2019, the Company, as a lessor, will record legal costs incurred to negotiate an operating lease as an expense, classified as operating, maintenance, and management on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842. In addition, the Company will account for new leases, including modifications of existing leases, entered into on and after January 1, 2019 under the new lease accounting standard under Topic 842 and follow the related presentation and disclosure requirements for reporting periods subsequent to January 1, 2019.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarified that receivables from operating leases are not within the scope of Topic 326 and instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842.
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
As of December 31, 2018, the Company owned four office buildings containing 683,952 rentable square feet, which were collectively 93% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2018 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$20,380	$(1,688)	$18,692
Commonwealth Building	06/30/2016	Portland	OR	Office	77,262	(7,913)	69,349
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,241	(5,163)	42,078
Institute Property	11/09/2017	Chicago	IL	Office	45,868	(2,352)	43,516
					$190,751	$(17,116)	$173,635
As of December 31, 2018, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$18,692	10.1%	$2,007	$22.63	87.6%
Commonwealth Building	Portland, OR	224,122	69,349	37.4%	5,849	27.10	96.3%
The Offices at Greenhouse	Houston, TX	203,284	42,078	22.7%	4,201	20.66	100.0%
Institute Property	Chicago, IL	155,385	43,516	23.4%	3,306	26.33	80.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases had remaining terms, excluding options to extend, of up to 8.4 years with a weighted-average remaining term of 4.0 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.2 million as of December 31, 2018 and 2017, respectively.
During the years ended December 31, 2018, 2017 and 2016, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $1.1 million, $0.9 million, and $0.5 million, respectively. As of December 31, 2018 and 2017, the cumulative deferred rent balance was $2.9 million and $1.8 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2019	$14,692
2020	14,853
2021	13,438
2022	11,449
2023	7,957
Thereafter	9,426
$71,815
As of December 31, 2018, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 20% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 21% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019, with two three-year extension options, and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of December 31, 2018, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of December 31, 2018, the Company’s real estate properties were leased to 73 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	12	$5,866	38.2%
Information technology	9	2,093	13.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2018, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

As of December 31, 2018, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the years ended December 31, 2018, 2017 and 2016, the Company recorded bad debt expense of $54,000, $161,000 and $31,000, respectively. As of December 31, 2018, the Company had a bad debt expense reserve of $42,000, which represented less than 1% of its annualized base rent.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2018 and 2017, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2018	2017	2018	2017	2018	2017
Cost	$15,981	$17,047	$213	$213	$(7,072)	$(7,838)
Accumulated Amortization	(5,848)	(3,480)	(63)	(33)	3,204	1,928
Net Amount	$10,133	$13,567	$150	$180	$(3,868)	$(5,910)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Amortization	$(3,434)	$(2,826)	$(1,135)	$(30)	$(30)	$(4)	$2,042	$1,514	$712
The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2018 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2019	$(2,589)	$(30)	$1,278
2020	(2,224)	(28)	1,032
2021	(1,768)	(21)	596
2022	(1,498)	(21)	450
2023	(962)	(21)	198
Thereafter	(1,092)	(29)	314
	$(10,133)	$(150)	$3,868
Weighted-Average Remaining Amortization Period	4.9 years	6.0 years	4.2 years

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

5.	NOTES PAYABLE
As of December 31, 2018 and 2017, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2018	Book Value as of December 31, 2017	Contractual Interest Rate as of December 31, 2018(1)	Effective Interest Rate as of December 31, 2018 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,000	$41,000	One-month LIBOR + 1.80%	4.15%	Interest Only	02/01/2023
Term Loan (4)	72,800	72,800	One-month LIBOR + 2.00%	4.16%	Interest Only	11/09/2020
Notes payable principal outstanding	$117,800	$113,800
Deferred financing costs, net	(967)	(1,020)
Notes payable, net	$116,833	$112,780
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2018. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2018 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2018, where applicable.
(2) Represents the maturity date as of December 31, 2018; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) On January 18, 2018, the Company, through an indirect wholly owned subsidiary, closed the refinancing of the initial Commonwealth Building mortgage loan with an unaffiliated lender (the “Refinancing”) for a maximum loan amount of up to $51.4 million. With the proceeds from the Refinancing, the Company repaid $41.0 million of principal in satisfaction of the initial Commonwealth Building mortgage loan. Under the Refinancing, monthly payments are interest-only with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. If the LIBOR rate is equal to or greater than 2.90% for five consecutive business days, the Company has 30 days to enter into an interest rate cap agreement with a LIBOR strike rate of 3.90% or less. The Company has the right to prepay all or a portion of the loan under the Refinancing commencing on February 1, 2019, subject to certain fees and conditions contained in the loan documents. As of December 31, 2018, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. As of December 31, 2018, $45.0 million of the Commonwealth Building mortgage loan was outstanding and $6.4 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of December 31, 2018, the outstanding balance under the Term Loan consisted of $48.5 million of term commitment and $24.3 million of revolving commitment, which bears interest at a rate per annum equal to 2.0% over one-month LIBOR. As of December 31, 2018, there are two one-year extension options remaining on the Term Loan. The Term Loan was secured by The Offices at Greenhouse, Von Karman Tech Center and Institute Property.
During the years ended December 31, 2018, 2017 and 2016, the Company incurred $5.3 million, $3.3 million and $1.2 million of interest expense. As of December 31, 2018 and 2017, $0.4 million and $0.3 million of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2018, 2017 and 2016 were $0.3 million, $0.7 million and $0.2 million of amortization of deferred financing costs, respectively. Also included in interest expense during the year ended December 31, 2018 was $0.2 million of debt refinancing costs. Interest expense increased by $0.1 million and reduced by $0.2 million as a result of a change in fair value of the Company’s derivative instruments for the years ended December 31, 2018 and 2017, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2018 (in thousands):

2019	$—
2020	72,800
2021	—
2022	—
2023	45,000
Thereafter	—
$117,800

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2018 and 2017. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2018		December 31, 2017			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2018
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	2	$78,533	1	$48,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	3.22
_____________________
(1) Includes a forward interest rate swap in the amount of $30.0 million, which will become effective on April 1, 2019 and maturing on November 1, 2022.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017 (dollars in thousands):

		December 31, 2018		December 31, 2017
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	1	$501	1	$178
Interest Rate Swaps	Other liabilities, at fair value	1	$(409)	—	$—
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Income statement related
Derivatives not designated as hedging instruments
Realized gain recognized on interest rate swaps	$(21)	$—	$—
Unrealized loss (gain) on interest rate swaps	86	(178)	—
Increase (decrease) in interest expense as a result of derivatives	$65	$(178)	$—

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

7.	FAIR VALUE DISCLOSURES
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2018 and 2017, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2018			December 31, 2017
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$117,800	$116,833	$118,911	$113,800	$112,780	$114,327
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of December 31, 2018, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative - interest rate swap	$501	$—	$501	$—
Liability derivative - interest rate swap	(409)	—	(409)	—

8.	RELATED PARTY TRANSACTIONS
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
The Advisor also serves or served as the advisor for KBS Real Estate Investment Trust I, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”). The Dealer Manager also serves or served as the dealer manager for KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

The Company, together with KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS affiliated entities, entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage are shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In June 2018, the Company renewed its participation in the program. At renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtain separate insurance coverage. The program is effective through June 30, 2019. KBS REIT I elected to cease participation in the program at the June 2017 renewal and obtained separate insurance coverage.
During the years ended December 31, 2018, 2017 and 2016, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2018, 2017 and 2016, respectively, and any related amounts payable as of December 31, 2018 and 2017 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2018	2017	2016	2018	2017
Expensed
Asset management fees (1)	$1,855	$632	$399	$2,274	$418
Reimbursement of operating expenses (2)	197	185	151	16	18
Property management fees (3)	170	124	68	13	13
Real estate acquisition fees (4)	—	—	2,316	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	1,139	1,338	1,338
Additional Paid-in Capital
Selling commissions	—	78	3,029	—	—
Dealer manager fees	—	51	1,134	—	—
Stockholder servicing fees (6)	—	(26)	37	—	—
Reimbursable other offering costs (7)	—	14	392	—	—
	$2,222	$1,058	$8,665	$3,641	$1,787
_____________________
(1) Through August 8, 2017, the asset management fee payable to the Advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of the Company’s investments, less any debt secured by or attributable to the investments. Beginning on August 9, 2017, the asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of December 31, 2018, the Company had accrued and deferred payment of $2.3 million of asset management fees related to October 2017 through December 2018.
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
(7) See “Organization and Offering Costs” below.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

During the years ended December 31, 2018, 2017 and 2016, the Advisor reimbursed the Company $10,655, $8,932 and $3,670 for property insurance rebates.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2018, 2017 and 2016, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
Commencing with the quarter ended December 31, 2016, the Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2018 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of December 31, 2018, the total advanced funds due to the Advisor from the Company was approximately $1.3 million. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

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
December 31, 2018

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
Through December 31, 2018, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.4 million. As of December 31, 2018, the Company had recorded $39,358 of organization and other offering expenses related to the Public Offering, which amount represent the Company’s maximum liability for organization and other offering costs as of December 31, 2018 based on the limitations described above. As of December 31, 2018, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of December 31, 2018, the Advisor had incurred $4.3 million in offering expenses related to the Second Private Offering.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

9.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share amounts):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,581	$5,729	$5,561	$5,309
Class A Common Stock:
Net loss	(199)	(703)	(290)	(2,300)
Net loss per common share, basic and diluted	(0.02)	(0.08)	(0.03)	(0.25)
Distributions declared per common share (1)	0.119	0.128	0.133	0.133
Class T Common Stock:
Net loss	(6)	(22)	(9)	(72)
Net loss per common share, basic and diluted	(0.02)	(0.08)	(0.03)	(0.25)
Distributions declared per common share (1)	0.119	0.128	0.133	0.133

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,033	$4,187	$4,028	$4,713
Class A Common Stock:
Net loss	(190)	(406)	(760)	(775)
Net loss per common share, basic and diluted	(0.02)	(0.04)	(0.08)	(0.08)
Distributions declared per common share (1)	0.123	0.125	0.124	0.121
Class T Common Stock:
Net loss	(7)	(18)	(23)	(20)
Net loss per common share, basic and diluted	(0.05)	(0.07)	(0.08)	(0.08)
Distributions declared per common share	0.099	0.100	0.124	0.121
__________________
(1) Distributions declared per common share assumes each share was issued and outstanding each day for the periods presented. Distributions for the periods from January 1, 2017 through August 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions for the period from September 1, 2017 through December 31, 2017 were based on daily record dates and were calculated based on stockholders of record each day during this period at a rate of $0.00131849 per share per day. Distributions for the period from January 1, 2018 through April 30, 2018 and from May 1, 2018 through December 31, 2018 were were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2018

10.	COMMITMENTS AND CONTINGENCIES
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
Cash Distributions Paid
On January 2, 2019, the Company paid distributions of $0.4 million, which related to cash distributions on the Company’s common stock, declared for daily record dates for each day in the period from December 1, 2018 through December 31, 2018. On February 4, 2019, the Company paid cash distributions of $0.5 million, which related to cash distributions on the Company’s common stock, declared for daily record dates for each day in the period from January 1, 2019 through January 31, 2019. On March 1, 2019, the Company paid distributions of $0.4 million, which related to cash distributions on the Company’s common stock, declared for daily record dates for each day in the period from February 1, 2019 through February 28, 2019.
Distributions Authorized
On January 23, 2019, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from February 1, 2019 through February 28, 2019, which the Company paid on March 1, 2019, and distributions based on daily record dates for the period from March 1, 2019 through March 31, 2019, which the Company expects to pay in April 2019. On March 6, 2019, the Company’s board of directors authorized cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the period from April 1, 2019 through April 30, 2019 and May 1, 2019 through May 31, 2019, which the Company expects to pay in May 2019 and June 2019, respectively. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2018
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Von Karman Tech Center	Irvine, CA	100%	(4)	$10,600	$10,799	$21,399	$(1,019)	$10,600	$9,780	$20,380	$(1,688)	1980	08/12/2015
Commonwealth Building	Portland, OR	100%	$45,000	7,300	66,544	73,844	3,418	7,300	69,962	77,262	(7,913)	1948	06/30/2016
The Offices at Greenhouse	Houston, TX	100%	(4)	5,009	41,595	46,604	637	5,009	42,232	47,241	(5,163)	2014	11/14/2016
Institute Property	Chicago, IL	100%	(4)	8,400	37,654	46,054	(186)	8,400	37,468	45,868	(2,352)	1908	11/09/2017
		TOTAL		$31,309	$156,592	$187,901	$2,850	$31,309	$159,442	$190,751	$(17,116)
____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $189.4 million (unaudited) as of December 31, 2018.
(4) As of December 31, 2018, these properties served as the security for the Term Loan, which had an outstanding principal balance of $72.8 million as of December 31, 2018.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2018
(dollar amounts in thousands)

	2018	2017	2016
Real Estate:
Balance at the beginning of the year	$190,756	$141,872	$21,421
Acquisitions	—	46,054	120,448
Improvements	1,921	4,096	185
Write off of fully depreciated and fully amortized assets	(1,926)	(1,266)	(48)
Loss due to property damage	—	—	(134)
Balance at the end of the year	$190,751	$190,756	$141,872
Accumulated depreciation and amortization:
Balance at the beginning of the year	$9,627	$3,292	$341
Depreciation and amortization expense	9,415	7,601	2,999
Write off of fully depreciated and fully amortized assets	(1,926)	(1,266)	(48)
Balance at the end of the year	$17,116	$9,627	$3,292

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 7, 2019.

KBS GROWTH & INCOME REIT, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	March 7 2019
Charles J. Schreiber, Jr.
/s/ PETER M. BREN	President and Director	March 7 2019
Peter M. Bren
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer (principal financial officer)	March 7 2019
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer (principal accounting officer)	March 7 2019
Stacie K. Yamane
/s/ GEORGE R. BRAVANTE, JR.	Director	March 7 2019
George R. Bravante, Jr.
/s/ JON D. KLINE	Director	March 7 2019
Jon D. Kline
/s/ KEITH P. RUSSELL	Director	March 7 2019
Keith P. Russell