Form 10-Q
period 2019-03-31
KBS Growth & Income REIT, Inc.
filed 2019-05-14
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-56050
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
As of May 10, 2019, there were 9,678,117 outstanding shares of Class A common stock and 298,259 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
March 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Real estate:
Land	$31,309	$31,309
Building and improvements	144,013	143,461
Tenant origination and absorption costs	15,587	15,981
Total real estate, cost	190,909	190,751
Less accumulated depreciation and amortization	(18,883)	(17,116)
Total real estate, net	172,026	173,635
Cash and cash equivalents	6,225	6,648
Rent and other receivables	3,291	3,058
Above-market leases, net	143	150
Prepaid expenses and other assets, net	2,207	2,171
Total assets	$183,892	$185,662
Liabilities and stockholders’ equity
Notes payable, net	$117,603	$116,833
Accounts payable and accrued liabilities	1,695	3,239
Due to affiliates	4,124	3,641
Distributions payable	460	433
Below-market leases, net	3,518	3,868
Other liabilities	2,164	2,057
Total liabilities	129,564	130,071
Commitments and contingencies (Note 9)
Redeemable common stock	979	1,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,564,865 and 9,386,908 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	96	94
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 296,014 shares and 294,963 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	81,572	79,907
Cumulative distributions and net losses	(28,322)	(25,413)
Total stockholders’ equity	53,349	54,591
Total liabilities and stockholders’ equity	$183,892	$185,662
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Rental income	$5,241	$5,506
Other operating income	76	75
Total revenues	5,317	5,581
Expenses:
Operating, maintenance, and management	1,082	869
Property management fees and expenses to affiliate	41	42
Real estate taxes and insurance	777	751
Asset management fees to affiliate	461	456
General and administrative expenses	375	393
Depreciation and amortization	2,200	2,309
Interest expense	1,976	971
Total expenses	6,912	5,791
Other income:
Interest and other income	14	5
Total other income	14	5
Net loss	$(1,581)	$(205)

Class A Common Stock:
Net loss	$(1,533)	$(199)
Net loss per common share, basic and diluted	$(0.16)	$(0.02)
Weighted-average number of common shares outstanding basic and diluted	9,457,655	9,095,165

Class T Common Stock:
Net loss	$(48)	$(6)
Net loss per common share, basic and diluted	$(0.16)	$(0.02)
Weighted-average number of common shares outstanding basic and diluted	297,066	283,592
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	9,386,908	$94	294,963	$3	$79,907	$(25,413)	$54,591
Net loss	—	—	—	—	—	(1,581)	(1,581)
Issuance of common stock	177,957	2	3,296	—	1,665	—	1,667
Transfers from redeemable common stock	—	—	—	—	21	—	21
Redemptions of common stock	—	—	(2,245)	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(1,328)	(1,328)
Balance, March 31, 2019	9,564,865	$96	296,014	$3	$81,572	$(28,322)	$53,349

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	9,149,100	$91	281,537	$3	$76,265	$(16,940)	$59,419
Net loss	—	—	—	—	—	(205)	(205)
Issuance of common stock	138,111	2	3,068	—	1,240	—	1,242
Transfers from redeemable common stock	—	—	—	—	1,803	—	1,803
Redemptions of common stock	(277,072)	(3)	—	—	(2,311)	—	(2,314)
Distributions declared	—	—	—	—	—	(1,118)	(1,118)
Balance, March 31, 2018	9,010,139	$90	284,605	$3	$76,997	$(18,263)	$58,827
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(1,581)	$(205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,200	2,309
Deferred rents	(158)	(446)
Bad debt recovery	—	(84)
Amortization of above and below-market leases, net	(343)	(447)
Amortization of deferred financing costs	89	82
Unrealized loss (gain) on derivative instrument	629	(372)
Changes in operating assets and liabilities:
Rents and other receivables	(75)	(82)
Prepaid expenses and other assets	(426)	(310)
Accounts payable and accrued liabilities	(1,203)	(1,039)
Due to affiliates	483	462
Other liabilities	(171)	(442)
Net cash used in operating activities	(556)	(574)
Cash Flows from Investing Activities:
Improvements to real estate	(893)	(530)
Net cash used in investing activities	(893)	(530)
Cash Flows from Financing Activities:
Proceeds from notes payable	681	45,000
Principal payments on notes payable	—	(41,000)
Payments of deferred financing costs	—	(6)
Proceeds from issuance of common stock	1,211	731
Payments to redeem common stock	(21)	(2,314)
Distributions paid to common stockholders	(845)	(612)
Net cash provided by financing activities	1,026	1,799
Net (decrease) increase in cash and cash equivalents	(423)	695
Cash and cash equivalents, beginning of period	6,648	2,523
Cash and cash equivalents, end of period	$6,225	$3,218
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,301	$1,233
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$460	$380
Redeemable common stock payable	$—	$511
Accrued improvements to real estate	$402	$381
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$456	$511
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
As of March 31, 2019, the Company had invested in four office properties. The Company intends to invest in a diverse portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy.
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
March 31, 2019
(unaudited)

The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.
The Company sold 122,721 and 270,415 shares of Class A and Class T common stock, respectively, in the Primary Offering for aggregate gross offering proceeds of $3.9 million. As of March 31, 2019, the Company had sold 687,327 and 26,070 shares of Class A and Class T common stock, respectively, in the DRP Offering for aggregate gross offering proceeds of $6.6 million.
As of March 31, 2019, the Company had sold 474,772 shares of Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $4.2 million.
As of March 31, 2019, the Company had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
Additionally, on August 11, 2015, we issued 46,362 shares of Class A common stock to the Company’s affiliates, for an aggregate of $0.3 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
As described above, the Company intends to use substantially all of the net proceeds from its offerings to invest in a diverse portfolio of core real estate properties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, except for the Company’s adoption of the lease accounting standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
March 31, 2019
(unaudited)

Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company had invested in four office properties as of March 31, 2019. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the three months ended March 31, 2019 and 2018. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
During the three months ended March 31, 2019 and 2018, aggregate cash distributions declared per share of Class A and Class T common stock were $0.13610970 and $0.11920680, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Class A and Class T common stock distributions for the period from January 1, 2018 through March 31, 2018 and from January 1, 2019 through March 31, 2019 were each calculated at a rate of $0.00132452 per share per day and $0.00151233 per share per day, respectively. Each day during the three months ended March 31, 2019 and 2018 was a record date for distributions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The Company’s calculated earnings per share for the three months ended March 31, 2019 and 2018 were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(1,581)	$(205)
Less: Class A Common Stock cash distributions declared	1,287	1,084
Less: Class T Common Stock cash distributions declared	41	34
Undistributed net loss	$(2,909)	$(1,323)
Class A Common Stock:
Undistributed net loss	$(2,820)	$(1,283)
Class A Common Stock cash distributions declared	1,287	1,084
Net loss	$(1,533)	$(199)
Net loss per common share, basic and diluted	$(0.16)	$(0.02)
Weighted-average number of common shares outstanding, basic and diluted	9,457,655	9,095,165
Class T Common Stock:
Undistributed net loss	$(89)	$(40)
Class T Common Stock cash distributions declared	41	34
Net loss	$(48)	$(6)
Net loss per common share, basic and diluted	$(0.16)	$(0.02)
Weighted-average number of common shares outstanding, basic and diluted	297,066	283,592
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three months ended March 31, 2018, the Company reclassified $1.1 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, the Company adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, the Company (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. The Company did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, the Company adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. The Company’s comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.
In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations beginning January 1, 2019. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations beginning January 1, 2019.
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Beginning January 1, 2019, the Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements.  ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurements.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is still evaluating the impact of adopting ASU No. 2018-13 on its financial statements, but does not expect the adoption of ASU No. 2018-13 to have a material impact on its financial statements.

3.	REAL ESTATE
As of March 31, 2019, the Company owned four office properties containing 683,952 rentable square feet, which were collectively 91% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$20,402	$(1,822)	$18,580
Commonwealth Building	06/30/2016	Portland	OR	Office	77,399	(8,507)	68,892
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,241	(5,780)	41,461
Institute Property	11/09/2017	Chicago	IL	Office	45,867	(2,774)	43,093
					$190,909	$(18,883)	$172,026
As of March 31, 2019, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$18,580	10.1%	$2,090	$23.23	89.0%
Commonwealth Building	Portland, OR	224,122	68,892	37.5%	5,750	28.04	91.5%
The Offices at Greenhouse	Houston, TX	203,284	41,461	22.5%	4,201	20.66	100.0%
Institute Property	Chicago, IL	155,385	43,093	23.4%	3,358	26.67	81.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2019, the leases had remaining terms, excluding options to extend, of up to 8.2 years with a weighted-average remaining term of 4.0 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019 and 2018, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.2 million and $0.4 million, respectively. As of March 31, 2019 and December 31, 2018, the cumulative deferred rent balance was $3.0 million and $2.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of March 31, 2019 and December 31, 2018, respectively.
As of March 31, 2019, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2019 through December 31, 2019	$11,287
2020	15,697
2021	14,303
2022	12,155
2023	8,295
Thereafter	10,342
$72,079
As of March 31, 2019, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 20% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 21% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019 and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of March 31, 2019, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of March 31, 2019, the Company’s real estate properties were leased to 71 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	13	$6,149	39.9%
Information technology	9	2,093	13.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

As of March 31, 2019, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the three months ended March 31, 2019, the Company recorded an adjustment to rental income of $12,000 for lease payments that were deemed not probable of collection. During the three months ended March 31, 2019 and 2018, the Company recorded bad debt recovery of $27,000 and $84,000, respectively, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of March 31, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Cost	$15,587	$15,981	$213	$213	$(6,549)	$(7,072)
Accumulated Amortization	(6,143)	(5,848)	(70)	(63)	3,031	3,204
Net Amount	$9,444	$10,133	$143	$150	$(3,518)	$(3,868)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018	2019	2018	2019	2018
Amortization	$(690)	$(818)	$(7)	$(8)	$350	$455

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

5.	NOTES PAYABLE
As of March 31, 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of March 31, 2019 (1)	Effective Interest Rate at March 31, 2019 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,000	One-month LIBOR + 1.80%	4.29%	Interest Only	02/01/2023
Term Loan (4)	72,800	72,800	One-month LIBOR + 2.00%	4.21%	Interest Only	11/09/2020
Notes payable principal outstanding	$118,481	$117,800
Deferred financing costs, net	(878)	(967)
Notes payable, net	$117,603	$116,833
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2019, where applicable.
(2) Represents the maturity date as of March 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of March 31, 2019, $45.7 million of the Commonwealth Building mortgage loan was outstanding and $5.7 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of March 31, 2019, the outstanding balance under the Term Loan consisted of $48.5 million of term commitment and $24.3 million of revolving commitment, which bears interest at a rate per annum equal to 2.0% over one-month LIBOR. As of March 31, 2019, there are two one-year extension options remaining on the Term Loan. The Term Loan is secured by The Offices at Greenhouse, Von Karman Tech Center and Institute Property.
During the three months ended March 31, 2019 and 2018, the Company incurred $2.0 million and $1.0 million of interest expense, respectively. As of March 31, 2019 and December 31, 2018, $0.4 million and $0.4 million of interest expense were payable, respectively. Included in interest expense during the three months ended March 31, 2019 and 2018 were $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. Also included in interest expense during the three months ended March 31, 2018 was $0.2 million of debt refinancing costs. Interest expense was increased by $0.6 million and reduced by $0.4 million as a result of a change in fair value of the Company’s derivative instruments for the three months ended March 31, 2019 and 2018, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2019 (in thousands):

April 1, 2019 through December 31, 2019	$—
2020	72,800
2021	—
2022	—
2023	45,681
$118,481

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2019		December 31, 2018			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2019
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	3.02
_____________________
(1) Includes a forward interest rate swap in the amount of $30.0 million, which became effective on April 1, 2019 and maturing on November 1, 2022.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		March 31, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	1	$150	1	$501
Interest Rate Swaps	Other liabilities, at fair value	1	$(687)	1	$(409)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Income statement related
Derivatives not designated as hedging instruments
Realized gain recognized on interest rate swaps	$(53)	$—
Unrealized loss (gain) on interest rate swaps	629	(372)
Increase (decrease) in interest expense as a result of derivatives	$576	$(372)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2019 and December 31, 2018, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$118,481	$117,603	$119,511	$117,800	$116,833	$118,911
Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of March 31, 2019, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative - interest rate swaps	$150	$—	$150	$—
Liability derivative - interest rate swaps	(687)	—	(687)	—

8.	RELATED PARTY TRANSACTIONS
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
The Advisor also serves or served as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), KBS Strategic Opportunity REIT, Inc. (“KBS Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and KBS Strategic Opportunity REIT II, Inc. (“KBS Strategic Opportunity REIT II”). The Dealer Manager also serves or served as the dealer manager for KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

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
During the three months ended March 31, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2019 and 2018, and any related amounts payable as of March 31, 2019 and December 31, 2018 (in thousands).

	Incurred		Payable as of
	Three Months Ended March 31,
	2019	2018	March 31, 2019	December 31, 2018
Expensed
Asset management fees (1)	$461	$456	$2,735	$2,274
Reimbursement of operating expenses (2)	49	53	35	16
Property management fees (3)	41	42	16	13
Other Arrangement
Advisor advance for cash distributions (4)	—	—	1,338	1,338
	$551	$551	$4,124	$3,641
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of March 31, 2019, the Company had accrued and deferred payment of $2.7 million of asset management fees related to October 2017 through March 2019.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) See “Advance from the Advisor” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $49,407 and $52,999 for the three months ended March 31, 2019 and 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2019
(unaudited)

Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2019 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of March 31, 2019, the total advanced funds due to the Advisor from the Company was approximately $1.3 million. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

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
March 31, 2019
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
Through March 31, 2019, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.4 million. As of March 31, 2019, the Company had recorded $39,358 of organization and other offering expenses related to the Public Offering, which amount represents the Company’s maximum liability for organization and other offering costs as of March 31, 2019 based on the limitations described above. As of March 31, 2019, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of March 31, 2019, the Advisor had incurred $4.6 million in offering expenses related to the Second Private Offering.

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
March 31, 2019
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
Cash Distributions Paid
On April 1, 2019, the Company paid cash distributions of $0.5 million, which related to distributions on the Company’s common stock, declared for daily record dates for each day in the period from March 1, 2019 through March 31, 2019. On May 1, 2019, the Company paid cash distributions of $0.4 million, which related to distributions on the Company’s common stock, declared for daily record dates for each day in the period from April 1, 2019 through April 30, 2019.
Distributions Authorized
On May 13, 2019, the Company’s board of directors authorized a June 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on June 27, 2019, which the Company expects to pay in July 2019, and a July 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on July 30, 2019, which the Company expects to pay in August 2019. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan.

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

•
We commenced investment operations on August 12, 2015 in connection with the acquisition of an office property and we have a limited operating history. As of March 31, 2019, we owned four office buildings and we have not acquired or identified any additional real estate investments that it is reasonably probable we will acquire with the proceeds from our offering stage. As such, our stockholders will not have an opportunity to evaluate investments before we make them.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through March 31, 2019 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

•
Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee from October 2017 through March 2019. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and to fund our distributions may be adversely affected.

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

•
Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2019 is $1.0 million in the aggregate, of which $21,000 was used for such special redemptions from January through April 2019. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.

All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, all filed with the Securities and Exchange Commission (the “SEC”).
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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of March 31, 2019, we had sold 687,327 and 26,070 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $6.6 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. As of March 31, 2019, we sold 474,772 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $4.2 million.
As of March 31, 2019, we had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of March 31, 2019, we owned four office buildings.
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
Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness.  Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our operations. We will obtain the capital required to make real estate investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of March 31, 2019, we had raised approximately $90.9 million in gross offering proceeds from the sale of shares of our common stock in our initial private offering, second private offering and initial public offering. We terminated our primary initial public offering effective June 30, 2017 and launched a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act on October 3, 2017. We continue to offer shares of common stock under our publicly registered distribution reinvestment plan.
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
As of March 31, 2019, we owned four office properties that were 91% occupied. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the three months ended March 31, 2019 were met through cash flow generated by our real estate investments and with proceeds from our offerings.
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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of March 31, 2019, our aggregate borrowings were approximately 65% of our net assets before deducting depreciation and other non-cash reserves.

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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through March 2019. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2019 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of March 31, 2019, we owned four office properties. Net cash used in operating activities remained consistent at $0.6 million. We expect that our cash flows from operating activities will increase in future periods to the extent we make additional acquisitions of real estate and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.9 million for the three months ended March 31, 2019 and consisted of cash used for improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, net cash provided by financing activities was $1.0 million and consisted primarily of the following:

•	$0.7 million of net cash provided by debt financing as a result of proceeds from notes payable;

•	$1.2 million of net cash provided by offering proceeds related to our second private offering; and

•	$0.9 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.5 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2019 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023
Outstanding debt obligations (1)	$118,481	$—	$72,800	$45,681
Interest payments on outstanding debt obligations (2)	12,475	3,784	6,560	2,131
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of March 31, 2019 (consisting of the contractual interest rate). We incurred interest expense of $1.3 million, excluding amortization of deferred financing costs totaling $0.1 million and unrealized losses on derivative instruments of $0.6 million during the three months ended March 31, 2019.
Results of Operations
Overview
As of March 31, 2019, we owned four office properties and did not make any acquisitions or dispositions during the three months ended March 31, 2019 and March 31, 2018. The following table provides summary information about our results of operations for the three months ended March 31, 2019 and 2018 (dollar amounts in thousands):
Comparison of the three months ended March 31, 2019 versus the three months ended March 31, 2018

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2019	2018
Rental income	$5,241	$5,506	$(265)	(5)%
Other operating income	76	75	1	1%
Operating, maintenance and management costs	1,082	869	213	25%
Property management fees and expenses to affiliate	41	42	(1)	(2)%
Real estate taxes and insurance	777	751	26	3%
Asset management fees to affiliate	461	456	5	1%
General and administrative expenses	375	393	(18)	(5)%
Depreciation and amortization	2,200	2,309	(109)	(5)%
Interest expense	1,976	971	1,005	104%
Interest and other income	14	5	9	180%
Rental income decreased from $5.5 million for the three months ended March 31, 2018 to $5.2 million for the three months ended March 31, 2019, primarily as a result of decrease in occupancy from 97% for the three months ended March 31, 2018 to 91% for the three months ended March 31, 2019. We expect rental income to increase in future periods to the extent we make additional acquisitions of real estate investments and increase the occupancy at our existing properties.
Operating, maintenance, and management costs increased from $0.9 million for the three months ended March 31, 2018 to $1.1 million for the three months ended March 31, 2019, primarily due to utility costs, repair and maintenance costs and legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we recorded legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance, and management costs to increase in future periods to the extent we make additional acquisitions of real estate investments in addition to general increases due to inflation.
Asset management fees to affiliate remained consistent at $0.5 million for the three months ended March 31, 2019 and 2018. Asset management fees beginning October 2017 through March 2019 were accrued but payment was deferred by our advisor. We expect asset management fees to increase in future periods to the extent we make additional acquisitions of real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and amortization decreased from $2.3 million for the three months ended March 31, 2018 to $2.2 million for the three months ended March 31, 2019, primarily as a result of tenant lease expirations after April 1, 2018. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $1.0 million for the three months ended March 31, 2018 to $2.0 million for the three months ended March 31, 2019. Included in interest expense is the amortization of deferred financing costs of $0.1 million for the three months ended March 31, 2019 and 2018. Also included in interest expense during the three months ended March 31, 2018 was $0.2 million of debt refinancing costs. During the three months ended March 31, 2019, we recorded $0.6 million of unrealized loss on interest rate swaps and $0.4 million of unrealized gain on interest rate swaps during the three months ended March 31, 2018. The increase in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2019 and 2018 (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2019	2018
Net loss	$(1,581)	$(205)
Depreciation of real estate assets	1,051	967
Amortization of lease-related costs	1,149	1,342
FFO	619	2,104
Straight-line rent and amortization of above- and below-market leases, net	(501)	(893)
Unrealized loss (gain) on derivative instruments	629	(372)
MFFO	$747	$839
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
Through March 31, 2019, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.4 million. As of March 31, 2019, we recorded $39,358 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of March 31, 2019, KBS Capital Advisors had incurred $4.6 million in offering expenses on our behalf related to the second private placement offering. The advisor has agreed to pay these expenses on our behalf without reimbursement by us.
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2019 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows used in Operations
Period				Cash	Reinvested	Total
First Quarter 2019	$1,328	$0.136	$0.136	$845	$456	$1,301	$(556)
_____________________
(1) Distributions for the periods from January 1, 2019 through March 31, 2019 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the three months ended March 31, 2019, we paid aggregate distributions of $1.3 million, including $0.8 million of distributions paid in cash and $0.5 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2019 was $1.6 million. FFO for the three months ended March 31, 2019 was $0.6 million and cash flows used in operations for the three months ended March 31, 2019 was $0.6 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.2 million of cash flows from operations in excess of distributions paid during 2018 and $0.1 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.

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
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets. Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein and the risks discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. Those factors include: our ability to raise capital to make additional investments; the future operating performance of our current and future real estate investments in the existing real estate and financial environment; our advisor’s ability to identify additional real estate investments that are suitable to execute our investment objectives; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. There have been no significant changes to our accounting policies during 2019, except for our adoption of the lease accounting standards issued by the Financial Accounting Standards Board effective on January 1, 2019.
Revenue Recognition - Operating Leases
Real Estate
On January 1, 2019, we adopted the lease accounting standards under Topic 842 including the package of practical expedients for all leases that commenced before the effective date of January 1, 2019. Accordingly, we (i) did not reassess whether any expired or existing contracts are or contain leases, (ii) did not reassess the lease classification for any expired or existing lease, and (iii) did not reassess initial direct costs for any existing leases. We did not elect the practical expedient related to using hindsight to reevaluate the lease term. In addition, we adopted the practical expedient for land easements and did not assess whether existing or expired land easements that were not previously accounted for as leases under the lease accounting standards of Topic 840 are or contain a lease under Topic 842.
In addition, Topic 842 provides an optional transition method to allow entities to apply the new lease accounting standards at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. We adopted this transition method upon its adoption of the lease accounting standards of Topic 842, which did not result in a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019. Our comparative periods presented in the financial statements will continue to be reported under the lease accounting standards of Topic 840.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on our statement of operations beginning January 1, 2019. In addition, we adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on our statement of operations beginning January 1, 2019.
We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the lessee or lessor supervises the construction and bears the risk of cost overruns;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and tenant reimbursements and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
Beginning January 1, 2019, we, as a lessor, record costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classify such costs as operating, maintenance, and management expense on our consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On April 1, 2019, we paid cash distributions of $0.5 million, which related to distributions on our common stock, declared for daily record dates for each day in the period from March 1, 2019 through March 31, 2019. On May 1, 2019, we paid cash distributions of $0.4 million, which related to distributions on our common stock, declared for daily record dates for each day in the period from April 1, 2019 through April 30, 2019.
Distributions Authorized
On May 13, 2019, our board of directors authorized a June 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on June 27, 2019, which we expect to pay in July 2019, and a July 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on July 30, 2019, which we expect to pay in August 2019. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At March 31, 2019, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $39.9 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt (including a forward interest rate swap in the amount of $30.0 million, which became effective on April 1, 2019). Based on interest rates as of March 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2020, interest expense on our variable rate debt would increase or decrease by $0.4 million.
The weighted average interest rate of our variable rate debt (including a forward interest rate swap in the amount of $30.0 million, which became effective on April 1, 2019) at March 31, 2019 was 4.2%.  The interest rate represents the actual interest rate in effect at March 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2019 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
None.
Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income‑producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through March 31, 2019 have been paid from cash flows from operations, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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
For the three months ended March 31, 2019, we paid aggregate distributions of $1.3 million, including $0.8 million of distributions paid in cash and $0.5 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.2 million of cash flows from operations in excess of distributions paid during 2018 and $0.1 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Distributions” herein.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations and our distributions at the current rate may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through March 2019, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(c) of Regulation D of the Act, we are currently conducting a private offering for the sale of a maximum of $1,000,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on October 3, 2017. The exemption is available to us because the shares are being offered and sold solely to accredited investors and we are verifying accredited investor status. Prior to the launch of the private offering, on September 29, 2017, we engaged North Capital Private Securities Corporation (“NCPS”) to act as dealer manager for the offering. For sales executed by NCPS, our advisor pays NCPS, without reimbursement from us, selling commissions of 0.5% of the gross offering proceeds. Through December 11, 2017, shares were sold in the private offering at $8.75 per share. From December 12, 2017 through December 13, 2018, shares were sold in the private offering at $8.79 per share. Effective December 14, 2018, we are offering shares in the private offering at $9.20 per share. Through March 31, 2019, we had raised approximately $4.2 million related to the sale of 474,772 shares of our Class A common stock in the private offering. Through March 31, 2019, our advisor had paid underwriting commissions of approximately $33,000 related to this private offering.

b)	Not applicable.

c)	We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Currently, our share redemption program is only available for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”).
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

Special redemptions are redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date. On December 7, 2018 our board of directors approved an estimated NAV per share of our common stock of $9.20 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2018. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated NAV per share as of September 30, 2018, see the Current Report on Form 8-K filed with the SEC on December 10, 2018, and incorporated herein by reference. We expect to update the estimated NAV annually in December.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended March 31, 2019, redemptions under our share redemption program were funded with the net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year, and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	(2)
February 2019	—	$—	(2)
March 2019	2,245	$9.20	(2)
Total	2,245
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Of the $1.0 million available for special redemptions, $21,000 was used to redeem special redemption shares from January through April 2019.
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

KBS GROWTH & INCOME REIT, INC.

Date:	May 14, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	May 14, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)