Form 10-Q
period 2019-06-30
KBS Growth & Income REIT, Inc.
filed 2019-08-13
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 9, 2019, there were 9,754,857 outstanding shares of Class A common stock and 301,678 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
June 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate:
Land	$31,309	$31,309
Building and improvements	145,759	143,461
Tenant origination and absorption costs	15,530	15,981
Total real estate, cost	192,598	190,751
Less accumulated depreciation and amortization	(20,947)	(17,116)
Total real estate, net	171,651	173,635
Cash and cash equivalents	5,908	6,648
Investment in unconsolidated joint venture	874	—
Rent and other receivables	3,081	3,058
Above-market leases, net	135	150
Prepaid expenses and other assets, net	1,603	2,171
Total assets	$183,252	$185,662
Liabilities and stockholders’ equity
Notes payable, net	$117,682	$116,833
Accounts payable and accrued liabilities	2,568	3,239
Due to affiliates	4,565	3,641
Distributions payable	461	433
Below-market leases, net	3,195	3,868
Other liabilities	3,076	2,057
Total liabilities	131,547	130,071
Commitments and contingencies (Note 10)
Redeemable common stock	979	1,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,718,110 and 9,386,908 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	97	94
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 299,406 shares and 294,963 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	83,012	79,907
Cumulative distributions and net losses	(32,386)	(25,413)
Total stockholders’ equity	50,726	54,591
Total liabilities and stockholders’ equity	$183,252	$185,662
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Rental income	$4,754	$5,644	$9,995	$11,150
Other operating income	81	85	157	160
Total revenues	4,835	5,729	10,152	11,310
Expenses:
Operating, maintenance, and management	1,209	1,336	2,290	2,205
Property management fees and expenses to affiliate	41	42	82	84
Real estate taxes and insurance	742	679	1,519	1,430
Asset management fees to affiliate	468	462	929	918
General and administrative expenses	430	362	805	755
Depreciation and amortization	2,169	2,784	4,369	5,093
Interest expense	2,482	797	4,458	1,768
Total expenses	7,541	6,462	14,452	12,253
Other income:
Interest and other income	20	8	33	13
Total other income	20	8	33	13
Net loss	$(2,686)	$(725)	$(4,267)	$(930)

Class A Common Stock:
Net loss	$(2,606)	$(703)	$(4,139)	$(902)
Net loss per common share, basic and diluted	$(0.27)	$(0.08)	$(0.43)	$(0.10)
Weighted-average number of common shares outstanding basic and diluted	9,668,295	9,096,617	9,563,557	9,095,895

Class T Common Stock:
Net loss	$(80)	$(22)	$(128)	$(28)
Net loss per common share, basic and diluted	$(0.27)	$(0.08)	$(0.43)	$(0.10)
Weighted-average number of common shares outstanding basic and diluted	298,222	286,721	297,647	285,165
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2019	9,564,865	$96	296,014	$3	$81,572	$(28,322)	$53,349
Net loss	—	—	—	—	—	(2,686)	(2,686)
Issuance of common stock	153,245	1	3,392	—	1,440	—	1,441
Distributions declared	—	—	—	—	—	(1,378)	(1,378)
Balance, June 30, 2019	9,718,110	$97	299,406	$3	$83,012	$(32,386)	$50,726

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2018	9,010,139	$90	284,605	$3	$76,997	$(18,263)	$58,827
Net loss	—	—	—	—	—	(725)	(725)
Issuance of common stock	184,805	2	3,273	—	1,651	—	1,653
Transfers to redeemable common stock	—	—	—	—	(503)	—	(503)
Distributions declared	—	—	—	—	—	(1,200)	(1,200)
Balance, June 30, 2018	9,194,944	$92	287,878	$3	$78,145	$(20,188)	$58,052
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
For the Six Months Ended June 30, 2019 and 2018 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	9,386,908	$94	294,963	$3	$79,907	$(25,413)	$54,591
Net loss	—	—	—	—	—	(4,267)	(4,267)
Issuance of common stock	331,202	3	6,688	—	3,105	—	3,108
Transfers from redeemable common stock	—	—	—	—	21	—	21
Redemptions of common stock	—	—	(2,245)	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(2,706)	(2,706)
Balance, June 30, 2019	9,718,110	$97	299,406	$3	$83,012	$(32,386)	$50,726

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	9,149,100	$91	281,537	$3	$76,265	$(16,940)	$59,419
Net loss	—	—	—	—	—	(930)	(930)
Issuance of common stock	322,916	4	6,341	—	2,891	—	2,895
Transfers from redeemable common stock	—	—	—	—	1,300	—	1,300
Redemptions of common stock	(277,072)	(3)	—	—	(2,311)	—	(2,314)
Distributions declared	—	—	—	—	—	(2,318)	(2,318)
Balance, June 30, 2018	9,194,944	$92	287,878	$3	$78,145	$(20,188)	$58,052
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,267)	$(930)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,369	5,093
Deferred rents	(87)	(721)
Bad debt expense	—	90
Amortization of above and below-market leases, net	(658)	(1,243)
Amortization of deferred financing costs	178	169
Unrealized loss (gain) on derivative instrument	1,727	(811)
Changes in operating assets and liabilities:
Rents and other receivables	64	(112)
Prepaid expenses and other assets	(30)	(543)
Accounts payable and accrued liabilities	(896)	(203)
Due to affiliates	924	916
Other liabilities	(207)	(283)
Net cash provided by operating activities	1,117	1,422
Cash Flows from Investing Activities:
Improvements to real estate	(2,073)	(1,008)
Investment in unconsolidated joint venture	(874)	—
Net cash used in investing activities	(2,947)	(1,008)
Cash Flows from Financing Activities:
Proceeds from notes payable	681	45,000
Principal payments on notes payable	—	(41,000)
Payments of deferred financing costs	—	(6)
Proceeds from issuance of common stock	2,189	1,881
Payments to redeem common stock	(21)	(2,314)
Distributions paid to common stockholders	(1,759)	(1,279)
Net cash provided by financing activities	1,090	2,282
Net (decrease) increase in cash and cash equivalents	(740)	2,696
Cash and cash equivalents, beginning of period	6,648	2,523
Cash and cash equivalents, end of period	$5,908	$5,219
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,627	$2,362
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$461	$410
Redeemable common stock payable	$—	$1,014
Accrued improvements to real estate	$968	$259
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$919	$1,014
See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
As of June 30, 2019, the Company had invested in four office properties and had made an investment in an unconsolidated joint venture. The Company intends to invest in a diverse portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy.
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
June 30, 2019
(unaudited)

The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.
The Company sold 122,721 and 270,415 shares of Class A and Class T common stock, respectively, in the Primary Offering for aggregate gross offering proceeds of $3.9 million. As of June 30, 2019, the Company had sold 734,321 and 29,462 shares of Class A and Class T common stock, respectively, in the DRP Offering for aggregate gross offering proceeds of $7.1 million.
As of June 30, 2019, the Company had sold 581,022 shares of Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $5.2 million.
As of June 30, 2019, the Company had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
Additionally, on August 11, 2015, the Company issued 46,362 shares of Class A common stock to the Company’s affiliates, for an aggregate of $0.3 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
As described above, the Company intends to use substantially all of the net proceeds from its offerings to invest in a diverse portfolio of core real estate properties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018, except for the Company’s adoption of the lease accounting standards issued by the Financial Accounting Standards Board (“FASB”) effective on January 1, 2019 and the addition of an accounting policy related to investments in unconsolidated joint ventures. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint ventures over which the Company may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of June 30, 2019, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
Segments
The Company had invested in four office properties as of June 30, 2019 and had made an investment in an unconsolidated joint venture. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the six months ended June 30, 2019 and 2018. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
During the three months ended June 30, 2019 and 2018, aggregate cash distributions declared per share of Class A and Class T common stock were $0.13825213 and $0.12787633, respectively. During the six months ended June 30, 2019 and 2018, aggregate cash distributions declared per share of Class A and Class T common stock were $0.27436183 and $0.24708313, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Class A and Class T common stock distributions for the period from January 1, 2018 through April 30, 2018 and from May 1, 2018 through June 30, 2018 were each calculated at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively. Class A and Class T common stock distributions for the period from January 1, 2019 through May 31, 2019 were calculated at a rate of $0.00151233 per share per day. Distributions declared per common share of Class A and Class T common stock were $0.046 per share for the month ended June 30, 2019. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The Company’s calculated earnings per share for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,686)	$(725)	$(4,267)	$(930)
Less: Class A Common Stock cash distributions declared	1,337	1,163	2,624	2,248
Less: Class T Common Stock cash distributions declared	41	37	82	70
Undistributed net loss	$(4,064)	$(1,925)	$(6,973)	$(3,248)
Class A Common Stock:
Undistributed net loss	$(3,943)	$(1,866)	$(6,763)	$(3,150)
Class A Common Stock cash distributions declared	1,337	1,163	2,624	2,248
Net loss	$(2,606)	$(703)	$(4,139)	$(902)
Net loss per common share, basic and diluted	$(0.27)	$(0.08)	$(0.43)	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	9,668,295	9,096,617	9,563,557	9,095,895
Class T Common Stock:
Undistributed net loss	$(121)	$(59)	$(210)	$(98)
Class T Common Stock cash distributions declared	41	37	82	70
Net loss	$(80)	$(22)	$(128)	$(28)
Net loss per common share, basic and diluted	$(0.27)	$(0.08)	$(0.43)	$(0.10)
Weighted-average number of common shares outstanding, basic and diluted	298,222	286,721	297,647	285,165
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three and six months ended June 30, 2018, the Company reclassified $0.8 million and $1.9 million, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
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
June 30, 2019
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Beginning January 1, 2019, the Company, as a lessor, records costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classifies such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.
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
June 30, 2019
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
As of June 30, 2019, the Company owned four office properties containing 683,952 rentable square feet, which were collectively 92% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$20,416	$(1,957)	$18,459
Commonwealth Building	06/30/2016	Portland	OR	Office	78,411	(9,382)	69,029
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,242	(6,397)	40,845
Institute Property	11/09/2017	Chicago	IL	Office	46,529	(3,211)	43,318
					$192,598	$(20,947)	$171,651
As of June 30, 2019, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$18,459	10.1%	$2,090	$23.23	89.0%
Commonwealth Building	Portland, OR	224,122	69,029	37.7%	5,750	28.04	91.5%
The Offices at Greenhouse	Houston, TX	203,284	40,845	22.3%	4,201	20.66	100.0%
Institute Property	Chicago, IL	155,385	43,318	23.6%	3,525	27.08	83.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2019, the leases had remaining terms, excluding options to extend, of up to 10.1 years with a weighted-average remaining term of 3.8 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.
During the six months ended June 30, 2019 and 2018, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.1 million and $0.7 million, respectively. As of June 30, 2019 and December 31, 2018, the cumulative deferred rent balance was $3.0 million and $2.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of June 30, 2019 and December 31, 2018, respectively.
As of June 30, 2019, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2019 through December 31, 2019	$7,508
2020	15,784
2021	14,404
2022	12,276
2023	8,401
Thereafter	11,247
$69,620
As of June 30, 2019, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 19% of the Company’s annualized base rent. The tenant individually occupied 140,922 rentable square feet or approximately 22% of the total rentable square feet of the Company’s real estate portfolio. Of the 140,922 rentable square feet, 5,195 rentable square feet expires on July 24, 2019 and 135,727 rentable square feet expires on December 31, 2024, with two five-year extension options. As of June 30, 2019, the annualized base rent for this tenant was approximately $3.0 million or $21.39 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of June 30, 2019, the Company’s real estate properties were leased to 72 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	13	$6,149	39.5%
Information technology	9	2,093	13.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the six months ended June 30, 2019, the Company recorded an adjustment to rental income of $0.5 million for lease payments that were deemed not probable of collection. During the six months ended June 30, 2019 and 2018, the Company recorded bad debt recovery of $27,000 and bad debt expense of $90,000, respectively, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations.

4.	TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of June 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Cost	$15,530	$15,981	$213	$213	$(6,549)	$(7,072)
Accumulated Amortization	(6,747)	(5,848)	(78)	(63)	3,354	3,204
Net Amount	$8,783	$10,133	$135	$150	$(3,195)	$(3,868)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(660)	$(1,130)	$(8)	$(7)	$323	$803

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(1,350)	$(1,948)	$(15)	$(15)	$673	$1,258

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

5.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On June 28, 2019, the Company, through an indirect wholly owned subsidiary, and FGPH 210 W. Chicago LLC (the “JV Partner”), entered into a limited liability company agreement to form a joint venture (the “Joint Venture”). Prior to entering into the Joint Venture, an affiliate of the JV Partner entered into a purchase and sale agreement to acquire an office property containing 16,239 rentable square feet located on approximately 8,072 square feet of land in Chicago, Illinois (“210 W. Chicago”), and such affiliate of the JV Partner assigned the purchase and sale agreement to the Joint Venture and the Joint Venture acquired 210 W. Chicago on June 28, 2019.
The Company and the JV Partner each own a 50% equity interest in the Joint Venture, with the Company serving as the manager of the Joint Venture. Major decisions, as defined in the limited liability company agreement, require an affirmative unanimous written consent. Income, losses and distributions are generally allocated based on the members’ respective equity interests. Accordingly, the Company has accounted for its investment in the Joint Venture under the equity method of accounting.
The contractual purchase price of 210 W. Chicago was $5.4 million plus closing costs. The Joint Venture funded the purchase of 210 W. Chicago with a $3.8 million mortgage loan from an unaffiliated lender and with contributions from the Joint Venture members. As of June 30, 2019, the book value of the Company’s investment in 210 W. Chicago was $0.9 million which includes $0.1 million in acquisition costs incurred directly by the Company.

6.	NOTES PAYABLE
As of June 30, 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of June 30, 2019 (1)	Effective Interest Rate at June 30, 2019 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,000	One-month LIBOR + 1.80%	4.24%	Interest Only	02/01/2023
Term Loan (4)	72,800	72,800	One-month LIBOR + 2.00%	4.35%	Interest Only	11/09/2020
Notes payable principal outstanding	$118,481	$117,800
Deferred financing costs, net	(799)	(967)
Notes payable, net	$117,682	$116,833
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2019, where applicable.
(2) Represents the maturity date as of June 30, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of June 30, 2019, $45.7 million of the Commonwealth Building mortgage loan was outstanding and $5.7 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of June 30, 2019, the outstanding balance under the Term Loan consisted of $48.5 million of term commitment and $24.3 million of revolving commitment, which bears interest at a rate per annum equal to 2.0% over one-month LIBOR. As of June 30, 2019, there are two one-year extension options remaining on the Term Loan. The Term Loan is secured by The Offices at Greenhouse, Von Karman Tech Center and Institute Property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

During the three and six months ended June 30, 2019, the Company incurred $2.5 million and $4.5 million of interest expense, respectively. During the three and six months ended June 30, 2018, the Company incurred $0.8 million and $1.8 million of interest expense, respectively. As of June 30, 2019 and December 31, 2018, $0.4 million and $0.4 million of interest expense were payable, respectively. Included in interest expense during the three and six months ended June 30, 2019 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Included in interest expense during the three and six months ended June 30, 2018 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Also included in interest expense during the six months ended June 30, 2018 was $0.2 million of debt refinancing costs. Interest expense was increased by $1.1 million and $1.7 million as a result of a change in fair value of the Company’s derivative instruments for the three and six months ended June 30, 2019, respectively. Interest expense was reduced by $0.4 million and $0.8 million as a result of a change in fair value of the Company’s derivative instruments for the three and six months ended June 30, 2018, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2019 (in thousands):

July 1, 2019 through December 31, 2019	$—
2020	72,800
2021	—
2022	—
2023	45,681
$118,481

7.	DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2019		December 31, 2018			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2019
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	2.86

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		June 30, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	1	$501
Interest Rate Swaps	Other liabilities, at fair value	2	$(1,635)	1	$(409)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Income statement related
Derivatives not designated as hedging instruments
Realized gain recognized on interest rate swaps	$(25)	$—	$(78)	$—
Unrealized loss (gain) on interest rate swaps	1,098	(439)	1,727	(811)
Increase (decrease) in interest expense as a result of derivatives	$1,073	$(439)	$1,649	$(811)

8.	FAIR VALUE DISCLOSURES
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
June 30, 2019
(unaudited)

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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2019 and December 31, 2018, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$118,481	$117,682	$119,409	$117,800	$116,833	$118,911
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

As of June 30, 2019, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(1,635)	$—	$(1,635)	$—

9.	RELATED PARTY TRANSACTIONS
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
As of January 1, 2018, the Company, together with KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, KBS Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. At the June 2018 renewal, KBS Strategic Opportunity REIT, KBS Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

During the six months ended June 30, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, KBS Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and KBS Strategic Opportunity REIT II.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2019 and 2018, and any related amounts payable as of June 30, 2019 and December 31, 2018 (in thousands).

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Expensed
Asset management fees (1)	$468	$462	$929	$918	$3,202	$2,274
Reimbursement of operating expenses (2)	41	53	90	106	13	16
Property management fees (3)	41	42	82	84	12	13
Other Arrangement
Advisor advance for cash distributions (4)	—	—	—	—	1,338	1,338
	$550	$557	$1,101	$1,108	$4,565	$3,641
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of June 30, 2019, the Company had accrued and deferred payment of $3.2 million of asset management fees related to October 2017 through June 2019.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) See “Advance from the Advisor” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $40,971 and $90,378 for the three and six months ended June 30, 2019, respectively and $50,213 and $103,212 for the three and six months ended June 30, 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2019 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2019
(unaudited)

Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of June 30, 2019, the total advanced funds due to the Advisor from the Company was approximately $1.3 million. The Company is only obligated to repay the Advisor for its advance if and to the extent that:

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
June 30, 2019
(unaudited)

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
Through June 30, 2019, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.4 million. As of June 30, 2019, the Company had recorded $39,000 of organization and other offering expenses related to the Public Offering, which amount represents the Company’s maximum liability for organization and other offering costs as of June 30, 2019 based on the limitations described above. As of June 30, 2019, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of June 30, 2019, the Advisor had incurred $5.0 million in offering expenses related to the Second Private Offering.

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
June 30, 2019
(unaudited)

11.	SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On July 1, 2019, the Company paid cash distributions of $0.5 million, which related to distributions declared for June 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on June 27, 2019. On August 1, 2019, the Company paid cash distributions of $0.5 million, which related to distributions declared for July 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on July 30, 2019.
Distributions Authorized
On August 12, 2019, the Company’s board of directors authorized an August 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on August 29, 2019, which the Company expects to pay in September 2019, and a September 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on September 27, 2019, which the Company expects to pay in October 2019. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan.

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

•
We commenced investment operations on August 12, 2015 in connection with the acquisition of an office property and we have a limited operating history. As of June 30, 2019, we owned four office buildings and had made an investment in an unconsolidated joint venture. We have not acquired or identified any additional real estate investments that it is reasonably probable we will acquire with the proceeds from our offering stage. As such, our stockholders will not have an opportunity to evaluate investments before we make them.

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

•
We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through June 30, 2019 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.

•
Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee from October 2017 through June 2019. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and to fund our distributions may be adversely affected.

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

•
Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2019 is $1.0 million in the aggregate, of which $21,000 was used for such special redemptions from January through July 2019. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.

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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of June 30, 2019, we had sold 734,321 and 29,462 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $7.1 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. As of June 30, 2019, we sold 581,022 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $5.2 million.
As of June 30, 2019, we had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of June 30, 2019, we owned four office buildings and had made an investment in an unconsolidated joint venture.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our operations. We will obtain the capital required to make real estate investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of June 30, 2019, we had raised approximately $92.3 million in gross offering proceeds from the sale of shares of our common stock in our initial private offering, second private offering and initial public offering. We terminated our primary initial public offering effective June 30, 2017 and launched a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act on October 3, 2017. We continue to offer shares of common stock under our publicly registered distribution reinvestment plan.
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
As of June 30, 2019, we owned four office properties that were 92% occupied and had made an investment in an unconsolidated joint venture. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the six months ended June 30, 2019 were met through cash flow generated by our real estate investments and with proceeds from our offerings.
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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of June 30, 2019, our aggregate borrowings were approximately 65% of our net assets before deducting depreciation and other non-cash reserves.

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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through June 2019. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2019 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of June 30, 2019, we owned four office properties and an investment in an unconsolidated joint venture. During the six months ended June 30, 2019, net cash provided by operating activities was $1.1 million, compared to net cash provided by operating activities of $1.4 million during the six months ended June 30, 2018. Net cash provided by operating activities was lower during the six months ended June 30, 2019 primarily as a result of timing of payments of operating expenses. We expect that our cash flows from operating activities will increase in future periods to the extent we make additional acquisitions of real estate and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.9 million for the six months ended June 30, 2019 and consisted of the following:

•	$2.0 million of cash used for improvements to real estate; and

•	$0.9 million of cash used for the acquisition of a real estate property through a joint venture with an unaffiliated entity.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows from Financing Activities
During the six months ended June 30, 2019, net cash provided by financing activities was $1.1 million and consisted primarily of the following:

•	$2.2 million of net cash provided by offering proceeds related to our second private offering;

•	$1.8 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.9 million; and

•	$0.7 million of net cash provided by debt financing as a result of proceeds from notes payable.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2019 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023
Outstanding debt obligations (1)	$118,481	$—	$72,800	$45,681
Interest payments on outstanding debt obligations (2)	11,282	2,572	6,603	2,107
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of June 30, 2019 (consisting of the contractual interest rate). We incurred interest expense of $2.6 million, excluding amortization of deferred financing costs totaling $0.2 million and unrealized losses on derivative instruments of $1.7 million during the six months ended June 30, 2019.
Results of Operations
Overview
As of June 30, 2018, we owned four office properties. Subsequent to June 30, 2018, we had made an investment in an unconsolidated joint venture. As a result, as of June 30, 2019, we owned four office properties and an investment in an unconsolidated joint venture. The following table provides summary information about our results of operations for the three and six months ended June 30, 2019 and 2018 (dollar amounts in thousands):
Comparison of the three months ended June 30, 2019 versus the three months ended June 30, 2018

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2019	2018
Rental income	$4,754	$5,644	$(890)	(16)%
Other operating income	81	85	(4)	(5)%
Operating, maintenance and management costs	1,209	1,336	(127)	(10)%
Property management fees and expenses to affiliate	41	42	(1)	(2)%
Real estate taxes and insurance	742	679	63	9%
Asset management fees to affiliate	468	462	6	1%
General and administrative expenses	430	362	68	19%
Depreciation and amortization	2,169	2,784	(615)	(22)%
Interest expense	2,482	797	1,685	211%
Interest and other income	20	8	12	150%

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental income decreased from $5.6 million for the three months ended June 30, 2018 to $4.8 million for the three months ended June 30, 2019, primarily as a result of decrease in occupancy from 97% for the three months ended June 30, 2018 to 92% for the three months ended June 30, 2019 and a $0.5 million adjustment to rental income recorded during the three months ended June 30, 2019 for lease payments due from one tenant that were deemed not probable of collection. We expect rental income to increase in future periods to the extent we make additional acquisitions of real estate investments and increase the occupancy at our existing properties.
Operating, maintenance, and management costs decreased slightly from $1.3 million for the three months ended June 30, 2018 to $1.2 million for the three months ended June 30, 2019, primarily due to lower legal fees. During the three months ended June 30, 2018, we incurred $0.1 million of costs related to legal fees incurred in connection with a water intrusion damage claim at Von Karman Tech Center. Settlement regarding this matter was reached in September 2018. Included in operating, maintenance, and management costs for the three months ended June 30, 2019 was $30,000 in legal costs incurred to negotiate an operating lease. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we recorded legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance, and management costs to increase in future periods to the extent we make additional acquisitions of real estate investments in addition to general increases due to inflation.
Asset management fees to affiliate remained consistent at $0.5 million for the three months ended June 30, 2019 and 2018. Asset management fees beginning October 2017 through June 2019 were accrued but payment was deferred by our advisor. We expect asset management fees to increase in future periods to the extent we make additional acquisitions of real estate investments. As of June 30, 2019, we had accrued and deferred payment of $3.2 million of asset management fees related to October 2017 through June 2019.
Depreciation and amortization decreased from $2.8 million for the three months ended June 30, 2018 to $2.2 million for the three months ended June 30, 2019, primarily as a result of a decrease in amortization of tenant origination costs related to tenant lease expirations after July 1, 2018. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $0.8 million for the three months ended June 30, 2018 to $2.5 million for the three months ended June 30, 2019. Included in interest expense is the amortization of deferred financing costs of $0.1 million for the three months ended June 30, 2019 and 2018. During the three months ended June 30, 2019, we recorded $1.1 million of unrealized loss on interest rate swaps and $0.4 million of unrealized gain on interest rate swaps during the three months ended June 30, 2018. The increase in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
Comparison of the six months ended June 30, 2019 versus the six months ended June 30, 2018

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2019	2018
Rental income	$9,995	$11,150	$(1,155)	(10)%
Other operating income	157	160	(3)	(2)%
Operating, maintenance and management costs	2,290	2,205	85	4%
Property management fees and expenses to affiliate	82	84	(2)	(2)%
Real estate taxes and insurance	1,519	1,430	89	6%
Asset management fees to affiliate	929	918	11	1%
General and administrative expenses	805	755	50	7%
Depreciation and amortization	4,369	5,093	(724)	(14)%
Interest expense	4,458	1,768	2,690	152%
Interest and other income	33	13	20	154%

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental income decreased from $11.2 million for the six months ended June 30, 2018 to $10.0 million for the six months ended June 30, 2019, primarily as a result of decrease in occupancy from 97% for the six months ended June 30, 2018 to 92% for the six months ended June 30, 2019 and a $0.5 million adjustment to rental income recorded during the six months ended June 30, 2019 for lease payments due from one tenant that were deemed not probable of collection. We expect rental income to increase in future periods to the extent we make additional acquisitions of real estate investments and increase the occupancy at our existing properties.
Operating, maintenance, and management costs increased slightly from $2.2 million for the six months ended June 30, 2018 to $2.3 million for the six months ended June 30, 2019, primarily due to an increase in utility costs and repair and maintenance costs, partially offset by a decrease in legal fees incurred in connection with a water intrusion damage claim at Von Karman Tech Center during the six months ended June 30, 2018. Settlement regarding this matter was reached in September 2018. Included in operating, maintenance, and management costs for the six months ended June 30, 2019 was $55,000 in legal costs incurred to negotiate an operating lease. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we recorded legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance, and management costs to increase in future periods to the extent we make additional acquisitions of real estate investments in addition to general increases due to inflation.
Asset management fees to affiliate remained consistent at $0.9 million for the six months ended June 30, 2019 and 2018. Asset management fees beginning October 2017 through June 2019 were accrued but payment was deferred by our advisor. We expect asset management fees to increase in future periods to the extent we make additional acquisitions of real estate investments. As of June 30, 2019, we had accrued and deferred payment of $3.2 million of asset management fees related to October 2017 through June 2019.
Depreciation and amortization decreased from $5.1 million for the six months ended June 30, 2018 to $4.4 million for the six months ended June 30, 2019, primarily as a result of a decrease in amortization of tenant origination costs related to tenant lease expirations after July 1, 2018. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $1.8 million for the six months ended June 30, 2018 to $4.5 million for the six months ended June 30, 2019. Included in interest expense is the amortization of deferred financing costs of $0.2 million for the six months ended June 30, 2019 and 2018. Also included in interest expense during the six months ended June 30, 2018 was $0.2 million of debt refinancing costs. During the six months ended June 30, 2019, we recorded $1.7 million of unrealized loss on interest rate swaps and $0.8 million of unrealized gain on interest rate swaps during the six months ended June 30, 2018. The increase in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2019 and 2018, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,686)	$(725)	$(4,267)	$(930)
Depreciation of real estate assets	1,057	974	2,108	1,941
Amortization of lease-related costs	1,112	1,810	2,261	3,152
FFO	(517)	2,059	102	4,163
Straight-line rent and amortization of above- and below-market leases, net	(244)	(1,071)	(745)	(1,964)
Unrealized loss (gain) on derivative instruments	1,098	(439)	1,727	(811)
MFFO	$337	$549	$1,084	$1,388
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
Through June 30, 2019, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.4 million. As of June 30, 2019, we recorded $39,000 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of June 30, 2019, KBS Capital Advisors had incurred $5.0 million in offering expenses on our behalf related to the second private placement offering. The advisor has agreed to pay these expenses on our behalf without reimbursement by us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2019 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2019	$1,328	$0.136	$0.136	$845	$456	$1,301	$(556)
Second Quarter 2019	1,378	0.138	0.138	914	463	1,377	1,673
	$2,706	$0.274	$0.274	$1,759	$919	$2,678	$1,117
_____________________
(1) Distributions for the periods from January 1, 2019 through May 31, 2019 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day. Distributions for the month ended June 30, 2019 was calculated at a monthly rate of $0.046 per share.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the six months ended June 30, 2019, we paid aggregate distributions of $2.7 million, including $1.8 million of distributions paid in cash and $0.9 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the six months ended June 30, 2019 was $4.3 million. FFO for the six months ended June 30, 2019 was $0.1 million and cash flows provided by operations for the six months ended June 30, 2019 was $1.1 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.4 million of current period cash flows from operations, $1.2 million of cash flows from operations in excess of distributions paid during 2018 and $0.1 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Going forward we currently expect our board of directors to continue to authorize and declare cash distributions based on daily record dates and to pay these distributions on a monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. There have been no significant changes to our accounting policies during 2019, except for our adoption of the lease accounting standards issued by the Financial Accounting Standards Board effective on January 1, 2019 and the addition of an accounting policy related to investments in unconsolidated joint ventures.
Investments in Unconsolidated Joint Ventures
We account for investments in unconsolidated joint ventures over which we may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the joint venture’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. As of June 30, 2019, we did not identify any indicators of impairment related to our unconsolidated real estate joint venture accounted for under the equity method.
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
Cash Distributions Paid
On July 1, 2019, we paid cash distributions of $0.5 million, which related to distributions declared for June 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on June 27, 2019. On August 1, 2019, we paid cash distributions of $0.5 million, which related to distributions declared for July 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on July 30, 2019.
Distributions Authorized
On August 12, 2019, our board of directors authorized an August 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on August 29, 2019, which we expect to pay in September 2019, and a September 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on September 27, 2019, which we expect to pay in October 2019. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At June 30, 2019, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $40.0 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt. Based on interest rates as of June 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2020, interest expense on our variable rate debt would increase or decrease by $0.4 million.
The weighted average interest rate of our variable rate debt at June 30, 2019 was 4.3%.  The interest rate represents the actual interest rate in effect at June 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2019 where applicable.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income‑producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through June 30, 2019 have been paid from cash flows from operations, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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
For the six months ended June 30, 2019, we paid aggregate distributions of $2.7 million, including $1.8 million of distributions paid in cash and $0.9 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.4 million of current period cash flows from operations, $1.2 million of cash flows from operations in excess of distributions paid during 2018 and $0.1 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Distributions” herein.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations and our distributions at the current rate may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through June 2019, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)

Our advisor and its affiliates face potential conflicts of interest relating to the acquisition of assets due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We rely on our sponsor, KBS Holdings LLC, our advisor, KBS Capital Advisors, and other key real estate and debt finance professionals at our advisor, including Mr. Schreiber, to identify suitable investment opportunities for us.  KBS Capital Advisors and KBS Realty Advisors advise other KBS-sponsored programs and funds. As such, KBS-sponsored programs that have funds available for investment and KBS-advised investors that have funds available for investment rely on many of the same real estate and debt finance professionals, as will future KBS-sponsored programs and KBS-advised investors. Many investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs and KBS-advised investors. KBS Capital Advisors and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an asset allocation policy (the “Allocation Process”) among us, KBS Real Estate Investment Trust II, Inc. and KBS Real Estate Investment Trust III, Inc. (collectively, the “Core Strategy REITs”) and a new real estate investment trust affiliated with Mr.  Schreiber (the “New REIT”). The board of directors and conflicts committee adopted the Allocation Process as proposed. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise among the Core REITs and the New REIT, upon the listing of the New REIT (which occurred on July 19, 2019), potential asset acquisitions that meet all of the following criteria would be offered first to the New REIT:

(i)	Class A office building;

(ii)	Purchase price of at least $125.0 million;

(iii)	Average occupancy of at least 90% for the first two years based on contractual in-place leases; and

(iv)	Stabilized property investment yield that is generally supportive of the distributions per unit of the Purchaser.
To the extent the New REIT does not have the funds to acquire the asset or to the extent the manager of the New REIT decides to forego the acquisition opportunity, such asset may then be offered to the Core Strategy REITs at the discretion of KBS Capital Advisors.
For so long as we are externally advised, our charter provides that it shall not be a proper purpose of the company for us to make any significant investment unless our advisor has recommended the investment to us. Thus, the real estate and debt finance professionals of our advisor could direct attractive investment opportunities to other KBS-sponsored programs or KBS-advised investors. Such events could result in us investing in properties that provide less attractive returns, which would reduce the level of distributions we may be able to pay our stockholders.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a)	During the period covered by this Form 10-Q, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(c) of Regulation D of the Act, we are currently conducting a private offering for the sale of a maximum of $1,000,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on October 3, 2017. The exemption is available to us because the shares are being offered and sold solely to accredited investors and we are verifying accredited investor status. Prior to the launch of the private offering, on September 29, 2017, we engaged North Capital Private Securities Corporation (“NCPS”) to act as dealer manager for the offering. For sales executed by NCPS, our advisor pays NCPS, without reimbursement from us, selling commissions of 0.5% of the gross offering proceeds. Through December 11, 2017, shares were sold in the private offering at $8.75 per share. From December 12, 2017 through December 13, 2018, shares were sold in the private offering at $8.79 per share. Effective December 14, 2018, we are offering shares in the private offering at $9.20 per share. Through June 30, 2019, we had raised approximately $5.2 million related to the sale of 581,022 shares of our Class A common stock in the private offering. Through June 30, 2019, our advisor had paid underwriting commissions of approximately $39,000 related to this private offering.

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

Special redemptions are redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date. On December 7, 2018 our board of directors approved an estimated NAV per share of our common stock of $9.20 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2018. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated NAV per share as of September 30, 2018, see the Current Report on Form 8-K filed with the SEC on December 10, 2018. We expect to update the estimated NAV annually in December.
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
During the six months ended June 30, 2019, redemptions under our share redemption program were funded with the net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year, and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	(2)
February 2019	—	$—	(2)
March 2019	2,245	$9.20	(2)
April 2019	—	$—	(2)
May 2019	—	$—	(2)
June 2019	—	$—	(2)
Total	2,245
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Of the $1.0 million available for special redemptions, $21,000 was used to redeem special redemption shares from January through July 2019.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.

PART II. OTHER INFORMATION (CONTINUED)

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

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated June 6, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed June 7, 2019

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

KBS GROWTH & INCOME REIT, INC.

Date:	August 13, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	August 13, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)