Form 10-Q/A
period 2019-03-31
KBS Growth & Income REIT, Inc.
filed 2019-09-17
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
KBS Growth & Income REIT, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2019 (the “Original Filing”), solely to revise the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing, which inadvertently omitted certain language regarding internal control over financial reporting required to be included by Item 601(b)(31) of Regulation S-K.
The Amendment does not reflect events occurring after the filing of the Original Filing and, other than the filing of the corrected certifications mentioned above, does not modify or update the disclosures in the Original Filing in any way. Accordingly, the Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.
PART II. OTHER INFORMATION
Item 6. Exhibits.

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	September 17, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	September 17, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)