Form 10-Q/A
period 2019-06-30
KBS Growth & Income REIT, Inc.
filed 2019-09-17
CIK 1631256

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

EXPLANATORY NOTE
KBS Growth & Income REIT, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-Q/A to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2019 (the “Original Filing”), solely to revise the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing, which inadvertently omitted certain language regarding internal control over financial reporting required to be included by Item 601(b)(31) of Regulation S-K.
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