Form 10-Q
period 2019-09-30
KBS Growth & Income REIT, Inc.
filed 2019-11-14
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of November 8, 2019, there were 9,823,391 outstanding shares of Class A common stock and 305,130 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
September 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Real estate:
Land	$31,309	$31,309
Building and improvements	146,569	143,461
Tenant origination and absorption costs	15,097	15,981
Total real estate, cost	192,975	190,751
Less accumulated depreciation and amortization	(22,614)	(17,116)
Total real estate, net	170,361	173,635
Cash and cash equivalents	4,903	6,648
Investment in unconsolidated joint venture	948	—
Rent and other receivables	3,634	3,058
Above-market leases, net	128	150
Prepaid expenses and other assets, net	2,028	2,171
Total assets	$182,002	$185,662
Liabilities and stockholders’ equity
Notes payable, net	$117,771	$116,833
Accounts payable and accrued liabilities	2,748	3,239
Due to affiliates	5,058	3,641
Distributions payable	464	433
Below-market leases, net	2,887	3,868
Other liabilities	3,281	2,057
Total liabilities	132,209	130,071
Commitments and contingencies (Note 10)
Redeemable common stock	979	1,000
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,788,922 and 9,386,908 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	98	94
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 302,823 shares and 294,963 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	83,694	79,907
Cumulative distributions and net losses	(34,981)	(25,413)
Total stockholders’ equity	48,814	54,591
Total liabilities and stockholders’ equity	$182,002	$185,662

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Rental income	$5,294	$5,460	$15,289	$16,610
Other operating income	68	101	225	261
Total revenues	5,362	5,561	15,514	16,871
Expenses:
Operating, maintenance, and management	1,121	1,207	3,411	3,412
Property management fees and expenses to affiliate	40	45	122	129
Real estate taxes and insurance	715	628	2,234	2,058
Asset management fees to affiliate	483	468	1,412	1,386
General and administrative expenses	491	333	1,296	1,088
Depreciation and amortization	2,153	2,221	6,522	7,314
Interest expense	1,596	974	6,054	2,742
Total expenses	6,599	5,876	21,051	18,129
Other income:
Interest and other income	17	16	50	29
Equity in income of unconsolidated joint venture	13	—	13	—
Total other income	30	16	63	29
Net loss	$(1,207)	$(299)	$(5,474)	$(1,229)

Class A Common Stock:
Net loss	$(1,171)	$(290)	$(5,310)	$(1,192)
Net loss per common share, basic and diluted	$(0.12)	$(0.03)	$(0.55)	$(0.13)
Weighted-average number of common shares outstanding basic and diluted	9,756,865	9,270,850	9,628,701	9,154,854

Class T Common Stock:
Net loss	$(36)	$(9)	$(164)	$(37)
Net loss per common share, basic and diluted	$(0.12)	$(0.03)	$(0.55)	$(0.13)
Weighted-average number of common shares outstanding basic and diluted	301,643	290,153	298,994	286,846

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2019	9,718,110	$97	299,406	$3	$83,012	$(32,386)	$50,726
Net loss	—	—	—	—	—	(1,207)	(1,207)
Issuance of common stock	70,812	1	3,417	—	682	—	683
Distributions declared	—	—	—	—	—	(1,388)	(1,388)
Balance, September 30, 2019	9,788,922	$98	302,823	$3	$83,694	$(34,981)	$48,814

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2018	9,194,944	$92	287,878	$3	$78,145	$(20,188)	$58,052
Net loss	—	—	—	—	—	(299)	(299)
Issuance of common stock	114,804	1	3,535	—	1,039	—	1,040
Transfers to redeemable common stock	—	—	—	—	(506)	—	(506)
Distributions declared	—	—	—	—	—	(1,270)	(1,270)
Balance, September 30, 2018	9,309,748	$93	291,413	$3	$78,678	$(21,757)	$57,017

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
For the Nine Months Ended September 30, 2019 and 2018
(unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	9,386,908	$94	294,963	$3	$79,907	$(25,413)	$54,591
Net loss	—	—	—	—	—	(5,474)	(5,474)
Issuance of common stock	402,014	4	10,105	—	3,787	—	3,791
Transfers from redeemable common stock	—	—	—	—	21	—	21
Redemptions of common stock	—	—	(2,245)	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(4,094)	(4,094)
Balance, September 30, 2019	9,788,922	$98	302,823	$3	$83,694	$(34,981)	$48,814

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	9,149,100	$91	281,537	$3	$76,265	$(16,940)	$59,419
Net loss	—	—	—	—	—	(1,229)	(1,229)
Issuance of common stock	437,720	5	9,876	—	3,930	—	3,935
Transfers from redeemable common stock	—	—	—	—	794	—	794
Redemptions of common stock	(277,072)	(3)	—	—	(2,311)	—	(2,314)
Distributions declared	—	—	—	—	—	(3,588)	(3,588)
Balance, September 30, 2018	9,309,748	$93	291,413	$3	$78,678	$(21,757)	$57,017

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(5,474)	$(1,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,522	7,314
Equity in income of unconsolidated joint venture	(13)	—
Deferred rents	(447)	(899)
Bad debt expense	—	40
Amortization of above and below-market leases, net	(959)	(1,639)
Amortization of deferred financing costs	267	256
Unrealized loss (gain) on derivative instrument	1,949	(1,136)
Changes in operating assets and liabilities:
Rents and other receivables	(129)	(219)
Prepaid expenses and other assets	(508)	(1,038)
Accounts payable and accrued liabilities	(296)	(249)
Due to affiliates	1,417	1,393
Other liabilities	(224)	(399)
Net cash provided by operating activities	2,105	2,195
Cash Flows from Investing Activities:
Improvements to real estate	(3,303)	(1,115)
Investment in unconsolidated joint venture	(935)	—
Net cash used in investing activities	(4,238)	(1,115)
Cash Flows from Financing Activities:
Proceeds from notes payable	681	45,000
Principal payments on notes payable	—	(41,000)
Payments of deferred financing costs	—	(6)
Proceeds from issuance of common stock	2,411	2,415
Payments to redeem common stock	(21)	(2,314)
Distributions paid to common stockholders	(2,683)	(2,037)
Net cash provided by financing activities	388	2,058
Net (decrease) increase in cash and cash equivalents	(1,745)	3,138
Cash and cash equivalents, beginning of period	6,648	2,523
Cash and cash equivalents, end of period	$4,903	$5,661
Supplemental Disclosure of Cash Flow Information
Interest paid	$3,848	$3,561
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$464	$416
Redeemable common stock payable	$—	$1,520
Accrued improvements to real estate	$548	$373
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,380	$1,520

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unaudited)

1.ORGANIZATION
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
As of September 30, 2019, the Company had invested in four office properties and had made an investment in an unconsolidated joint venture. The Company intends to invest in a diverse portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, the Company expects its core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy.
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
September 30, 2019
(unaudited)
The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.
The Company sold 122,721 and 270,415 shares of Class A and Class T common stock, respectively, in the Primary Offering for aggregate gross offering proceeds of $3.9 million. As of September 30, 2019, the Company had sold 780,948 and 32,879 shares of Class A and Class T common stock, respectively, in the DRP Offering for aggregate gross offering proceeds of $7.5 million.
As of September 30, 2019, the Company had sold 605,207 shares of Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $5.4 million.
As of September 30, 2019, the Company had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the FASB Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
September 30, 2019
(unaudited)
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint ventures over which the Company may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of September 30, 2019, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
Segments
The Company had invested in four office properties as of September 30, 2019 and had made an investment in an unconsolidated joint venture. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the nine months ended September 30, 2019 and 2018. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
During the three months ended September 30, 2019 and 2018, aggregate cash distributions declared per share of Class A and Class T common stock were $0.13800000 and $0.13293356, respectively. During the nine months ended September 30, 2019 and 2018, aggregate cash distributions declared per share of Class A and Class T common stock were $0.41236183 and $0.38001669, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Class A and Class T common stock distributions for the period from January 1, 2018 through April 30, 2018 and from May 1, 2018 through September 30, 2018 were each calculated at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively. Class A and Class T common stock distributions for the period from January 1, 2019 through May 31, 2019 were calculated at a rate of $0.00151233 per share per day. Distributions declared per common share of Class A and Class T common stock were $0.046 per share for each month commencing June 2019 through September 2019. Distributions declared per common share assumes each share was issued and outstanding each day that was a record date for distributions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The Company’s calculated earnings per share for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands, except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(1,207)	$(299)	$(5,474)	$(1,229)
Less: Class A Common Stock cash distributions declared	1,347	1,231	3,971	3,479
Less: Class T Common Stock cash distributions declared	41	39	123	109
Undistributed net loss	$(2,595)	$(1,569)	$(9,568)	$(4,817)
Class A Common Stock:
Undistributed net loss	$(2,518)	$(1,521)	$(9,281)	$(4,671)
Class A Common Stock cash distributions declared	1,347	1,231	3,971	3,479
Net loss	$(1,171)	$(290)	$(5,310)	$(1,192)
Net loss per common share, basic and diluted	$(0.12)	$(0.03)	$(0.55)	$(0.13)
Weighted-average number of common shares outstanding, basic and diluted	9,756,865	9,270,850	9,628,701	9,154,854
Class T Common Stock:
Undistributed net loss	$(77)	$(48)	$(287)	$(146)
Class T Common Stock cash distributions declared	41	39	123	109
Net loss	$(36)	$(9)	$(164)	$(37)
Net loss per common share, basic and diluted	$(0.12)	$(0.03)	$(0.55)	$(0.13)
Weighted-average number of common shares outstanding, basic and diluted	301,643	290,153	298,994	286,846

Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described below), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the three and nine months ended September 30, 2018, the Company reclassified $1.0 million and $2.9 million, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
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
September 30, 2019
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
The Company recognizes minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is probable and records amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that is funded is treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to the Company’s collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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
Recently Issued Accounting Standards Update
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”). ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. During October 2019, the FASB announced that certain entities, including smaller reporting companies, will be allowed additional implementation time with the standard becoming effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company is still evaluating the impact of adopting ASU No. 2016-13 on its financial statements, but does not expect the adoption of ASU No. 2016-13 to have a material impact on its financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
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

3. REAL ESTATE
As of September 30, 2019, the Company owned four office properties containing 683,952 rentable square feet, which were collectively 93% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Von Karman Tech Center	08/12/2015	Irvine	CA	Office	$20,476	$(1,927)	$18,549
Commonwealth Building	06/30/2016	Portland	OR	Office	78,555	(10,278)	68,277
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,112	(6,863)	40,249
Institute Property	11/09/2017	Chicago	IL	Office	46,832	(3,546)	43,286
					$192,975	$(22,614)	$170,361

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of September 30, 2019, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center	Irvine, CA	101,161	$18,549	10.2%	$2,185	$24.61	87.8%
Commonwealth Building	Portland, OR	224,122	68,277	37.5%	6,091	28.15	96.5%
The Offices at Greenhouse	Houston, TX	203,284	40,249	22.1%	4,206	20.69	100.0%
Institute Property	Chicago, IL	155,385	43,286	23.8%	3,566	27.80	82.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2019, the leases had remaining terms, excluding options to extend, of up to 9.8 years with a weighted-average remaining term of 3.8 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019 and 2018, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.4 million and $0.9 million, respectively. As of September 30, 2019 and December 31, 2018, the cumulative deferred rent balance was $3.4 million and $2.9 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of September 30, 2019 and December 31, 2018, respectively.
As of September 30, 2019, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2019 through December 31, 2019	$3,871
2020	15,825
2021	14,512
2022	12,626
2023	8,714
Thereafter	11,753
$67,301

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
As of September 30, 2019, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 18% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet, or approximately 21% of the total rentable square feet of the Company’s real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of September 30, 2019, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of September 30, 2019, the Company’s real estate properties were leased to 70 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	13	$6,121	38.1%
Information technology	8	2,031	12.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2019, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the nine months ended September 30, 2019, the Company recorded an adjustment to rental income of $0.5 million for lease payments that were deemed not probable of collection. During the nine months ended September 30, 2019 and 2018, the Company recorded bad debt recovery of $27,000 and bad debt expense of $40,000, respectively, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations.

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of September 30, 2019 and December 31, 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Cost	$15,097	$15,981	$213	$213	$(6,389)	$(7,072)
Accumulated Amortization	(6,941)	(5,848)	(85)	(63)	3,502	3,204
Net Amount	$8,156	$10,133	$128	$150	$(2,887)	$(3,868)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(627)	$(758)	$(7)	$(7)	$308	$403

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018
Amortization	$(1,977)	$2,706	$(22)	$(22)	$981	$1,661

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
The contractual purchase price of 210 W. Chicago was $5.4 million plus closing costs. The Joint Venture funded the purchase of 210 W. Chicago with a $3.8 million mortgage loan from an unaffiliated lender and with contributions from the Joint Venture members. During the three and nine months ended September 30, 2019, the Company recognized $13,000 of equity income with respect to this investment. As of September 30, 2019, the book value of the Company’s investment in 210 W. Chicago was $0.9 million which includes $0.1 million in acquisition costs incurred directly by the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
6. NOTES PAYABLE
As of September 30, 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of September 30, 2019 (1)	Effective Interest Rate at September 30, 2019 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,000	One-month LIBOR +1.80%	3.91%	Interest Only	02/01/2023
Term Loan (4)	72,800	72,800	One-month LIBOR + 2.00%	4.38%	Interest Only	11/09/2020
Notes payable principal outstanding	$118,481	$117,800
Deferred financing costs, net	(710)	(967)
Notes payable, net	$117,771	$116,833
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2019. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2019, where applicable.
(2) Represents the maturity date as of September 30, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of September 30, 2019, $45.7 million of the Commonwealth Building mortgage loan was outstanding and $5.7 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of September 30, 2019, the outstanding balance under the Term Loan consisted of $48.5 million of term commitment and $24.3 million of revolving commitment, which bears interest at a rate per annum equal to 2.0% over one-month LIBOR. As of September 30, 2019, there are two one-year extension options remaining on the Term Loan. The Term Loan is secured by The Offices at Greenhouse, Von Karman Tech Center and Institute Property.
During the three and nine months ended September 30, 2019, the Company incurred $1.6 million and $6.1 million of interest expense, respectively. During the three and nine months ended September 30, 2018, the Company incurred $1.0 million and $2.7 million of interest expense, respectively. As of September 30, 2019 and December 31, 2018, $0.4 million and $0.4 million of interest expense were payable, respectively. Included in interest expense during the three and nine months ended September 30, 2019 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Included in interest expense during the three and nine months ended September 30, 2018 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Also included in interest expense during the nine months ended September 30, 2018 was $0.2 million of debt refinancing costs. Interest expense was increased by $0.2 million and $1.9 million as a result of a change in fair value of the Company’s derivative instruments for the three and nine months ended September 30, 2019, respectively. Interest expense was reduced by $0.3 million and $1.1 million as a result of a change in fair value of the Company’s derivative instruments for the three and nine months ended September 30, 2018, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2019 (in thousands):

October 1, 2019 through December 31, 2019	$—
2020	72,800
2021	—
2022	—
2023	45,681
$118,481

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2019 and December 31, 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2019		December 31, 2018			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2019
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	2.71

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		September 30, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	1	$501
Interest Rate Swaps	Other liabilities, at fair value	2	$(1,856)	1	$(409)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Income statement related
Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	$21	$—	$(57)	$—
Unrealized loss (gain) on interest rate swaps	222	(325)	1,949	(1,136)
Increase (decrease) in interest expense as a result of derivatives	$243	$(325)	$1,892	$(1,136)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
8. FAIR VALUE DISCLOSURES
Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of long-lived assets). Fair value, as defined under GAAP, is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2019 and December 31, 2018, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$118,481	$117,771	$119,307	$117,800	$116,833	$118,911

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of September 30, 2019, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(1,856)	$—	$(1,856)	$—

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
The Advisor also serves or served as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”). Effective October 31, 2019, the respective advisory agreements between the Advisor and Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II terminated. The Dealer Manager also serves or served as the dealer manager for KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II. The Dealer Manager notified Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II that the dealer manager agreements between the respective parties will terminate on December 31, 2019.
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan, indirectly own a 33 1/3% interest in the Advisor and the Dealer Manager.
As of January 1, 2018, the Company, together with KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. At the June 2018 renewal, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.
During the nine months ended September 30, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2019 and 2018, and any related amounts payable as of September 30, 2019 and December 31, 2018 (in thousands).

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Expensed
Asset management fees (1)	$483	$468	$1,412	$1,386	$3,686	$2,274
Reimbursement of operating expenses (2)	49	38	139	144	21	16
Property management fees (3)	40	45	122	129	13	13
Other Arrangement
Advisor advance for cash distributions (4)	—	—	—	—	1,338	1,338
	$572	$551	$1,673	$1,659	$5,058	$3,641
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of September 30, 2019, the Company had accrued and deferred payment of $3.7 million of asset management fees related to October 2017 through September 2019.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) See “Advance from the Advisor” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $48,303 and $138,681 for the three and nine months ended September 30, 2019, respectively and $38,519 and $141,731 for the three and nine months ended September 30, 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2019 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2019
(unaudited)
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of September 30, 2019, the total advanced funds due to the Advisor from the Company was approximately $1.3 million. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
(i)the Company’s modified funds from operations (“MFFO”), as such term is defined by the Institute for Portfolio Alternatives and interpreted by the Company, for the immediately preceding month exceeds the amount of cash distributions declared for record dates of such prior month (an “MFFO Surplus”), and the Company will pay the Advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or
(ii)Excess proceeds from third-party financings are available (“Excess Proceeds”), provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the conflicts committee in its sole discretion.
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
September 30, 2019
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
Through September 30, 2019, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.4 million. As of September 30, 2019, the Company had recorded $39,000 of organization and other offering expenses related to the Public Offering, which amount represents the Company’s maximum liability for organization and other offering costs as of September 30, 2019 based on the limitations described above. As of September 30, 2019, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of September 30, 2019, the Advisor had incurred $5.3 million in offering expenses related to the Second Private Offering.

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
September 30, 2019
(unaudited)
11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On October 1, 2019, the Company paid cash distributions of $0.5 million, which related to a distribution declared for September 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on September 27, 2019. On November 1, 2019, the Company paid cash distributions of $0.5 million, which related to a distribution declared for October 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on October 30, 2019.
Distributions Authorized
On November 13, 2019, the Company’s board of directors authorized a November 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on November 27, 2019, which the Company expects to pay in December 2019, and a December 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on December 30, 2019, which the Company expects to pay in January 2020. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•We depend on our advisor and its affiliates to conduct our operations. We pay fees to our advisor and its affiliates in connection with the management of our investments that are based on the cost of the investment, not on the quality of the investment or services rendered to us. These fees decrease the amount of cash available for distribution to our stockholders.
•We commenced investment operations on August 12, 2015 in connection with the acquisition of an office property and we have a limited operating history. As of September 30, 2019, we owned four office buildings and had made an investment in an unconsolidated joint venture. We have not acquired or identified any additional real estate investments that it is reasonably probable we will acquire with the proceeds from our offering stage. As such, our stockholders will not have an opportunity to evaluate investments before we make them.
•All of our executive officers, our affiliated director and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and/or other KBS-affiliated entities. As a result, our executive officers, our affiliated director, some of our key real estate and debt finance professionals, our advisor and its affiliates face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. Although we have adopted corporate governance measures to ameliorate some of the risks posed by these conflicts, these conflicts could result in action or inaction that is not in the best interests of our stockholders.
•Because investment opportunities that are suitable for us may also be suitable for other KBS-sponsored programs or KBS-advised investors, our advisor and its affiliates face conflicts of interest relating to the purchase of properties. Any such conflicts in directing investment opportunities may not be resolved in our favor.
•If we are unable to raise substantial funds in our offering stage, we may not be able to acquire a diverse portfolio of real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue. Raising fewer proceeds in our offering stage, therefore, could increase the risk that our stockholders will lose money in their investment.
•We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through September 30, 2019 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee from October 2017 through September 2019. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and to fund our distributions may be adversely affected.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•Our policies do not limit us from incurring debt until our aggregate borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
•We have debt obligations with variable interest rates and may incur additional variable rate debt in the future. The interest and related payments will vary with the movement of LIBOR or other indexes. Increases in the indexes could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
•If we are unable to locate investments with attractive yields while we are investing the proceeds raised in our offering stage, our distributions and the long-term returns of our investors may be lower.
•We depend on tenants for the revenue generated by any real estate investments we make and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from any properties we acquire could decrease due to a reduction in occupancy and/or lower rental rates, making it more difficult for us to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.
•Any real estate investments we make may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. These events could make it more difficult for us to meet debt service obligations and limit our ability to pay distributions to our stockholders.
•We cannot predict with any certainty how much, if any, of our distribution reinvestment plan proceeds will be available for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to any real estate properties we acquire; reserves required by any financings of real estate investments; the acquisition of real estate investments; and the repayment of debt. If such funds are not available from our distribution reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2019 is $1.0 million in the aggregate, of which $21,000 was used for such special redemptions from January through October 2019. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of September 30, 2019, we had sold 780,948 and 32,879 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $7.5 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we are currently offering a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. As of September 30, 2019, we sold 605,207 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $5.4 million.
As of September 30, 2019, we had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of September 30, 2019, we owned four office buildings and had made an investment in an unconsolidated joint venture.
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

Liquidity and Capital Resources
We are dependent upon the net proceeds from our offering stage to conduct our operations. We will obtain the capital required to make real estate investments and conduct our operations from the proceeds of our offering stage, from secured or unsecured financings from banks and other lenders and from any undistributed funds from our operations. As of September 30, 2019, we had raised approximately $93.0 million in gross offering proceeds from the sale of shares of our common stock in our initial private offering, second private offering and initial public offering. We terminated our primary initial public offering effective June 30, 2017 and launched a private offering solely to accredited investors pursuant to Rule 506(c) of Regulation D of the Securities Act on October 3, 2017. We continue to offer shares of common stock under our publicly registered distribution reinvestment plan.
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
As of September 30, 2019, we owned four office properties that were 93% occupied and had made an investment in an unconsolidated joint venture. We acquired these investments with the proceeds from the sale of our common stock in the private offering and debt financing, including a bridge loan from our advisor that we have since repaid. Operating cash needs during the nine months ended September 30, 2019 were met through cash flow generated by our real estate investments and with proceeds from our offerings.
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
(i)Our modified funds from operations (“MFFO”), as such term is defined by the Institute for Portfolio Alternatives and interpreted by us, for the immediately preceding month exceeds the amount of distributions declared for record dates of such prior month (an “MFFO Surplus”), and we will pay our advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis; or
(ii)Excess proceeds from third-party financings are available (“Excess Proceeds”), provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the conflicts committee in its sole discretion.

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
We expect that once we have fully invested the proceeds raised during our offering stage, our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of September 30, 2019, our aggregate borrowings were approximately 66% of our net assets before deducting depreciation and other non-cash reserves.
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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 2019. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2019 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
As of September 30, 2019, we owned four office properties and an investment in an unconsolidated joint venture. During the nine months ended September 30, 2019, net cash provided by operating activities was $2.1 million, compared to net cash provided by operating activities of $2.2 million during the nine months ended September 30, 2018. Net cash provided by operating activities was lower during the nine months ended September 30, 2019 primarily as a result of a decrease in rental payments from one tenant and an increase in interest paid offset by timing of receipt of rental payments. We expect that our cash flows from operating activities will increase in future periods to the extent we make additional acquisitions of real estate and the related operations of such investments.
Cash Flows from Investing Activities
Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2019 and consisted of the following:
•$3.3 million of cash used for improvements to real estate; and
•$0.9 million of cash used for the acquisition of a real estate property through a joint venture with an unaffiliated entity.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $0.4 million and consisted primarily of the following:
•$2.4 million of net cash provided by offering proceeds related to our second private offering;
•$0.7 million of net cash provided by debt financing as a result of proceeds from notes payable; and
•$2.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.4 million.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2019 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2019	2020-2021	2022-2023
Outstanding debt obligations (1)	$118,481	$—	$72,800	$45,681
Interest payments on outstanding debt obligations (2)	9,515	1,253	6,319	1,943
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of September 30, 2019 (consisting of the contractual interest rate). We incurred interest expense of $3.9 million, excluding amortization of deferred financing costs totaling $0.3 million and unrealized losses on derivative instruments of $1.9 million during the nine months ended September 30, 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
As of September 30, 2018, we owned four office properties. Subsequent to September 30, 2018, we had made an investment in an unconsolidated joint venture. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2019 and 2018 (dollar amounts in thousands):
Comparison of the three months ended September 30, 2019 versus the three months ended September 30, 2018

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2019	2018
Rental income	$5,294	$5,460	$(166)	(3)%
Other operating income	68	101	(33)	(33)%
Operating, maintenance and management costs	1,121	1,207	(86)	(7)%
Property management fees and expenses to affiliate	40	45	(5)	(11)%
Real estate taxes and insurance	715	628	87	14%
Asset management fees to affiliate	483	468	15	3%
General and administrative expenses	491	333	158	47%
Depreciation and amortization	2,153	2,221	(68)	(3)%
Interest expense	1,596	974	622	64%
Interest and other income	17	16	1	6%
Equity in income of unconsolidated joint venture	13	—	13	100%

Rental income decreased from $5.5 million for the three months ended September 30, 2018 to $5.3 million for the three months ended September 30, 2019, primarily as a result of a slight decrease in occupancy from 94.4% for the three months ended September 30, 2018 to 93.1% for the three months ended September 30, 2019. We expect rental income to increase in future periods to the extent we make additional acquisitions of real estate investments and increase the occupancy at our existing properties.
Operating, maintenance, and management costs decreased slightly from $1.2 million for the three months ended September 30, 2018 to $1.1 million for the three months ended September 30, 2019, primarily due to lower legal fees. During the three months ended September 30, 2018, we incurred $0.1 million of costs related to legal fees incurred in connection with a water intrusion damage claim at Von Karman Tech Center. Settlement regarding this matter was reached in September 2018. Included in operating, maintenance, and management costs for the three months ended September 30, 2019 was $25,000 of legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we recorded legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance, and management costs to increase in future periods to the extent we make additional acquisitions of real estate investments in addition to general increases due to inflation.
Real estate taxes and insurance increased slightly from $0.6 million for the three months ended September 30, 2018 to $0.7 million for the three months ended September 30, 2019, primarily due to tax refunds received during the three months ended September 30, 2018 and higher property tax assessed value for a property in 2019. We expect real estate taxes and insurance to increase in future periods to the extent we make additional acquisitions of real estate investments.
Asset management fees to affiliate remained consistent at $0.5 million for the three months ended September 30, 2019 and 2018. Asset management fees beginning October 2017 through September 2019 were accrued but payment was deferred by our advisor. We expect asset management fees to increase in future periods to the extent we make additional acquisitions of real estate investments. As of September 30, 2019, we had accrued and deferred payment of $3.7 million of asset management fees related to October 2017 through September 2019.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and administrative expenses increased from $0.3 million for the three months ended September 30, 2018 to $0.5 million for the three months ended September 30, 2019. This increase was primarily due to professional fees incurred related to the assessment of strategic alternatives during the three months ended September 30, 2019.
Interest expense increased from $1.0 million for the three months ended September 30, 2018 to $1.6 million for the three months ended September 30, 2019. Included in interest expense is the amortization of deferred financing costs of $0.1 million for the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, we recorded $0.2 million of unrealized loss on interest rate swaps and $0.3 million of unrealized gain on interest rate swaps during the three months ended September 30, 2018. The increase in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
Comparison of the nine months ended September 30, 2019 versus the nine months ended September 30, 2018

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2019	2018
Rental income	$15,289	$16,610	$(1,321)	(8)%
Other operating income	225	261	(36)	(14)%
Operating, maintenance and management costs	3,411	3,412	(1)	—%
Property management fees and expenses to affiliate	122	129	(7)	(5)%
Real estate taxes and insurance	2,234	2,058	176	9%
Asset management fees to affiliate	1,412	1,386	26	2%
General and administrative expenses	1,296	1,088	208	19%
Depreciation and amortization	6,522	7,314	(792)	(11)%
Interest expense	6,054	2,742	3,312	121%
Interest and other income	50	29	21	72%
Equity in income of unconsolidated joint venture	13	—	13	100%

Rental income decreased from $16.6 million for the nine months ended September 30, 2018 to $15.3 million for the nine months ended September 30, 2019, primarily as a result of a slight decrease in occupancy from 94.4% for the nine months ended September 30, 2018 to 93.1% for the nine months ended September 30, 2019 and a $0.5 million adjustment to rental income recorded during the nine months ended September 30, 2019 for lease payments due from one tenant that were deemed not probable of collection. We expect rental income to increase in future periods to the extent we make additional acquisitions of real estate investments and increase the occupancy at our existing properties.
Operating, maintenance, and management costs remained consistent at $3.4 million for the nine months ended September 30, 2019 and 2018. Included in operating, maintenance, and management costs for the nine months ended September 30, 2019 was $80,000 of legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we recorded legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842.  Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost.  We expect operating, maintenance, and management costs to increase in future periods to the extent we make additional acquisitions of real estate investments in addition to general increases due to inflation.
Real estate taxes and insurance increased slightly from $2.1 million for the nine months ended September 30, 2018 to $2.2 million for the nine months ended September 30, 2019, primarily due to tax refunds received during the nine months ended September 30, 2018 and higher property tax assessed value for a property in 2019. We expect real estate taxes and insurance to increase in future periods to the extent we make additional acquisitions of real estate investments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset management fees to affiliate remained consistent at $1.4 million for the nine months ended September 30, 2019 and 2018. Asset management fees beginning October 2017 through September 2019 were accrued but payment was deferred by our advisor. We expect asset management fees to increase in future periods to the extent we make additional acquisitions of real estate investments. As of September 30, 2019, we had accrued and deferred payment of $3.7 million of asset management fees related to October 2017 through September 2019.
General and administrative expenses increased from $1.1 million for the nine months ended September 30, 2018 to $1.3 million for the nine months ended September 30, 2019. This increase was primarily due to professional fees incurred related to the assessment of strategic alternatives during the nine months ended September 30, 2019.
Depreciation and amortization decreased from $7.3 million for the nine months ended September 30, 2018 to $6.5 million for the nine months ended September 30, 2019, primarily as a result of a net decrease in amortization of tenant origination costs related to tenant lease expirations after October 1, 2018. We expect depreciation and amortization to increase in future periods to the extent we make additional acquisitions of real estate investments.
Interest expense increased from $2.7 million for the nine months ended September 30, 2018 to $6.1 million for the nine months ended September 30, 2019. Included in interest expense is the amortization of deferred financing costs of $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. Also included in interest expense during the nine months ended September 30, 2018 was $0.2 million of debt refinancing costs. During the nine months ended September 30, 2019, we recorded $1.9 million of unrealized loss on interest rate swaps and $1.1 million of unrealized gain on interest rate swaps during the nine months ended September 30, 2018. The increase in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect interest expense to increase in the future as a result of anticipated borrowings in future periods to the extent we make additional acquisitions of real estate investments. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.

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
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases and unrealized gain on derivative instruments are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
•Adjustments for straight-line rent.  These are adjustments to rental revenue as required by GAAP to recognize contractual lease payments on a straight-line basis over the life of the respective lease.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the current economic impact of our in-place leases, while also providing investors with a useful supplemental metric that addresses core operating performance by removing rent we expect to receive in a future period or rent that was received in a prior period;
•Amortization of above- and below-market leases.  Similar to depreciation and amortization of real estate assets and lease related costs that are excluded from FFO, GAAP implicitly assumes that the value of intangible lease assets and liabilities diminishes predictably over time and requires that these charges be recognized currently in revenue.  Since market lease rates in the aggregate have historically risen or fallen with local market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate; and
•Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(1,207)	$(299)	$(5,474)	$(1,229)
Depreciation of real estate assets	1,098	964	3,206	2,905
Amortization of lease-related costs	1,055	1,257	3,316	4,409
Adjustment for investment in unconsolidated joint venture (1)	37	—	37	—
FFO	983	1,922	1,085	6,085
Straight-line rent and amortization of above- and below-market leases, net	(661)	(574)	(1,406)	(2,505)
Unrealized loss (gain) on derivative instruments	222	(325)	1,949	(1,136)
Adjustment for investment in unconsolidated joint venture (1)	(5)	—	(5)	—
MFFO	$539	$1,023	$1,623	$2,444
_____________________
(1) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO for our equity investment in unconsolidated joint venture.
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
Our advisor has agreed to pay all offering expenses related to our second private placement offering directly on our behalf without reimbursement by us.
Through September 30, 2019, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.4 million. As of September 30, 2019, we recorded $39,000 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of September 30, 2019, KBS Capital Advisors had incurred $5.3 million in offering expenses on our behalf related to the second private placement offering. The advisor has agreed to pay these expenses on our behalf without reimbursement by us.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
During our offering stage, when we may raise capital more quickly than we acquire income producing assets, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2019 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2019	$1,328	$0.136	$0.136	$845	$456	$1,301	$(556)
Second Quarter 2019	1,378	0.138	0.138	914	463	1,377	1,673
Third Quarter 2019	1,388	0.138	0.138	924	461	1,385	988
	$4,094	$0.412	$0.412	$2,683	$1,380	$4,063	$2,105
_____________________
(1) Distributions for the periods from January 1, 2019 through May 31, 2019 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day. Distributions for each month commencing June 2019 through September 2019 were calculated at a monthly rate of $0.046 per share.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.
For the nine months ended September 30, 2019, we paid aggregate distributions of $4.1 million, including $2.7 million of distributions paid in cash and $1.4 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2019 was $5.5 million. FFO for the nine months ended September 30, 2019 was $1.1 million and cash flows provided by operations for the nine months ended September 30, 2019 was $2.1 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $2.7 million of current period cash flows from operations, $1.2 million of cash flows from operations in excess of distributions paid during 2018 and $0.2 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
Going forward we currently expect our board of directors to continue to authorize and declare cash distributions based on a monthly record date and to pay these distributions monthly. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
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
Investments in Unconsolidated Joint Ventures
We account for investments in unconsolidated joint ventures over which we may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the joint venture’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. As of September 30, 2019, we did not identify any indicators of impairment related to our unconsolidated real estate joint venture accounted for under the equity method.
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
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the lessee or lessor supervises the construction and bears the risk of cost overruns;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. Beginning January 1, 2019, these changes to our collectibility assessment are reflected as an adjustment to rental income. Prior to January 1, 2019, bad debt expense related to uncollectible accounts receivable and deferred rent receivable was included in operating, maintenance, and management expense in the statement of operations. Any subsequent changes to the collectibility of the allowance for doubtful accounts as of December 31, 2018, which was recorded prior to the adoption of Topic 842, are recorded in operating, maintenance, and management expense in the statement of operations.
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
Cash Distributions Paid
On October 1, 2019, we paid cash distributions of $0.5 million, which related to a distribution declared for September 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on September 27, 2019. On November 1, 2019, we paid cash distributions of $0.5 million, which related to a distribution declared for October 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on October 30, 2019.
Distributions Authorized
On November 13, 2019, our board of directors authorized a November 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on November 27, 2019, which we expect to pay in December 2019, and a December 2019 distribution in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on December 30, 2019, which we expect to pay in January 2020. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At September 30, 2019, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $40.0 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt. Based on interest rates as of September 30, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2020, interest expense on our variable rate debt would increase or decrease by $0.4 million.
The weighted average interest rate of our variable rate debt at September 30, 2019 was 4.2%. The interest rate represents the actual interest rate in effect at September 30, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2019 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments, and we therefore expect that portions of distributions made during our first few years of operations will be considered a return of capital. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through September 30, 2019 have been paid from cash flows from operations, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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
For the nine months ended September 30, 2019, we paid aggregate distributions of $4.1 million, including $2.7 million of distributions paid in cash and $1.4 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $2.7 million of current period cash flows from operations, $1.2 million of cash flows from operations in excess of distributions paid during 2018 and $0.2 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution.
See Part I, Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations -Distributions” herein.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations and our distributions at the current rate may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through September 2019, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a).During the period covered by this Form 10-Q, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(c) of Regulation D of the Act, we are currently conducting a private offering for the sale of a maximum of $1,000,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on October 3, 2017. The exemption is available to us because the shares are being offered and sold solely to accredited investors and we are verifying accredited investor status. Prior to the launch of the private offering, on September 29, 2017, we engaged North Capital Private Securities Corporation (“NCPS”) to act as dealer manager for the offering. For sales executed by NCPS, our advisor pays NCPS, without reimbursement from us, selling commissions of 0.5% of the gross offering proceeds. Through December 11, 2017, shares were sold in the private offering at $8.75 per share. From December 12, 2017 through December 13, 2018, shares were sold in the private offering at $8.79 per share. Effective December 14, 2018, we are offering shares in the private offering at $9.20 per share. Through September 30, 2019, we had raised approximately $5.4 million related to the sale of 605,207 shares of our Class A common stock in the private offering. Through September 30, 2019, our advisor had paid underwriting commissions of approximately $41,000 related to this private offering.
b).Not applicable.
c).We have adopted a share redemption program that may enable stockholders to sell their shares to us in limited circumstances.
Currently, our share redemption program is only available for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”).
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. The dollar amount limitation for special redemptions for the calendar year 2019 is $1.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.
•During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)
During the nine months ended September 30, 2019, redemptions under our share redemption program were funded with existing cash on hand, and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	(2)
February 2019	—	$—	(2)
March 2019	2,245	$9.20	(2)
April 2019	—	$—	(2)
May 2019	—	$—	(2)
June 2019	—	$—	(2)
July 2019	—	$—	(2)
August 2019	—	$—	(2)
September 2019	—	$—	(2)
Total	2,245
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Of the $1.0 million available for special redemptions, $21,000 was used to redeem special redemption shares from January through October 2019.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

PART II. OTHER INFORMATION (CONTINUED
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

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 filed March 25, 2016

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	November 13, 2019	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer and Director
(principal executive officer)

Date:	November 13, 2019	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer
(principal financial officer)