Form 10-K
period 2019-12-31
KBS Growth & Income REIT, Inc.
filed 2020-03-06
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Trading Symbol(s)
______________________________________________________
None
Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, $0.01 par value per share
Class T common stock, $0.01 par value per share
______________________________________________________
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
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 7, 2018, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2018 of $9.20. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 7, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018. On December 4, 2019, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2019 of $8.43. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 4, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K. Until the suspension of the Registrant’s private offering in December 2019, shares were sold at the estimated value per share.
There were approximately 9,659,687 shares of Class A common stock and 299,406 of Class T common stock held by non-affiliates as of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 2, 2020, there were 9,863,500 outstanding shares of Class A common stock and 308,138 outstanding shares of Class T common stock of the Registrant.

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
•We have a limited portfolio of three real estate investments and one investment in an unconsolidated joint venture, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through December 31, 2019 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee from October 2017 through December 2019. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations may be adversely affected. While we consider strategic alternatives, we have reduced the distribution rate beginning January 2020 in order to set the distribution rate at a level that is fully supportable with cash flows from operations and to preserve our cash on hand.
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
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy and/or lower rental rates, making it more difficult for us to meet any debt service obligations we have incurred and limiting our ability to pay distributions to our stockholders.

•Our real estate investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. These events could make it more difficult for us to meet debt service obligations and limit our ability to pay distributions to our stockholders.
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
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2020 is $1.0 million in the aggregate, none of which was used for such special redemptions in January and February 2020. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of December 31, 2019, we had sold 825,964 and 36,348 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $8.0 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we offered a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered into a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. In December 2019, in connection with its consideration of strategic alternatives for us, our board of directors determined to suspend the second private offering. As of December 31, 2019, we had sold 612,272 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $5.5 million.
As of December 31, 2019, we had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of December 31, 2019, we owned four office buildings (one of which was held for sale) and had made an investment in an unconsolidated joint venture.
In December 2019, we announced that our board of directors has formed a special committee composed our all of our independent directors to evaluate strategic alternatives for us and has engaged a financial advisor to assist with this evaluation. Although the special committee engaged a financial advisor to assist us and the special committee with the exploration of strategic alternatives for us, we are not obligated to enter into any particular transaction or any transaction at all.

Objectives and Strategies
Our primary investment objectives are to preserve and return our stockholders’ capital contributions and to provide our stockholders with attractive and stable cash distributions. We will also seek to realize growth in the value of our investments by timing asset sales to maximize asset value.
Real Estate Portfolio
We have invested in core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the market outlook, our core focus in the U.S. office sector has reflected a value-creating core strategy, which is also known as a core-plus strategy. In many cases, these core properties have slightly higher (10% to 20%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
We acquired our first real estate property on August 12, 2015. As of December 31, 2019, our real estate portfolio held for investment was composed of three office buildings containing 582,791 rentable square feet, which were collectively 96% occupied. For more information on our real estate investments, including tenant information, see Part 1, Item 2, “Properties.”
The following charts illustrate the geographic diversification of our real estate properties held for investment, excluding our investment in an unconsolidated joint venture, based on total leased square feet and total annualized base rent as of December 31, 2019:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 58% of our total annualized base rent as of December 31, 2019. The chart below illustrates the diversity of tenant industries in our real estate portfolio held for investment, excluding our investment in an unconsolidated joint venture, based on total annualized base rent as of December 31, 2019:
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 3% of total.
Financing Objectives
We financed our real estate acquisitions with proceeds raised in our offerings and debt. We may use proceeds from borrowings to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital. Careful use of debt will help us to achieve our goals because we will have more funds available for investment. Our investment strategy is to utilize primarily secured and possibly unsecured debt to finance our investment portfolio.
We expect to borrow funds at fixed and variable rates. As of December 31, 2019, we had debt obligations in the aggregate principal amount of $118.5 million, with a weighted-average remaining term of 1.72 years. We have a total of $118.5 million of variable rate notes payable. Of the variable rate debt outstanding, approximately $78.5 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rate of our variable rate debt as of December 31, 2019 was 4.1%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2019, where applicable.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2019 (in thousands):

2020	$72,800
2021	—
2022	—
2023	45,681
2024	—
Thereafter	—
$118,481

We expect our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), or effectively 75% of the cost of our tangible assets, though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2019, our aggregate borrowings were approximately 67% of our net assets before deducting depreciation and other non-cash reserves.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including management of the daily operations, leasing and disposition of our portfolio; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
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
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties. This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and the overall return for our stockholders.
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
Industry Segments
As of December 31, 2019, we had invested in four office buildings (one of which was held for sale) and had made an investment in an unconsolidated joint venture. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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
No public market currently exists for our shares, and we have no plans to list our shares on a national securities exchange. In addition, shares purchased in our private placement offering are not freely transferable and stockholders must bear the economic risk of investment is us for an indefinite period of time because the shares have not been registered under the Securities Act or certain applicable state and federal securities laws, and such shares cannot be sold unless they are subsequently registered or an exemption from such registration is available. Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date or at all, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date or at all. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Moreover, our share redemption program is only available for special redemptions, subject to an annual dollar limitation of $1.0 million for 2020, includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to our stockholders. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a loss. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. In addition, certain KBS-sponsored non-traded REITs have amended their share redemptions programs to limit redemptions to special redemptions or provide a dollar limit on the amount of redemptions that may be honored and these REITs have been unable to honor redemption requests received in certain periods due to limits adopted by their respective board of directors. Investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of our shares.
Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”), subject to an annual dollar limitation. We can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
Our share redemption program only provides for special redemptions. Such special redemptions are subject to an annual dollar limitation. On December 4, 2019, our board of directors approved an annual dollar limitation of $1.0 million in the aggregate for the calendar year 2020, none of which was used for such special redemptions in January and February 2020. Such redemptions are further subject to the other limitations described in the share redemption program. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and may be adjusted from time to time.
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
We have a limited portfolio of three real estate investments and one investment in an unconsolidated joint venture which may cause the value of our stockholders’ investment in us to fluctuate with the performance of these specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue.
We have a limited real estate portfolio of three office buildings and as a result, it is likely that any single property’s performance will adversely affect our profitability. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. We have certain fixed operating expenses which will constitute a greater percentage of gross income, reducing our net income and cash flow and limiting our ability to pay distributions to our stockholders.
Our investment portfolio has limited diversification and downturns relating to certain industries or business sectors or affecting certain tenants may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a more diversified investment portfolio.
We are not required to observe specific diversification criteria. We may rely on a limited number of tenants which may be concentrated in a limited number of industries or business sectors. One of our tenants in the engineering industry represented 21% of our annualized base rent, and 23% of the total rentable square feet of our real estate portfolio held for investment, as of December 31, 2019. Because our portfolio is concentrated in limited industries or business sectors, downturns relating generally to such region, industry or business sector specifically affecting significant tenants may result in defaults on our investments, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect or business and our ability to pay distributions to our stockholders.
We seek to renew our leases in the ordinary course of our business. However, we cannot assure our stockholders that we will be able to renew leases or re-lease space at rates equal to or above the current lease rate or at all. Approximately 8.5% of our annualized base rent and 7.4% of the total leased square feet of our real estate portfolio held for investment, each as of December 31, 2019, is expiring in 2020. Our inability to renew or re-lease our space could adversely impact our financial condition, results of operations, cash flow and our ability to pay distributions to our stockholders.

There can be no assurance that we can or will achieve any targeted return objectives disclosed as estimating such returns involves significant judgment by management as well as numerous estimates and assumptions.
We sought to invest in core real estate properties that we believed could produce a property-level return of between 10% and 14% over the life of the investment. Property-level return objectives do not take into account corporate-level fees and expenses, including corporate general and administrative expenses and asset management fees.  Investor returns will be lower than our property-level returns.  In particular, general and administrative expenses  may constitute a significant portion of our revenue and may significantly reduce investor-level returns below property-level return. There can be no assurance that our objectives can or will be achieved as estimating property-level returns involves significant judgment by management as well as numerous estimates and assumptions that may later prove to be false. For example, we may make incorrect assumptions regarding our ability to increase rental rates or occupancy at a property; property level expenses may exceed those at which we underwrote the property or a key tenant may default on its lease obligations.  If we are incorrect in our assumptions regarding the performance of a property, property-level returns will be lower than anticipated.
We have paid distributions from advances from our advisor and debt financing. In the future we may continue to pay distributions from financings, including an advance from our advisor, and we may not pay distributions solely from our cash flow from operations. To the extent we pay distributions from sources other than our cash flow from operations, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
We may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through December 31, 2019 have been paid from cash flows from operations, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
We may fund distributions from any source, including, without limitation, borrowings or the sale of assets. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets, this will affect our ability to generate cash flow from operations in future periods. To the extent that we pay distributions from sources other than our cash flow from operations, we will have fewer funds available, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount of distributions we may fund from sources other than from cash flow from operations.
For the year ended December 31, 2019, we paid aggregate distributions of $5.4 million, including $3.6 million of distributions paid in cash and $1.8 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $4.0 million of current period cash flows from operations, $1.2 million of cash flows from operations in excess of distributions paid during 2018 and $0.2 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. Our estimated value per share as of September 30, 2019 was diluted as a result of distributions declared in excess of operating cash flows and the deferral of asset management fee, which resulted in an overall decrease in estimated value per share of $0.30 relative to our previously disclosed estimated value per share as of September 30, 2018.
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
Our success depends to a significant degree upon our advisor and the contributions of Mr. Schreiber, who would be difficult to replace. Neither we nor our affiliates have employment agreements with Mr. Schreiber and he may not remain associated with us, our advisor or its affiliates. If Mr. Schreiber were to cease his association with us, our advisor or its affiliates, we may be unable to find a suitable replacement and our operating results could suffer as a result. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ financial health and ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. Further, our sponsor has established and intends to establish strategic relationships with firms that have special expertise in certain services or detailed knowledge regarding real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties and tenants in such regions. We may be unsuccessful in growing and retaining such relationships. If we lose or are unable to obtain the services of highly skilled professionals or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through December 2019, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected. While we consider strategic alternatives, we have reduced the distribution rate beginning January 2020 in order to set the distribution rate at a level that is fully supportable with cash flows from operations and to preserve our cash on hand.
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
All of our executive officers and our affiliated director and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and/or other KBS-affiliated entities. Subject to limitations in our charter and approval by our conflicts committee, KBS Capital Advisors and its affiliates receive fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with KBS Capital Advisors and its affiliates, including the advisory agreement, and the affiliated property management agreement;
•offerings of equity by us, which will likely entitle KBS Capital Advisors to increased asset management fees;
•sales of real estate investments, which will entitle KBS Capital Advisors to disposition fees and possible subordinated incentive fees;
•borrowings to acquire real estate investments, which borrowings will increase the asset management fee payable to KBS Capital Advisors;
•whether and when we seek to list our shares of common stock on a national securities exchange, which listing (i) may make it more likely for us to become self-managed or internalize our management or (ii) could entitle KBS Capital Advisors to a subordinated incentive fee, and which could also adversely affect the sales efforts for other KBS-sponsored programs, depending on the price at which our shares trade; and
•whether and when we seek to sell the company or its assets, which sale could entitle KBS Capital Advisors to disposition fees or a subordinated incentive fee and terminate the asset management fee.
Our advisor and its affiliates face potential conflicts of interest relating to the leasing of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We and other KBS-sponsored programs and KBS-advised investors rely on our sponsor, KBS Holdings LLC, our advisor, KBS Capital Advisors, and other key real estate and debt finance professionals at our advisor, including Mr. Schreiber, to supervise the property management and leasing of properties. If the KBS team of real estate professionals directs creditworthy prospective tenants to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
Further, existing and future KBS-sponsored programs and KBS-advised investors and Mr. Schreiber generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, origination, development, ownership, leasing or sale of real estate-related investments.
Our advisor and its affiliates face potential conflicts of interest relating to joint ventures that we may form with affiliates of our advisor, which conflicts could result in a disproportionate benefit to other venture partners at our expense.
If approved by a majority of our independent directors, we may enter into joint venture agreements with other KBS-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. KBS Capital Advisors, our advisor, and KBS Realty Advisors and its affiliates, the advisors to the other KBS-sponsored programs and the investment advisers to institutional investors in real estate and real estate-related assets, have some of the same executive officers, affiliated director and other key real estate and debt finance professionals; and these persons face potential conflicts of interest in determining which KBS program or investor should enter into any particular joint venture agreement. These persons may also face a potential conflict in structuring the terms of the relationship between our interests and the interests of the KBS-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a KBS-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The KBS-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus benefit to our and our stockholders’ detriment.

All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interest in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS REIT III, and other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for Prime U.S. REIT, a new real estate investment trust affiliated with Mr. Schreiber. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our board of directors’ loyalties to KBS REIT II, KBS REIT III, Prime US REIT and possibly to future KBS-sponsored programs could influence its judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
Our affiliated director is also an affiliated director of KBS REIT II, KBS REIT III and the external manager of Prime US REIT. The loyalties of our director serving on the boards of directors of KBS REIT II, KBS REIT III and the external manager of Prime US REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our board of directors when considering issues for us that also may affect other KBS-sponsored and advised programs, such as the following:
•The conflicts committee of our board of directors must evaluate the performance of our advisor with respect to whether our advisor is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other KBS-sponsored programs or if our advisor is giving preferential treatment to other KBS-sponsored programs in this regard, our conflicts committee may not be well-suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.
•We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our advisor or its affiliates to increased fees and other compensation from either or both parties to the transaction. Decisions of our board or the conflicts committee regarding the terms of those transactions may be influenced by our board’s or the conflicts committee’s loyalties to such other KBS-sponsored programs.
•A decision of our board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS-sponsored programs.
•A decision of our board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.
•A decision of our board regarding whether we pursue a liquidity event such as a listing of our shares of common stock on a national securities exchange, a sale of the company or a liquidation of our assets, which could positively or negatively affect the sales efforts for other KBS-sponsored programs.

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
On December 4, 2019, our board of directors approved an estimated NAV per share of our common stock of $8.43 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2019, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” This valuation was designed to follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
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

Accordingly, with respect to our estimated NAV per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at our estimated NAV per share;
•a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;
•our shares of common stock would trade at our estimated NAV per share on a national securities exchange;
•a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;
•another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or
•the methodology used to determine our estimated NAV per share would be acceptable to the Financial Industry Regulatory Authority or for compliance with ERISA reporting requirements.
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2019. As of September 30, 2019, we had 9,788,922 and 302,823 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any other adjustments to our estimated NAV subsequent to September 30, 2019, including, adjustments relating to the following, among others: (i) the issuance of common stock; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or, the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share annually in December. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.
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
Our sponsor and its affiliates have not made a significant investment in us. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. On August 11, 2015, Charles J. Schreiber, Jr., our chief executive officer, the chairman of the board and one of our directors, and one of the indirect owners of our advisor, purchased 21,181.2380 shares of our Class A common stock for an aggregate purchase price of $172,500 or $8.144 per share. The purchase price reflected an 8.5% discount to the $8.90 initial offering price in our initial private offering for our Class A common stock because selling commissions and dealer manager fees were not paid in connection with the sales. On October 4, 2017, Charles J. Schreiber purchased an additional 11,428.57 shares of our Class A common stock for an aggregate purchase price of $100,000 or $8.75 per share. The purchase price was our estimated NAV per share as established by our board of directors on August 9, 2017 and the offering price in our second private offering as of their date of purchase. Therefore, our sponsor and its affiliates will have little exposure to loss in the value of our shares. With this limited exposure, our investors may be at a greater risk of loss because our sponsor does not have as much to lose from a decrease in the value of our shares as do those sponsors who make more significant equity investments in their companies.
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
Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action or proceeding asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our shareholders, (c) any action or proceeding asserting a claim arising pursuant to any provision of the Maryland General Corporation Law or our charter or our bylaws, or (d) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, and any of our record or beneficial shareholders who is a party to such an action or proceeding shall cooperate in any request that we may make that the action or proceeding be assigned to the Court’s Business and Technology Case Management Program. We note we currently have no employees. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions. The exclusive forum provision of our charter does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts.
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
A security breach or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•damage our reputation among our stockholders.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

General Risks Related to Investments in Real Estate
Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our real estate properties and weaken our operating results.
The performance of our real estate properties will be subject to the risks typically associated with real estate, any of which could decrease the value of our real estate properties and could weaken our operating results, including:
•downturns in national, regional and local economic conditions;
•competition from other office and industrial buildings;
•adverse local conditions, such as oversupply or reduction in demand for office and industrial buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
•vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;
•changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;
•changes in tax (including real and personal property tax), real estate, environmental and zoning laws;
•natural disasters such as hurricanes, earthquakes and floods;
•acts of war or terrorism, including the consequences of terrorist attacks, such as those that occurred on September 11, 2001;
•the potential for uninsured or underinsured property losses; and
•periods of high interest rates and tight money supply.
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
Further, some of our assets may be outfitted to suit the particular needs of the tenants. We may have difficulty replacing the tenants of these properties if the outfitted space limits the types of businesses that could lease that space without major renovation. If a tenant does not renew a lease or, terminates or defaults on a lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. Because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with such property, we may incur a loss upon the sale of a property with significant vacant space. These events could cause us to reduce distributions to stockholders.

Based on the market outlook, our core focus in the U.S. office sector has reflected a value-creating core strategy, which is also known as a core-plus strategy. In many cases, these core properties will have slightly higher (10% to 20%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value maintaining core properties. We may incur significant costs for capital expenditures and tenant improvement costs to lease up the properties, which increases the risk of loss associated with these properties compared to other properties.
Our core focus in the U.S. office sector reflects a value-creating core strategy or core-plus strategy. In many cases, these core properties will have slightly higher (10% to 20%) vacancy rates, higher near-term lease rollover at acquisition than more conservative value maintaining core properties, and/or other characteristics that could provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. We likely will need to fund reserves or maintain capacity under our credit facilities to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. To the extent we do not maintain adequate reserves to fund these costs, we may use our cash flow from operating activities or borrowings to fund such costs. If we are unable to execute our business plan for these investments, the overall return on these investments will decrease.
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
We may be adversely affected by trends in the office real estate industry.
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.
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
Our inability to sell a property at the time and on the terms we want could limit our ability to pay distributions to our stockholders and could reduce the value of our stockholders’ investment in us.
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
We may enter into joint ventures with third parties or affiliates to acquire assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:
•that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;
•that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or
•that disputes between us and our co-venturer, co-tenant or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.
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
We have obtained and in the future plan to obtain lines of credit and long-term financing that may be secured by our real estate investments. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties, to fund property improvements and other capital expenditures, to pay distributions and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If there is a shortfall between the cash flow generated by a mortgaged property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distribution to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
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
Increases in interest rates and changes to the LIBOR settling process and potential phasing out of LIBOR after 2021 could increase the amount of our debt payments and adversely affect our ability to make distributions to our stockholders.
As of December 31, 2019, we had total outstanding debt of approximately $118.5 million, including approximately $39.9 million of debt subject to variable interest rates, and we expect that we will incur additional indebtedness in the future. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.
Additionally, we pay interest under certain of our notes payable based on the London Interbank Offered Rate (“LIBOR”). LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, and it is unclear whether new methods of calculating LIBOR will be established, such that LIBOR may continue to exist after 2021. While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected the Secured Overnight Finance Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market, and the Federal Reserve Bank of New York started to publish the SOFR in May 2018. At this time, it is impossible to predict whether the SOFR or another reference rate will become an accepted alternative to LIBOR. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets, and could have an adverse effect on LIBOR-based interest rates on our current or future debt obligations.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and may decrease the value of our stockholders’ investment.
We are not limited in the amount of debt we may incur. Although we expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), our debt financing and other liabilities may exceed this level. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and may decrease the value of our stockholders’ investment.

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We have entered into and in the future may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of investments we hold, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedging products may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability or asset;
•the amount of income that a REIT may earn from hedging transactions to offset losses due to fluctuations in interest rates is limited by federal tax provisions governing REITs;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the party owing money in the hedging transaction may default on its obligation to pay; and
•we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
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
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) imposed additional regulations on derivatives markets and transactions. Such regulations and, to the extent we trade with counterparties organized in non-US jurisdictions, any applicable regulations in those jurisdictions, are still being implemented, and will affect our interest rate hedging activities. While the full impact of the regulation on our interest rate hedging activities cannot be fully assessed until all final rules and regulations are implemented, such regulation may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to implementation of such regulation. The imposition of, or the failure to comply with, the requirements under the Dodd-Frank Act and equivalent non-U.S. regulations may have an adverse effect on our business and our stockholders’ return.

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
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (a maximum rate of 35% applies through 2017 and 21% for subsequent years). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•If we elect to treat property that we acquire in connection with certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% (25% for taxable years before 2018) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
The President signed a tax reform bill into law on December 22, 2017 (the “Tax Cuts and Jobs Act”). Among other things, the Tax Cuts and Jobs Act:
•Reduces the corporate income tax rate from 35% to 21% (including with respect to our taxable REIT subsidiary);
•Reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;
•If elected, allows an immediate 100% deduction of the cost of certain capital asset investments (generally excluding real estate assets), subject to a phase-down of the deduction percentage over time;
•Changes the recovery periods for certain real property and building improvements (for example, to 15 years for qualified improvement property under the modified accelerated cost recovery system if a technical correction is passed, and to 30 years (previously 40 years) for residential real property and 20 years (previously 40 years) for qualified improvement property under the alternative depreciation system);
•Restricts the deductibility of interest expense by businesses (generally, to 30% of the business’ adjusted taxable income) except, among others, real property businesses electing out of such restriction; we have not yet determined whether we and/or our subsidiaries can and/or will make such an election;
•Requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•Restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to exchanges of real property;
•Permanently repeals the “technical termination” rule for partnerships, meaning sales or exchanges of the interests in a partnership will be less likely to, among other things, terminate the taxable year of, and restart the depreciable lives of assets held by, such partnership for tax purposes;
•Requires accrual method taxpayers to take certain amounts in income no later than the taxable year in which such income is taken into account as revenue in an applicable financial statement prepared under GAAP, which, with respect to certain leases, could accelerate the inclusion of rental income;
•Eliminates the federal corporate alternative minimum tax;
•Reduces the highest marginal income tax rate for individuals to 37% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•Generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37% (excluding, in each case, the 3.8% Medicare tax on net investment income); and
•Limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).
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
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective U.S. federal income tax rate on such dividend. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds” and certain “qualified shareholders”) will be taxed to a non-U.S. stockholder (other than a qualified foreign pension plan, entities wholly owned by a qualified foreign pension plan and certain publicly traded foreign entities) as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to our stockholders if they are a non-U.S. stockholder.
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
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:
•the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;
•the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2019, we owned four office buildings (one of which was held for sale). Our three office buildings held for investment contain 582,791 rentable square feet, which were collectively 95.7% occupied with a weighted-average remaining lease term of 3.6 years. The following table provides summary information regarding the properties held for investment as of December 31, 2019:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands) (1)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Commonwealth Building Portland, OR	06/30/2016	Office	224,122	$78,794	$5,984	$26.70	2.5	37.1%	100.0%
The Offices at Greenhouse Houston, TX	11/14/2016	Office	203,284	47,166	4,206	20.69	4.4	21.8%	100.0%
Institute Property Chicago, IL	11/09/2017	Office	155,385	47,171	3,619	27.79	4.1	23.7%	83.8%
			582,791	$173,131	$13,809	$24.76	3.6		95.7%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio held for investment by square footage and by annualized base rent as of December 31, 2019:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	2	$134	1.0%	20,013	3.6%
2020	11	1,171	8.5%	41,126	7.4%
2021	11	1,954	14.2%	78,608	14.1%
2022	8	1,193	8.6%	43,045	7.7%
2023	15	2,692	19.5%	113,626	20.4%
2024	7	4,570	33.1%	192,132	34.5%
2025	4	432	3.1%	13,865	2.5%
2026	5	737	5.4%	22,071	4.0%
2027	2	690	5.0%	25,275	4.5%
2028	—	—	—%	—	—%
2029	1	236	1.6%	7,838	1.3%
Total	66	$13,809	100.0%	557,599	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

As of December 31, 2019, we had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 21% of our annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of our real estate portfolio held for investment, which expires on December 31, 2024, with two five-year extension options. As of December 31, 2019, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of our annualized base rent.
As of December 31, 2019, the highest tenant industry concentration of our portfolio of real estate properties held for investment (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	11	$5,211	37.7%
Computer Systems Design and Related Services	3	1,590	11.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2019, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time
For more information about our real estate portfolio, see Part I, Item 1, “Business.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 2, 2020, we had 9,863,500 shares of Class A common stock and 308,138 shares of Class T common stock outstanding held by a total of 886 and 71 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under FINRA Conduct Rule 2231, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the net asset value (“NAV”) per share of our common stock as $8.43 as of December 31, 2019. This estimated NAV per share is based on our board of directors’ approval on December 4, 2019 of an estimated NAV per share of our common stock of $8.43 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2019. There were no other material changes between September 30, 2019 and December 4, 2019 that impacted the overall estimated NAV per share.
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including the review and approval of the valuation and appraisal process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of our conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, to provide a calculation of the range in estimated NAV per share of our common stock as of September 30, 2019. Duff & Phelps based this range in estimated NAV per share upon (i) appraisals of our four real estate properties owned as of September 30, 2019 (the “Consolidated Properties”) and an investment in an office property held through an unconsolidated joint venture as of September 30, 2019 (together with the Consolidated Properties, the “Appraised Properties”) performed by Duff & Phelps, and (ii) valuations performed by our advisor, with respect to our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019. The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. Duff & Phelps’ valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Upon the conflicts committee’s receipt and review of Duff & Phelps’ valuation report, which included the appraised value of each of the Appraised Properties as noted in the appraisal reports prepared by Duff & Phelps and a summary of the estimated value of each of our other assets and liabilities as determined by our advisor and reviewed by Duff & Phelps, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated NAV per share of $7.51 to $9.43, with an approximate mid-range value of $8.43 per share, as indicated in Duff & Phelps’ valuation report and recommended by our advisor, which mid-range value was based on Duff & Phelps’ appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $8.43 as the estimated NAV per share of our common stock, which mid-range value was determined by Duff & Phelps and recommended by our advisor and which was based on Duff & Phelps’ appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $8.43 as the estimated NAV per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated NAV per share as of December 4, 2019 as well as the calculation of our prior estimated value per share as of December 7, 2018. Duff & Phelps was not responsible for establishing the estimated NAV per share as of December 4, 2019 or December 7, 2018.

	December 4, 2019 Estimated Value per Share	December 7, 2018 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$20.69	$21.48	$(0.79)
Cash	0.49	0.59	(0.10)
Investment in unconsolidated joint venture	0.08	—	0.08
Other assets (3)	0.08	0.25	(0.17)
Mortgage debt (4)	(11.83)	(12.40)	0.57
Other liabilities (3)	(1.08)	(0.72)	(0.36)
Estimated NAV per share	$8.43	$9.20	$(0.77)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated NAV per share	$8.43	$9.20	$(0.77)
_____________________
(1) The December 7, 2018 estimated value per share was based upon a calculation of the range in estimated NAV per share of our common stock as of September 30, 2018 by Duff & Phelps and the recommendation of our advisor. Duff & Phelps based this range in estimated NAV per share upon appraisals of our four real estate properties performed by Duff & Phelps, and valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities. For more information relating to the December 7, 2018 estimated value per share and the assumptions and methodologies used by Duff & Phelps and our advisor, see our Current Report on Form 8-K filed with the SEC on December 10, 2018.
(2) The decrease in the estimated value of real estate properties per share was primarily due to decreases in the appraised values of the real estate properties after taking into consideration of capital expenditures.
(3) The decrease in the estimated value of other assets per share and the increase in the estimated value of other liabilities per share were primarily related to changes in the fair value of our interest rate swaps.
(4) The decrease in the estimated value of mortgage debt per share was primarily due to the increase in outstanding shares as of September 30, 2019 compared to September 30, 2018.
The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $9.20 to $8.43. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, capital expenditures and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 7, 2018 estimated value per share	$9.20
Changes to estimated value per share
Real estate
Real estate and investment in unconsolidated joint venture	0.24
Capital expenditures on real estate	(0.40)
Total change related to real estate	(0.16)
Distributions declared in excess of operating cash flows (1)	(0.11)
Interest rate swaps	(0.31)
Deferral of asset management fee liability	(0.19)
Total change in estimated value per share	(0.77)
December 4, 2019 estimated value per share	$8.43
_____________________
(1) Operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs and deferral of asset management fee. We compute MFFO in accordance with the definition included in the practice guideline issued by IPA in November 2010.

As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and these differences could be significant. In particular, due in part to our relatively small asset base and the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares.  See the discussion under “Real Estate - Real Estate Valuation” below. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations and the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. As of September 30, 2019, we had no potentially dilutive securities outstanding that would impact the estimated NAV per share of its common stock.
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
Real Estate
Independent Valuation Firm: Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated NAV per share of our common stock as of December 4, 2019. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps is based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
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
Real Estate Valuation- Consolidated Properties: Duff & Phelps appraised each of the Consolidated Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Consolidated Properties. Duff & Phelps calculated the discounted cash flow value of each of the Consolidated Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Consolidated Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
As of September 30, 2019, the Consolidated Properties consisted of four office buildings, which were acquired for a total purchase price of $179.5 million, exclusive of acquisition fees and acquisition expenses of $3.8 million, in which we had invested $10.9 million in capital and tenant improvements. As of September 30, 2019, the total appraised value of the Consolidated Properties as provided by Duff & Phelps using the appraisal methods described above was $208.7 million.

The following table summarizes the key assumptions that were used in the discounted cash flow analyses to arrive at the appraised value of the Consolidated Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	5.75% to 7.50%	6.42%
Discount rate	7.50% to 8.50%	7.89%
Net operating income compounded annual growth rate (1)	3.12% to 7.24%	4.83%
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
While we believe that Duff & Phelps’ assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the Consolidated Properties and thus, our estimated NAV per share. The table below illustrates the impact on our estimated NAV per share if the terminal capitalization rates or discount rates Duff & Phelps used to appraise the Consolidated Properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated NAV per share if these terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.55	$(0.53)	$0.71	$(0.65)
Discount Rate	0.40	(0.41)	0.62	(0.63)

Finally, a 1% increase in the appraised value of the Consolidated Properties would result in a $0.21 increase in our estimated NAV per share and a 1% decrease in the appraised value of the Consolidated Properties would result in a decrease of $0.20 to our estimated NAV per share, assuming all other factors remain unchanged.
Investment in Unconsolidated Joint Venture
As of September 30, 2019, we held an investment in an unconsolidated joint venture, which represented a 50% equity interest in an office property. The contractual purchase price of the property was $5.4 million plus closing costs. As of September 30, 2019, the appraised value of the office property held through an unconsolidated joint venture provided by Duff & Phelps was $5.4 million. The appraised value of the real estate was provided by Duff & Phelps and was calculated using a discounted cash flow analysis. As of September 30, 2019, the fair value and the carrying value of our investment in this unconsolidated joint venture was $0.8 million and $0.9 million, respectively.
Duff & Phelps relied on a 10-year discounted cash flow analysis for the final valuation of the property. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 6.25%, 9.25% and 2.11%, respectively.
The table below illustrates the impact on our estimated NAV per share if the terminal capitalization rate or discount rate were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the property. Additionally, the table below illustrates the impact on our estimated NAV per share if the terminal capitalization rate or discount rate for the property were adjusted by 5% in accordance with the IPA Valuation Guidelines:

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.01	$(0.01)	$0.01	$(0.01)
Discount rate	0.01	(0.01)	0.01	(0.01)

Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2019, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2019, the GAAP fair value and carrying value (excluding unamortized deferred financing costs of $0.7 million) of our notes payable were $119.3 million and $118.5 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 2.0 years, was approximately 3.05%.
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount Rate	$(0.06)	$0.06	$(0.03)	$0.03

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
Accordingly, with respect to our estimated NAV per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at our estimated NAV per share;
•a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of the its liabilities or a sale of our company;
•our shares of common stock would trade at its estimated NAV per share on a national securities exchange;
•a third party would offer our estimated NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock;
•another independent third-party appraiser or third-party valuation firm would agree with our estimated NAV per share; or
•the methodology used to determine our estimated NAV per share would be acceptable to the Financial Industry Regulatory Authority or for compliance with ERISA reporting requirements.

Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2019. As of September 30, 2019, we had 9,788,922 and 302,823 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any adjustments to our estimated NAV subsequent to September 30, 2019, including, adjustments relating to the following, among others: (i) the issuance of common stock; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or, the impact of restrictions on the assumption of debt. The estimated NAV per share does not take into consideration acquisition-related costs and financing costs related to future acquisitions. We currently expect to utilize our advisor and/or an independent valuation firm to update the offering price per share in December 2020 and annually thereafter. We cannot assure you that our estimated NAV per share will increase or that it will not decrease.
Historical Estimated Values per Share
The historical reported estimated value per share of our common stock approved by the board of directors is set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$9.20	December 7, 2018	Current Report on Form 8-K, filed December 10, 2018
$8.79	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$8.75	August 9, 2017	Current Report on Form 8-K, filed August 10, 2017

Distribution Information
We have authorized and declared, and expect to continue to authorize and declare, distributions based on monthly record dates, and we have paid, and expect to continue to pay, such distributions on a monthly basis. The rate is determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage range of return for distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
Generally, our policy is to pay distributions from cash flow from operations. However, we may not be able to pay distributions solely from our cash flow from operations. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that, at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we have funded our distributions in part with an advance from our advisor and debt financing and we expect to utilize debt financing in the future, if necessary, to fund at least a portion of our distributions. We may also fund such distributions with proceeds from the sale of assets. We may fund distributions from any source, including, without limitation, offering proceeds or borrowings, and our charter does not limit the amount of funds we may use from any source to pay such distributions. Our distribution policy is generally not to use the proceeds from an offering to pay distributions. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for investment in other assets, the overall return to our stockholders may be reduced and subsequent investors will experience dilution.
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
During 2018, we declared distributions based on daily record dates for each day during the period commencing January 1, 2018 through December 31, 2018. During 2019, we declared distributions based on daily record dates for each day during the period commencing January 1, 2019 through May 31, 2019. Beginning June 2019 and through December 2019, we declared monthly distributions based on monthly record dates. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2019 and 2018, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,328	$1,378	$1,388	$1,398	$5,492
Total Per Class A Share Distribution (1)	$0.136	$0.138	$0.138	$0.138	$0.550
Total Per Class T Share Distribution (1)	$0.136	$0.138	$0.138	$0.138	$0.550
	2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,118	$1,200	$1,270	$1,284	$4,872
Total Per Class A Share Distribution (1)	$0.119	$0.128	$0.133	$0.133	$0.513
Total Per Class T Share Distribution (1)	$0.119	$0.128	$0.133	$0.133	$0.513
_____________________
(1) Distributions for the periods from January 1, 2018 through April 30, 2018 and from May 1, 2018 through December 31, 2018 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively. Distributions for the periods from January 1, 2019 through May 31, 2019 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day. Distributions for each month commencing June 2019 through December 2019 were based on monthly record dates and calculated at a monthly rate of $0.046 per share. Total distribution per class of share assumes the share was issued and outstanding each date that was a record date for distributions during the period.
The tax composition of our distributions declared for the years ended December 31, 2019 and 2018 was as follows:

	2019	2018
Ordinary Income	—%	—%
Capital Gain	—%	—%
Return of Capital	100%	100%
Total	100%	100%

For more information with respect to our distributions paid, including stock dividends issued, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
On January 21, 2020, our board of directors authorized a January 2020 distribution in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on January 23, 2020, which we paid on February 3, 2020 and a February 2020 distribution in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on February 20, 2020, which we paid on March 2 2020. On March 4, 2020, the Company’s board of directors authorized a March 2020 distribution in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on March 20, 2020, which the Company expects to pay in April 2020 and a April 2020 distribution in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on April 20, 2020, which the Company expects to pay in May 2020. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
(a)During the year ended December 31, 2019, we sold the following equity securities that were not registered under the Securities Act of 1933 (the “Act”).
Pursuant to Rule 506(c) of Regulation D of the Act, we conducted a private offering for the sale of a maximum of $1,000,000,000 of shares of our Class A common stock to accredited investors through a best efforts private placement offering which commenced on October 3, 2017. The exemption was available to us because the shares were offered and sold solely to accredited investors and we verified accredited investor status. Prior to the launch of the private offering, on September 29, 2017, we engaged North Capital Private Securities Corporation (“NCPS”) to act as dealer manager for the offering. For sales executed by NCPS, our advisor paid NCPS, without reimbursement from us, selling commissions of 0.5% of the gross offering proceeds. Through December 3, 2019, shares were sold in the private offering at $9.20 per share. Effective December 4, 2019, we offered shares in the private offering at $8.43 per share. Through December 31, 2019, we had raised approximately $5.5 million related to the sale of 612,272 shares of our Class A common stock in the private offering. Through December 31, 2019, our advisor had paid underwriting commissions of approximately $43,000 related to this private offering. In December 2019, in connection with its consideration of strategic alternatives for us, our board of directors determined to suspend the private offering.
(b)Not applicable.
Share Redemption Program
Our share redemption program provides that stockholders may sell their shares to us in limited circumstances and is only available for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”).
Pursuant to our share redemption program, as amended to date, there are several limitations on our ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders. The annual dollar amount limitation for special redemptions for the calendar year 2019 was $1.0 million. On December 4, 2019, our board of directors approved the same annual dollar amount limitation for special redemptions for calendar year 2020 of $1.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.
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
On December 7, 2018, our board of directors approved an estimated NAV per share of our common stock of $9.20 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2018. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2018 estimated value per share, see the Current Report on Form 8-K filed with the SEC on December 10, 2018. The estimated NAV per share of $9.20 became effective for the January 2019 redemption date, which was January 31, 2019.
On December 4, 2019, our board of directors approved an estimated NAV per share of our common stock of $8.43 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2019. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The estimated NAV per share of $8.43 became effective for the December 2019 redemption date, which was December 31, 2019.

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
During the year ended December 31, 2019, redemptions under our share redemption program were funded with existing cash on hand, and shares were redeemed pursuant to our share redemption program as follows in the table below.

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2019	—	$—	(2)
February 2019	—	$—	(2)
March 2019	2,245	$9.20	(2)
April 2019	—	$—	(2)
May 2019	—	$—	(2)
June 2019	—	$—	(2)
July 2019	—	$—	(2)
August 2019	—	$—	(2)
September 2019	—	$—	(2)
October 2019	—	$—	(2)
November 2019	—	$—	(2)
December 2019	—	$—	(2)
Total	2,245
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limited the dollar value of shares that could be redeemed under the program in 2019 as described above. Of the $1.0 million available for special redemptions for the calendar year 2020, none of which was used to redeem special redemption shares in January and February 2020.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2019	2018	2017	2016	2015
Balance sheet data
Total real estate, net	$169,037	$173,635	$181,129	$138,580	$21,080
Total assets	182,241	185,662	187,140	155,913	34,340
Total notes payable, net	117,861	116,833	112,780	81,375	16,057
Total liabilities	133,963	130,071	125,407	91,492	18,180
Redeemable common stock	1,000	1,000	2,314	1,791	54
Total stockholders’ equity	47,278	54,591	59,419	62,630	16,106
	For the Years Ended December 31,				For the Period from January 27, 2015 to December 31, 2015
	2019	2018	2017	2016
Operating data
Total revenues	$20,912	$22,180	$16,961	$6,855	$948
Net loss	(6,102)	(3,601)	(2,199)	(4,089)	(776)
Class A Common Stock:
Net loss	(5,918)	(3,492)	(2,131)	(4,080)	(773)
Net loss per common share - basic and diluted	(0.61)	(0.38)	(0.23)	(0.55)	(1.29)
Class T Common Stock:
Net loss	(184)	(109)	(68)	(9)	(3)
Net loss per common share - basic and diluted	(0.61)	(0.38)	(0.28)	(0.68)	(1.62)
Other data
Cash flows provided by (used in) operating activities	4,034	4,279	4,259	(35)	(114)
Cash flows used in investing activities	(3,899)	(1,654)	(47,431)	(115,158)	(21,277)
Cash flows (used in) provided by financing activities	(496)	1,500	30,029	117,966	34,084
Distributions declared	(5,492)	(4,872)	(4,583)	(3,655)	(195)
Distributions declared per common share - Class A (1)	0.550	0.513	0.493	0.500	0.167
Distributions declared per common share - Class T (1)	0.550	0.513	0.444	0.175	—
Stock dividends declared per common share (2)	—	—	0.007	0.010	0.003
Weighted-average number of common shares outstanding, basic and diluted - Class A	9,677,794	9,205,952	9,080,826	7,393,983	598,123
Weighted-average number of common shares outstanding, basic and diluted - Class T	300,531	288,586	246,737	13,718	1,774
_____________________
(1) For more information related to distributions declared per common share for the years ended December 31, 2019 and 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”
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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of December 31, 2019, we had sold 825,964 and 36,348 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $8.0 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which we offered a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. In December 2019, in connection with its consideration of strategic alternatives for us, our board of directors determined to suspend the second private offering. As of December 31, 2019, we had sold 612,272 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $5.5 million.
As of December 31, 2019, we had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
We intend to use substantially all of the net proceeds from our offerings to invest in a diverse portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Based on the current market outlook, we expect our core focus in the U.S. office sector to reflect a value-creating core strategy, which is also known as a core-plus strategy. As of December 31, 2019, we owned four office buildings (one of which was held for sale) and had made an investment in an unconsolidated joint venture.

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

Liquidity and Capital Resources
Our principal demands for funds during the short and long-term are and will be for operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common stock; capital commitments; and payments of distributions to stockholders. Our primary sources of capital for meeting our cash requirements are as follows:
•Cash flow generated by our real estate investments;
•Debt financings (including amounts currently available under an existing term loan);
•Proceeds from the sale of our real estate properties; and
•Proceeds from common stock issued under our dividend reinvestment plan.
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

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2019, our aggregate borrowings were approximately 67% of our net assets before deducting depreciation and other non-cash reserves.
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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through December 2019. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected. While we consider strategic alternatives, we have reduced the distribution rate beginning January 2020 in order to set the distribution rate at a level that is fully sustainable with cash flows from operations and to preserve our NAV per share of $8.43.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2019 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of December 31, 2019, we owned four office properties (one of which was held for sale) and had made an investment in an unconsolidated joint venture. During the year ended December 31, 2019, net cash provided by operating activities was $4.0 million, compared to net cash provided by operating activities of $4.3 million during the year ended December 31, 2018. We expect that our cash flows from operating activities will decrease due to the sale of Von Karman Tech Center on January 17, 2020. See “- Subsequent Events - Disposition of Von Karman Tech Center.”

Cash Flows from Investing Activities
Net cash used in investing activities was $3.9 million for the year ended December 31, 2019 and consisted of the following:
•$3.9 million of cash used for improvements to real estate;
•$1.0 million of cash used for the acquisition of a real estate property through a joint venture with an unaffiliated entity; and
•$1.0 million escrow proceeds received related to the sale of Von Karman Tech Center on January 17, 2020.
Cash Flows from Financing Activities
During the year ended December 31, 2019, net cash used in financing activities was $0.5 million and consisted primarily of the following:
•$3.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $1.8 million;
•$2.4 million of net cash provided by offering proceeds related to our second private offering; and
•$0.7 million of net cash provided by debt financing as a result of proceeds from notes payable.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2019 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$118,481	$72,800	$—	$45,681	$—
Interest payments on outstanding debt obligations (2)	7,701	4,363	3,198	140	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate). We incurred interest expense of $5.0 million, excluding amortization of deferred financing costs totaling $0.4 million and unrealized losses on derivative instruments of $1.6 million during the year ended December 31, 2019.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 8, 2019.

As of December 31, 2018, we owned four office properties. Subsequent to December 31, 2018, we had made an investment in an unconsolidated joint venture. The following table provides summary information about our results of operations for the year ended December 31, 2019 and 2018 (dollar amounts in thousands):
Comparison of the year ended December 31, 2019 versus the year ended December 31, 2018

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2019	2018
Rental income	$20,621	$21,855	$(1,234)	(6)%
Other operating income	291	325	(34)	(10)%
Operating, maintenance and management costs	4,664	4,734	(70)	(1)%
Property management fees and expenses to affiliate	165	170	(5)	(3)%
Real estate taxes and insurance	2,946	2,786	160	6%
Asset management fees to affiliate	1,898	1,855	43	2%
General and administrative expenses	1,755	1,452	303	21%
Depreciation and amortization	8,660	9,529	(869)	(9)%
Interest expense	7,032	5,302	1,730	33%
Interest and other income	61	47	14	30%
Equity in income of unconsolidated joint venture	45	—	45	100%

Rental income decreased from $21.9 million for the year ended December 31, 2018 to $20.6 million for the year ended December 31, 2019, primarily as a result of tenant lease expirations and a $0.5 million adjustment to rental income recorded during the year ended December 31, 2019 for lease payments due from one tenant that were deemed not probable of collection. We expect rental income to decrease in future periods due to the sale of Von Karman Tech Center on January 17, 2020 and to fluctuate based on the occupancy at our existing properties.
Operating, maintenance, and management costs remained consistent at $4.7 million for the year ended December 31, 2019 and 2018. Included in operating, maintenance, and management costs for the for the year ended December 31, 2019 was $0.1 million of legal fees related to leasing. Upon adoption of the lease accounting standards of Topic 842, beginning January 1, 2019, as a lessor, we recorded legal costs incurred to negotiate an operating lease as an expense, as these costs are no longer capitalizable under the definition of initial direct costs under Topic 842. Prior to January 1, 2019, these legal costs were capitalized and included in real estate, cost. We expect operating, maintenance, and management costs to decrease in future periods due to the sale of Von Karman Tech Center on January 17, 2020 and to fluctuate based on the occupancy at our existing properties.
Real estate taxes and insurance increased slightly from $2.8 million for the year ended December 31, 2018 to $2.9 million for the year ended December 31, 2019, primarily due to higher property tax assessed value for a property in 2019. We expect real estate taxes and insurance to decrease in future periods due to the sale of Von Karman Tech Center on January 17, 2020.
Asset management fees to affiliate remained consistent at $1.9 million for the year ended December 31, 2019 and 2018. Asset management fees beginning October 2017 through December 31, 2019 were accrued but payment was deferred by our advisor. We expect asset management fees to decrease in future periods due to the sale of Von Karman Tech Center on January 17, 2020. As of December 31, 2019, we had accrued and deferred payment of $4.2 million of asset management fees related to October 2017 through December 31, 2019.
General and administrative expenses increased from $1.5 million for the year ended December 31, 2018 to $1.8 million for the year ended December 31, 2019. This increase was primarily due to professional fees incurred related to the assessment of strategic alternatives.
Depreciation and amortization decreased from $9.5 million for the year ended December 31, 2018 to $8.7 million for the year ended December 31, 2019, primarily as a result of a decrease in amortization of tenant origination and absorption costs related to tenant lease expirations subsequent to the second quarter of 2018. We expect depreciation and amortization to decrease in future periods due to the sale of Von Karman Tech Center on January 17, 2020.

Interest expense increased from $5.3 million for the year ended December 31, 2018 to $7.0 million for the year ended December 31, 2019. Included in interest expense is the amortization of deferred financing costs of $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. Also included in interest expense during the year ended December 31, 2018 was $0.2 million of debt refinancing costs. During the years ended December 31, 2019 and 2018, we recorded $1.6 million and $0.1 million of unrealized loss on interest rate swaps, respectively. The increase in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect interest expense to decrease in the future as a result of principal pay downs in connection with the sale of Von Karman Tech Center on January 17, 2020 . Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.

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

Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases, loss from extinguishment of debt and unrealized gain on derivative instruments are the most significant adjustments for the periods presented.  We have excluded these items based on the following economic considerations:
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
•Loss from extinguishment of debt.  A loss from extinguishment of debt represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement.  We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance; and
•Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2019	2018	2017
Net loss	$(6,102)	$(3,601)	$(2,199)
Depreciation of real estate assets	4,318	3,913	2,723
Amortization of lease-related costs	4,342	5,616	4,895
Adjustment for investment in unconsolidated joint venture (1)	99	—	—
FFO	2,657	5,928	5,419
Straight-line rent and amortization of above- and below-market leases, net	(1,824)	(3,062)	(2,302)
Unrealized loss (gain) on derivative instruments	1,595	86	(178)
Loss from extinguishment of debt	—	—	206
Adjustment for investment in unconsolidated joint venture (1)	(9)	—	—
MFFO	$2,419	$2,952	$3,145
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
Through December 31, 2019, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.4 million. As of December 31, 2019, we recorded $39,000 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of December 31, 2019, KBS Capital Advisors had incurred $5.5 million in offering expenses on our behalf related to the second private placement offering. Our advisor has agreed to pay these expenses on our behalf without reimbursement by us.

Distributions
During our offering stage, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows during 2019 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2019	$1,328	$0.136	$0.136	$845	$456	$1,301	$(556)
Second Quarter 2019	1,378	0.138	0.138	914	463	1,377	1,673
Third Quarter 2019	1,388	0.138	0.138	924	461	1,385	988
Fourth Quarter 2019	1,398	0.138	0.138	949	446	1,395	1,929
	$5,492	$0.550	$0.550	$3,632	$1,826	$5,458	$4,034
_____________________
(1) Distributions for the periods from January 1, 2019 through May 31, 2019 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day. Distributions for each month commencing June 2019 through December 2019 were calculated at a monthly rate of $0.046 per share.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.

For the year ended December 31, 2019, we paid aggregate distributions of $5.4 million, including $3.6 million of distributions paid in cash and $1.8 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2019 was $6.1 million. FFO for the year ended December 31, 2019 was $2.7 million and cash flows provided by operations for the year ended December 31, 2019 was $4.0 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $4.0 million of current period cash flows from operations, $1.2 million of cash flows from operations in excess of distributions paid during 2018 and $0.2 million of debt financing. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Going forward we expect our board of directors to continue to authorize and declare cash distributions based on monthly record dates and to pay these distributions on a monthly basis. Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.
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
Revenue Recognition - Operating Leases
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.
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
Investments in Unconsolidated Joint Ventures
We account for investments in unconsolidated joint ventures over which we may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and our proportionate share of equity in the joint venture’s income (loss). We recognize our proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, we evaluate our investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2019, we did not identify any indicators of impairment related to our unconsolidated real estate joint venture accounted for under the equity method.
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
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows or the expected hold period until the eventual disposition could result in incorrect conclusions on recoverability and incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.
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
Cash Distributions Paid
On January 2, 2020, we paid cash distributions of $0.5 million, which related to a distribution declared for December 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on December 30, 2019. On February 3, 2020, we paid cash distributions of $0.2 million, which related to a distribution declared for January 2020 in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on January 23, 2020. On March 2, 2020, we paid cash distributions of $0.2 million, which related to a distribution declared for February 2020 in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on February 20, 2020.
Distributions Authorized
On March 4, 2020, our board of directors authorized a March 2020 distribution in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on March 20, 2020, which we expect to pay in April 2020, and an April 2020 distribution in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on April 20, 2020, which we expect to pay in May 2020.
Disposition of Von Karman Tech Center
On August 12, 2015, we, through an indirect wholly owned subsidiary, KBSGI Von Karman Tech, LLC (the “Owner”), acquired an office building containing 101,161 rentable square feet located in Irvine, California on approximately 4.6 acres of land (“Von Karman Tech Center”). On November 25, 2019, the Owner entered into an option agreement and escrow instructions for the sale of Von Karman Tech Center to a buyer, unaffiliated with us or our advisor (the “Purchaser”).
On January 17, 2020, we completed the sale of Von Karman Tech Center to the Purchaser for $25.4 million, before third-party closing costs of approximately $0.4 million and excluding the $0.4 million disposition fee payable to our Advisor. In connection with the disposition of Von Karman Tech Center, we repaid $13.7 million of the outstanding principal balance due under its term loan (the “Term Loan”) and Von Karman Tech Center was released as security from the Term Loan. In addition, pursuant to the terms of the Term Loan, we reduced the amount of the revolving commitment and term commitment to $19.7 million and $39.4 million, respectively.

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
The table below summarizes the outstanding principal balance, weighted-average interest rates and fair value for our notes payable; and the notional amounts, average pay and receive rates of our derivative instruments, based on maturity dates as of December 31, 2019 (dollars in thousands):

	Maturity Date						Total Value or Amount
	2020	2021	2022	2023	2024	Thereafter		Fair Value
Liabilities
Notes payable, principal outstanding
Variable Rate	$72,800	$—	$—	$45,681	$—	$—	$118,481	$119,196
Weighted-average interest rate (3)	4.4%	—	—	3.5%	—	—	4.1%
Derivative Instruments
Interest rate swaps, notional amount	$—	$48,533	$30,000	$—	$—	$—	$78,533	$1,503
Average pay rate (1)	—	2.1%	2.8%	—	—	—	2.4%
Average receive rate (2)	—	1.8%	1.8%	—	—	—	—%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30-day LIBOR rate as of December 31, 2019.
(3) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2019, where applicable.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At December 31, 2019, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $39.9 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt. Based on interest rates as of December 31, 2019, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2020, interest expense on our variable rate debt would increase or decrease by $0.4 million.
The weighted average interest rate of our variable rate debt at December 31, 2019 was 4.1%.  The interest rate represents the actual interest rate in effect at December 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2019 where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
As of the quarter ended December 31, 2019, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	68
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	42
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	55
George R. Bravante, Jr.	Independent Director	61
Jon D. Kline	Independent Director	52
Keith P. Russell	Independent Director	74
_____________________
* As of March 1, 2020.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2015. In August 2019, he was also elected as our President. He is also the Chief Executive Officer of our advisor, Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held for these entities since October 2004, August 2007, August 2007 and July 2007, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. In August 2019, Mr. Schreiber was also elected as President of KBS REIT II and KBS REIT III. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 33 1/3% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT II, and KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2009, 2008, 2009, and 2013, respectively.
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2019, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $27.8 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019). Through October 31, 2019 our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
Mr. Schreiber oversees all aspects of our advisor’s and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of our advisor’s and KBS Realty Advisors’ business activities and is responsible for investor relationships.
In addition, since July 2018, Mr. Schreiber has served as Chairman of the Board and a director for KBS US Prime Property Management Pte. Ltd., which is the external manager of Prime US REIT, a Singapore real estate investment trust that is listed on the Singapore Stock Exchange. Mr. Schreiber holds an indirect ownership interest in KBS US Prime Property Management Pte. Ltd. and KBS Asia Partners Pte. Ltd., which is the sponsor of Prime US REIT.

Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 40 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to forming the first KBS-affiliated investment advisor in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
Mr. Schreiber graduated from the University of Southern California with a Bachelor’s Degree in Finance with an emphasis in Real Estate. During his four years at USC, he did graduate work in the then newly formed Real Estate Department in the USC Graduate School of Business. He is currently an Executive Board Member for the USC Lusk Center for Real Estate at the University of Southern California Marshall School of Business/School of Policy, Planning and Development. Mr. Schreiber also serves as a member of the Executive Committee for the Public Non-Listed REIT Council for the National Association of Real Estate Investment Trusts. He is also a member of the National Council of Real Estate Investment Fiduciaries. Mr. Schreiber has served as a member of the board of directors and executive committee of The Irvine Company since August 2016, and since December 2016, Mr. Schreiber has served on the Board of Trustees of The Irvine Company.
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer and President for reasons including his extensive industry and leadership experience. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, President, Chairman of the Board and a director of KBS REIT III and KBS Growth & Income REIT, as a director and trustee of The Irvine Company, as Chairman of the Board and a director of KBS US Prime Property Management Pte. Ltd. and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In April 2017, he was also elected our Treasurer and Secretary. He is also the Chief Financial Officer of our advisor, a position he has held since June 2015. Since June 2015, he has served as Chief Financial Officer of KBS REIT III, and in July 2018, he was elected Treasurer and Secretary of KBS REIT III. He is also the Chief Financial Officer, Treasurer and Secretary of KBS REIT II, positions he has held since June 2015, August 2018 and August 2018, respectively. From June 2015 until November 2019, he also served as the Chief Financial Officer, Treasurer and Secretary of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018.
Mr. Waldvogel has been employed by an affiliate of our advisor since November 2010. With respect to the KBS-sponsored REITs advised by our advisor, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
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

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2015. In August 2018, she was also elected our Assistant Secretary. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT II and KBS REIT III, positions she has held for these entities since October 2008, October 2008 and January 2010, respectively. From August 2009 until November 2019 and from February 2013 until November 2019 she served as Chief Accounting Officer of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II, respectively. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS Legacy Partners Apartment REIT; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008, she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008, she served as Controller of KBS REIT I.
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
George R. Bravante, Jr. is one of our independent directors, a position he has held since March 2016. He is also a member of the conflicts committee and the chairman of the special committee. In 1996, Mr. Bravante founded Biltmore Advisors, LLC, the general partner of Bravante-Curci Investors, L.P., and since 1996, he has served as the Managing Member of Biltmore Advisors, LLC. Bravante-Curci Investors focuses on real estate and agricultural investments in California. Since 2005, Mr. Bravante has been the owner of Bravante Produce, which oversees agricultural land, and since July 2013, he has served as the Chief Executive Officer of Pacific Agriculture Realty, LP, an agricultural real estate fund.
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
The board of directors has concluded that Mr. Bravante is qualified to serve as an independent director for reasons including his 30 years of experience in the real estate industry and his financial, strategic business and investment strategy abilities. Mr. Bravante’s broad executive experience provides him with key skills in working with directors, understanding board processes and functions, responding to our business’s financial, strategic and operational challenges and opportunities and overseeing management. The board of directors believes that these attributes and the depth and breadth of Mr. Bravante’s exposure to complex real estate, financial and strategic issues throughout his career make him a valuable asset to the board of directors. Further, his service as a director and member of the audit committee of Sabre Corp and as a director of ExpressJet Holdings, both public companies, gives him additional perspective and insight into public companies such as ours.

Jon D. Kline is one of our independent directors and is the chair of the conflicts committee, positions he has held since March 2016. He is also a member of the audit committee and the special committee. Mr. Kline is the founder and Chief Executive Officer of Clearview Hotel Capital, LLC, a privately-held hotel investment and advisory company focused on acquiring and providing asset management for hotels in urban and unique locations. Mr. Kline has led Clearview Hotel Capital since its founding in 2007. From 2006 through 2007, he served as President and, from 2003 to 2006, as Chief Financial Officer of Sunstone Hotel Investors, Inc., a public hotel REIT (NYSE:SHO). Prior to joining Sunstone in 2003, Mr. Kline oversaw the U.S. hospitality and leisure investment banking practice at Merrill Lynch & Co., with responsibility for lodging, gaming, restaurants and other leisure industries. Prior to joining Merrill Lynch, Mr. Kline was a real estate investment banker at Smith Barney, focused on lodging and other real estate asset classes, and an attorney with Sullivan & Cromwell LLP. Mr. Kline has served on the board of directors of CareTrust REIT, Inc. (NASDAQ: CTRE), a public REIT, since June 2014, and he is currently the chair of the audit committee and a member of the nominating and corporate governance committee. Mr. Kline holds a Bachelor of Arts in Economics from Emory University and a J.D. from New York University School of Law.
The board of directors has concluded that Mr. Kline is qualified to serve as an independent director and as chair of the conflicts committee for reasons including executive leadership experience in a public REIT, his professional and educational background, his network of relationships with real estate professionals and his extensive background and experience in public markets and in real estate and finance transactions. As the founder of Clearview Hotel Capital, Mr. Kline is acutely aware of the operational challenges we will encounter. In addition, his service as a director and chair of the audit committee of CareTrust REIT provide him an understanding of the requirements of serving on the board of, and the issues facing, a public real estate company such as ours.
Keith P. Russell is one of our independent directors and is the chair of the audit committee, positions he has held since March 2016. He is also a member of the conflicts committee and the special committee. Since June 2001, Mr. Russell has been President of Russell Financial, Inc., a strategic and financial consulting firm serving businesses and high net worth individuals. In March 2001, Mr. Russell retired as Chairman of Mellon West and Vice Chairman of Mellon Financial Corporation, in which capacities he had served since 1996. From 1991 through 1996, Mr. Russell served in various positions at Mellon, including Vice Chairman and Chief Risk Officer of Mellon Bank Corporation and Chairman of Mellon Bank Corporation’s Credit Policy Committee. From 1983 to 1991, Mr. Russell served as President and Chief Operating Officer, and a director, of Glenfed/Glendale Federal Bank.
Mr. Russell has served on the board of directors of Sunstone Hotel Investors, Inc. (NYSE: SHO), a public REIT, since 2004, and he is currently the chair of the audit committee and a member of the nominating and corporate governance committee. Mr. Russell has served on the board of directors of Hawaiian Electric Industries, Inc. (NYSE: HEI) since May 2011, and he is currently a member of the HEI audit and risk committee and the executive committee. Since 2010, Mr. Russell has also served on the board of directors of American Savings Bank, a subsidiary of Hawaiian Electric Industries, and he is currently a member of the audit committee and is the chair of the risk committee. In addition, from 2002 to July 2011, Mr. Russell served on the board of directors of Nationwide Health Properties, Inc., where he served as chair of the audit committee and as a member of the corporate governance and nominating committee. Mr. Russell has been a panelist at various conferences and seminars, addressing topics such as corporate governance and the audit committee’s role. Mr. Russell holds a Bachelor of Arts in Economics from the University of Washington and a Master of Arts in Economics from Northwestern University.
The board of directors has concluded that Mr. Russell is qualified to serve as an independent director and as chair of the audit committee for reasons including his expertise in the areas of risk management and financial analysis and his general investment experience. As a leading executive with several large financial institutions, Mr. Russell has extensive experience in assessing risks and reserves for companies in a wide range of financial situations, which contributes invaluable expertise to the board of directors. In addition, his service as a director and chair of the audit committee of Sunstone Hotel Investors, as a director and member of the audit and risk committee of Hawaiian Electric Industries, Inc. and as a former director and chair of the audit committee of Nationwide Health Properties provides him an understanding of the requirements of serving on the board of, and the issues facing, a public real estate company such as ours.
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
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our conflicts committee, based upon recommendations from our advisor. Mr. Schreiber, our chief executive officer and president, manages and controls our advisor, and through our advisor, is involved in recommending the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2019.

Name	Fees Earned in 2019 or Paid in Cash (1)	All Other Compensation	Total
George R. Bravante, Jr.	$96,829	$—	$96,829
Jon D. Kline	97,829	—	97,829
Keith P. Russell	95,829	—	95,829
Charles J. Schreiber, Jr. (2)	—	—	—
_____________________
(1) Fees Earned in 2019 or Paid in Cash include meeting fees earned in: (i) 2018 but paid or reimbursed in the first quarter of 2019 as follows: Mr. Bravante $7,333, Mr. Kline $8,333, and Mr. Russell $7,333; and (ii) 2019 but paid or to be paid in 2020 as follows: Mr. Bravante $7,333, Mr. Kline $8,333, and Mr. Russell $7,333.
(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.
Cash Compensation
We compensate each of our independent directors with an annual retainer of $40,000. In addition, we pay independent directors for attending board and committee meetings as follows:
•$2,500 in cash for each board meeting attended.
•$2,500 in cash for each committee meeting attended, except that the chairman of the committee is paid $3,000 for each meeting attended.
•$2,000 in cash for each teleconference meeting of the board.
•$2,000 in cash for each teleconference meeting of any committee, except that the chairman of the committee is paid $3,000 for each teleconference meeting of the committee.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 2, 2020, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock or Class T common stock, respectively (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Burns Family Trust	—		—	23,778	7.72%
Burnell D. & Shirley Kraft Revocable Trust	—		—	18,308	5.94%
Julie W. Lorenzen Trust	—		—	17,923	5.82%
Comrit Investments 1, Limited Partnership (2)	1,755,752		17.80%	—	—
Charles J. Schreiber, Jr. (3)	59,518	(4)	0.60%	—	—
Jeffrey K. Waldvogel	—		—	—	—
Stacie K. Yamane	—		—	—	—
George R. Bravante, Jr.	—		—	—	—
Jon D. Kline	—		—	—	—
Keith P. Russell	—		—	—	—
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
(4) Includes 20,404.0430 shares of our Class A common stock owned by KBS Capital Advisors. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 33 1/3% interest in KBS Holdings LLC, which is the sole owner of KBS Capital Advisors LLC and KBS Capital Markets Group LLC. In addition, Mr. Schreiber controls the voting rights with respect to the 33 1/3% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Director Independence
A majority of our board of directors, Messrs. Bravante, Kline and Russell, meet the independence criteria as specified in our charter, as set forth on Appendix A attached hereto.  In addition, although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee and the conflicts committee, are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that George R. Bravante, Jr., Jon D. Kline and Keith P. Russell each satisfies the New York Stock Exchange independence standards. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such entities except for compensation directly related to service as a director of us. Therefore, we believe that all of these directors are independent directors.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. Since June 2015 we have continuously offered shares of our common stock. Initially pursuant to a private offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act that launched in June 2015 and terminated in May 2016. Then pursuant to an initial primary and distribution reinvestment plan (“DRP”) public offering we commenced in April 2016, the primary portion of which terminated in June 2017. Finally pursuant to a second private offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act that commenced in October 2017 and is currently suspended while we consider strategic alternatives available to us.
We are continuing to offer shares pursuant to our publicly registered DRP. In some states, we will need to renew the registration statement annually or file a new registration statement to continue our distribution reinvestment plan offering. We may terminate our DRP offering at any time. For the year ended December 31, 2019, the costs of raising capital in our DRP offering represented less than 1% of the capital raised. We had no costs associated with raising capital for the second private offering as our advisor has agreed to pay all offering related expenses on our behalf without reimbursement by us.
We have been unable to raise substantial funds in our offering stage and our second private offering is currently suspended while we consider strategic alternative available to us. As of December 31, 2019, we had sold 10,035,185 shares of Class A common stock and 306,763 shares of Class T common stock in our offerings for aggregate gross offering proceeds of $93.5 million.
Portfolio Management and Distribution Policies. Our board of directors has engaged a financial advisor to assist us while we evaluate strategic alternative available to us. Our focus in 2020 is to evaluate strategic alternatives; improve property cash flow through strategic leasing renewals with existing tenants and new leases for current vacant space; and continue value enhancing capital projects to maintain the high level of occupancy. We have determined to reduce the monthly distribution rate in 2020 in order to set the distribution at a sustainable level and preserve our net asset value per share.
Acquisition and Investment Policies. We have used all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We do not currently expect to make any additional investments.
Our portfolio consists of core properties which we consider to be existing properties with at least 80% occupancy. Based on the market outlook, our core focus in the U.S. office sector has reflected a value-creating core strategy, which is also known as a core-plus strategy. As of January 31, 2020, we owned three office buildings and had made an invested in an unconsolidated joint venture.
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. In the future we may use proceeds from borrowings to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, we may exceed that limit if a majority of the conflicts committee approves each borrowing in excess of our charter limitation and we disclose such borrowing to our common stockholders in our next quarterly report with an explanation from the conflicts committee of the justification for the excess borrowing.
As of January 31, 2020, our borrowings and other liabilities were approximately 60% of the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
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
We did not dispose of any real estate assets during the year ended December 31, 2019 and 2018, respectively. On January 17, 2020, we sold one office property.
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
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2019 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2019, total operating expenses represented approximately 1.9% and 116% of our average invested assets and our net income, respectively.
Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Chief Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2018 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. All of our executive officers and our affiliated director are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC (our dealer manager for our distribution reinvestment plan offering), and other affiliated KBS entities. Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director. Our advisor and KBS Capital Markets Group LLC are owned and controlled by KBS Holdings, our sponsor. Charles J. Schreiber, Jr. indirectly controls our sponsor and our advisor.

Our Relationship with KBS Capital Advisors. Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of our advisory agreement are the following:
•finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;
•structuring the terms and conditions of our investments, sales and joint ventures;
•acquiring properties on our behalf in compliance with our investment objectives and policies;
•arranging for financing and refinancing of our properties;
•entering into leases and service contracts for our properties;
•supervising and evaluating each property manager’s performance;
•reviewing and analyzing the properties’ operating and capital budgets;
•assisting us in obtaining insurance;
•generating an annual budget for us;
•reviewing and analyzing financial information for each of our assets and our overall portfolio;
•formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties;
•performing investor-relations services;
•maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;
•engaging in and supervising the performance of our agents, including our registrar and transfer agent; and
•performing any other services reasonably requested by us.
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on June 11, 2015 in connection with our initial private offering. On April 28, 2016, we entered an amended and restated advisory agreement in connection with the launch of our initial public offering which has been amended and renewed at various times thereafter. For the period from January 1, 2018 through the most recent date practicable, which was January 31, 2020, we compensated our advisor as set forth below.

Our advisor or its affiliates have paid, and will pay in the future, certain of our organization and offering expenses as described below. Offering costs include all expenses incurred in connection with our offerings of securities. Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.
•In our public offering our advisor and its affiliates were responsible for any organization and offering expenses (excluding selling commissions, the dealer manager fee and the stockholder serving fee) related to the primary initial public offering to the extent they exceeded 1.0% of gross primary initial public offering proceeds as of the termination of the primary initial public offering. We paid selling commissions, the dealer manager fee and the stockholder servicing fee directly. From the inception of the initial public offering through December 31, 2016 and from January 1, 2017 through the termination of our initial public offering, our advisor incurred approximately $3.7 million and $0.6 million, respectively, of organization and offering expenses related to the initial public offering on our behalf, all of which was outstanding as of January 31, 2020. We recorded $39,358 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
•Our advisor or its affiliates have paid, and in the future may pay, some of the offering costs related to our DRP, including, but not limited to, our legal, accounting, printing, mailing and filing fees. We are responsible for reimbursing our advisor for these costs. No reimbursements made by us to our advisor may cause total organization and offering expenses incurred by us to exceed 15% of the aggregate gross offering proceeds as of the date of reimbursement. From January 1, 2018 through January 31, 2020, with respect to our DRP, our advisor did not incur any organization and offering expenses on our behalf.
•Our advisor has agreed to pay all organization and offering expenses related to our second private offering that launched in October 2017, including selling commissions directly on our behalf without reimbursement by us. From the inception of the offering through January 31, 2020, our advisor incurred approximately $5.6 million of organization and offering expenses related to the offering on our behalf.
We pay our advisor a monthly fee for asset management services. As of August 9, 2017, the fee is equal to one-twelfth of 1.0% of the cost of our investments, including the portion of the investment that is debt financed. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus the budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. From January 1, 2018 through December 31, 2018, our asset management fees totaled $1.9 million. From January 1, 2019 through January 31, 2020, our asset management fees totaled $2.0 million. Asset management fees of $0.5 million relating to the second and third quarters of 2017 were waived and $4.3 million relating to the period from October 1, 2017 to January 31, 2020 was accrued but payment was deferred by our advisor.
Under our advisory agreement, we reimburse our advisor and its affiliates for certain expenses they incur in connection with their provision of services to us, including our allocable share of the salaries, benefits and overhead of internal audit department personnel providing services to us and promotional costs and expenses related to the leasing of properties. We do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2018 through December 31, 2018, we had reimbursed our advisor for $197,000 of operating expenses, including $190,000 of employee costs. From January 1, 2019 through January 31, 2020, we had reimbursed our advisor for $221,000 of operating expenses, all of which was related to employee costs. As of January 31, 2020, we had $43,000 of operating expenses outstanding.
Our Relationship with KBS Capital Markets Group. We initially entered into a dealer manager agreement with KBS Capital Markets Group on June 11, 2015 in connection with the launch of our initial private offering. On April 28, 2016, we launched our initial public offering and entered a new dealer manager agreement with our dealer manager with respect to the public offering. Our primary public offering terminated in June 2017 and no dealer manager fees, selling commissions or stockholder servicing fees have been paid to KBS Capital Markets Group since its termination. KBS Capital Markets continues to act as the dealer manager for our DRP.

Subject to the limitations on organization and offering expenses described above, we were also obligated to reimburse our dealer manager and its affiliates for certain offering-related expenses that they incurred on our behalf. These expenses included, among others, the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers), attendance and sponsorship fees and travel, and meal and lodging costs for registered persons associated with our dealer manager and officers and employees of our affiliates to attend retail seminars conducted by broker-dealers. We reimbursed our dealer manager for such underwriting compensation incurred as discussed in our documents. We also directly paid or reimbursed our dealer manager for bona fide invoiced due diligence expenses of broker-dealers. From January 1, 2018 through January 31, 2020, our dealer manager had incurred $79,000 of expenses outstanding related to the public offering.
We have also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2018 through December 31, 2018, and from January 1, 2019 through January 31, 2020, we incurred and paid $1,000 and $1,100, respectively, of costs and expenses related to the AIP Reimbursement Agreement.
Our Relationship with KBS Management Group, LLC. For property management services, we pay KBS Management Group, LLC , our property co-manager and an affiliate of our advisor, a monthly fee equal to a percentage of the rent (to be determined on a property by property basis, consistent with current market rates), payable and actually collected for the month. From January 1, 2018 through December 31, 2018, our property management fees totaled $170,000. From January 1, 2019 through January 31, 2020, our property management fees totaled $176,000, of which $12,000 was outstanding as of January 31, 2020.
Insurance Program. As of January 1, 2017, we, together with KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II (“KBS REIT II”), KBS Real Estate Investment Trust III (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”) (advisory agreement terminated as of October 31, 2019), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”), Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”) (advisory agreement terminated as of October 31, 2019), our dealer manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. At the June 2017 renewal, KBS REIT I elected to cease participation in the program and obtain separate insurance coverage. At the June 2018 renewal, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2019, we renewed our participation in the program. The program is effective through June 30, 2020.
Allocation Policy. Our advisor and KBS Realty Advisors proposed that our conflicts committee and board of directors adopt an asset allocation policy (the “Allocation Process”) among us, KBS REIT II and KBS REIT III (collectively, the “Core Strategy REITs”) and a new real estate investment trust affiliated with Mr. Schreiber (the “New REIT”). The board of directors and conflicts committee adopted the Allocation Process as proposed. The Allocation Process provides that, in order to mitigate potential conflicts of interest that may arise among the Core REITs and the New REIT, upon the listing of the New REIT (which occurred on July 19, 2019), potential asset acquisitions that meet all of the following criteria would be offered first to the New REIT:
•Class A office building;
•Purchase price of at least $125.0 million;
•Average occupancy of at least 90% for the first two years based on contractual in-place leases; and
•Stabilized property investment yield that is generally supportive of the distributions per unit of the New REIT.
To the extent the New REIT does not have the funds to acquire the asset or to the extent the manager of the New REIT decides to forego the acquisition opportunity, such asset may then be offered to the Core Strategy REITs at the discretion of our advisor.
From January 1, 2018 through December 31, 2018 and from January 1, 2019 through January 31, 2020, no other transactions occurred between us and KBS REIT I (which liquidated in December 2018), KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II, KBS Legacy Partners Apartment REIT (which liquidated in December 2018), our dealer manager, our advisor or other KBS-affiliated entities.

Effective October 31, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II transferred the management of the companies to a new external advisor, Pacific Oak Capital Advisors LLC. The transfer of management allows KBS Capital Advisors to focus on its core asset portfolios, while the Pacific Oak group of companies focuses primarily on opportunistic portfolios. Pacific Oak Capital Advisors, LLC is owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan, continue to indirectly own a 33 1/3% interest in KBS Capital Advisors and KBS Capital Markets Group.
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 4, 2020	The Conflicts Committee of the Board of Directors: Jon D. Kline (chair), George R. Bravante, Jr. and Keith P. Russell

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2019, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2019 and 2018 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2019 and 2018, are set forth in the table below.

	2019	2018
Audit fees	$335,500	$325,000
Audit-related fees	—	—
Tax fees	30,100	34,553
All other fees	1,100	1,412
Total	$366,700	$360,965

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:
•Audit fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of our financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•All other fees - These are fees for any services not included in the above-described categories.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Financial Statement Schedules

See the Index to Financial Statements at page F-1 of this report.
The following financial statement schedule is included herein at pages F-36 through F-37 of this report:
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

(b)Exhibits

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

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1
Real Estate Property Co-Management Agreement (related to The Offices at Greenhouse), by and between KBSGI Offices at Greenhouse, LLC and KBS Management Group, LLC dated as of November 21, 2016, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment no. 2 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed December 20, 2016

10.2
Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of May 23, 2013, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.3
First Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of September 13, 2013, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.4
Second Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of November 26, 2013, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

Ex.	Description

10.5
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

10.8
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

10.10
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by KBSGI 421 SW 6th Avenue, LLC to Chicago Tile Insurance Company for the benefit of Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.11
Guaranty of Recourse Obligations, by and between KBSGI REIT Properties, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.12
Promissory Note, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.13
Real Estate Property Co-Management Agreement, by and between and KBS Management Group LLC dated as of November 9, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.14
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

10.18	Option Agreement and Escrow Instructions, by and between KBSGI Von Karman Tech, LLC and Hooman Dayani, H. Sean Dayani and Hank H Dayani, dated November 25, 2019

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP

23.2	Consent of Duff & Phelps

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 10, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Appendix A
Capitalized terms used herein shall have the meaning set forth in our charter.
Independent Directors. The directors of the Corporation who are not associated and have not been associated within the last two years, directly or indirectly, with the Sponsor or Advisor of the Corporation.
(a)A director shall be deemed to be associated with the Sponsor or Advisor if he or she:
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
(b)For purposes of determining whether or not a business or professional relationship is material pursuant to (a)(vi) above, the annual gross revenue derived by the director from the Sponsor, Advisor and their Affiliates shall be deemed material per se if it exceeds 5% of the director’s:
(i) annual gross revenue, derived from all sources, during either of the last two years; or
(ii) net worth, on a fair market value basis.
(c)An indirect relationship shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the Sponsor, Advisor any of their Affiliates or the Corporation.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
KBS Growth & Income REIT, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Growth & Income REIT, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Irvine, California
March 5, 2020

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Real estate:
Land	$20,709	$20,709
Buildings and improvements	138,600	135,009
Tenant origination and absorption costs	13,822	14,653
Total real estate, cost	173,131	170,371
Less accumulated depreciation and amortization	(22,688)	(15,428)
Total real estate held for investment, net	150,443	154,943
Real estate held for sale, net	18,594	18,692
Total real estate, net	169,037	173,635
Cash and cash equivalents	6,287	6,648
Investment in unconsolidated joint venture	1,000	—
Rents and other receivables	3,284	2,668
Above-market leases, net	120	150
Assets related to real estate held for sale	760	465
Prepaid expenses and other assets	1,753	2,096
Total assets	$182,241	$185,662
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$103,913	$102,912
Notes payable related to real estate held for sale, net	13,948	13,921
Total notes payable, net	117,861	116,833
Accounts payable and accrued liabilities	2,728	3,239
Due to affiliates	5,552	3,641
Distributions payable	467	433
Below-market leases, net	2,533	3,802
Liabilities related to real estate held for sale	1,057	66
Other liabilities	3,765	2,057
Total liabilities	133,963	130,071
Commitments and contingencies (Note 12)
Redeemable common stock	1,000	1,000
Stockholders’ equity:
Preferred stock, $.01 par value; $10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,841,004 and 9,386,908 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	98	94
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 306,292 and 294,963 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	84,184	79,907
Cumulative distributions and net losses	(37,007)	(25,413)
Total stockholders’ equity	47,278	54,591
Total liabilities and stockholders’ equity	$182,241	$185,662

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Rental income	$20,621	$21,855	$16,749
Other operating income	291	325	212
Total revenues	20,912	22,180	16,961
Expenses:
Operating, maintenance, and management	4,664	4,734	3,783
Property management fees and expenses to affiliate	165	170	124
Real estate taxes and insurance	2,946	2,786	2,087
Asset management fees to affiliate	1,898	1,855	632
General and administrative expenses	1,755	1,452	1,471
Depreciation and amortization	8,660	9,529	7,618
Interest expense	7,032	5,302	3,287
Total expenses	27,120	25,828	19,002
Other income (loss):
Interest and other income	61	47	48
Equity in income of unconsolidated joint venture	45	—	—
Loss from extinguishment of debt	—	—	(206)
Total other income (loss)	106	47	(158)
Net loss	$(6,102)	$(3,601)	$(2,199)

Class A Common Stock:
Net loss	$(5,918)	$(3,492)	$(2,131)
Net loss per common share, basic and diluted	$(0.61)	$(0.38)	$(0.23)
Weighted-average number of common shares outstanding, basic and diluted	9,677,794	9,205,952	9,080,826

Class T Common Stock:
Net loss	$(184)	$(109)	$(68)
Net loss per common share, basic and diluted	$(0.61)	$(0.38)	$(0.28)
Weighted-average number of common shares outstanding basic and diluted	300,531	288,586	246,737

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2016	8,846,164	$88	94,018	$1	$71,992	$(9,451)	$62,630
Net loss	—	—	—	—	—	(2,199)	(2,199)
Issuance of common stock	380,538	2	185,845	2	5,417	—	5,421
Transfers to redeemable common stock	—	—	—	—	(523)	—	(523)
Redemptions of common stock	(145,214)	—	—	—	(1,210)	—	(1,210)
Stock dividends issued	67,612	1	1,674	—	706	(707)	—
Distributions declared	—	—	—	—	—	(4,583)	(4,583)
Commissions on stock sales, dealer manager fees and stockholder servicing fees to affiliate	—	—	—	—	(103)	—	(103)
Other offering costs	—	—	—	—	(14)	—	(14)
Balance, December 31, 2017	9,149,100	91	281,537	3	76,265	(16,940)	59,419
Net loss	—	—	—	—	—	(3,601)	(3,601)
Issuance of common stock	514,880	6	13,426	—	4,639	—	4,645
Transfers from redeemable common stock	—	—	—	—	1,314	—	1,314
Redemptions of common stock	(277,072)	(3)	—	—	(2,311)	—	(2,314)
Distributions declared	—	—	—	—	—	(4,872)	(4,872)
Balance, December 31, 2018	9,386,908	94	294,963	3	79,907	(25,413)	54,591
Net loss	—	—	—	—	—	(6,102)	(6,102)
Issuance of common stock	454,096	4	13,574	—	4,298	—	4,302
Redemptions of common stock	—	—	(2,245)	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(5,492)	(5,492)
Balance, December 31, 2019	9,841,004	$98	306,292	$3	$84,184	$(37,007)	$47,278

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net loss	$(6,102)	$(3,601)	$(2,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,660	9,529	7,618
Equity in income of unconsolidated joint venture	(45)	—	—
Deferred rents	(576)	(1,083)	(898)
Bad debt expense	—	54	161
Amortization of above- and below-market leases, net	(1,248)	(2,012)	(1,484)
Amortization of deferred financing costs	357	344	725
Unrealized loss (gain) on derivative instrument	1,595	86	(178)
Loss from extinguishment of debt	—	—	206
Changes in operating assets and liabilities:
Rents and other receivables	(226)	(109)	(159)
Prepaid expenses and other assets	(482)	(877)	(812)
Accounts payable and accrued liabilities	(229)	274	289
Due to affiliates	1,911	1,854	416
Other liabilities	419	(180)	574
Net cash provided by operating activities	4,034	4,279	4,259
Cash Flows from Investing Activities:
Acquisitions of real estate	—	—	(43,659)
Improvements to real estate	(3,944)	(1,654)	(3,772)
Investment in unconsolidated joint venture	(955)	—	—
Escrow deposit received for future real estate sale	1,000	—	—
Net cash used in investing activities	(3,899)	(1,654)	(47,431)
Cash Flows from Financing Activities:
Proceeds from notes payable	681	45,000	42,250
Principal payments on notes payable	—	(41,000)	(11,260)
Payments of deferred financing costs	—	(7)	(417)
Proceeds from issuance of common stock	2,476	2,670	3,107
Payments to redeem common stock	(21)	(2,314)	(1,210)
Payments of commissions on stock sales and related dealer manager fees	—	—	(103)
Other offering costs paid to affiliates	—	—	(63)
Payments of other offering costs	—	—	(14)
Distributions paid to common stockholders	(3,632)	(2,849)	(2,261)
Net cash (used in) provided by financing activities	(496)	1,500	30,029
Net (decrease) increase in cash and cash equivalents	(361)	4,125	(13,143)
Cash and cash equivalents, beginning of period	6,648	2,523	15,666
Cash and cash equivalents, end of period	$6,287	$6,648	$2,523
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,090	$4,807	$2,605
Supplemental Disclosure of Noncash Investing and Financing Activities:
Stock dividends issued	$—	$—	$707
Distributions payable	$467	$433	$385
Accrued improvements to real estate	$460	$743	$476
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$1,826	$1,975	$2,314

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
As of December 31, 2019, the Company had invested in four office properties (one of which was held for sale) and had made an investment in an unconsolidated joint venture. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the market outlook, the Company’s core focus in the U.S. office sector reflects a value-creating core strategy, which is also known as a core-plus strategy.
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
On October 3, 2017, the Company launched a private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which the Company offered a maximum of $1,000,000,000 in shares of its Class A common stock to accredited investors (the “Second Private Offering”). Prior to the launch of the Second Private Offering, on September 29, 2017, the Company entered into a dealer manager agreement (the “NCPS Dealer Agreement”) with the Advisor and North Capital Private Securities Corporation (“NCPS”) in connection with the Second Private Offering. In December 2019, in connection with its consideration of strategic alternatives for the Company, the Company’s board of directors determined to suspend the Second Private Offering.
The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

The Company sold 122,721 and 270,415 shares of Class A and Class T common stock, respectively, in the Primary Offering for aggregate gross offering proceeds of $3.9 million. As of December 31, 2019, the Company had sold 825,964 and 36,348 shares of Class A and Class T common stock, respectively, in the DRP Offering for aggregate gross offering proceeds of $8.0 million.
As of December 31, 2019, the Company had sold 612,272 shares of Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $5.5 million.
As of December 31, 2019, the Company had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
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
December 31, 2019

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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if the Company determines it does not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, the Company would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer.  As a result of the adoption of ASU 610-20, there was no impact to the Company’s consolidated financial statements of operations for the years ended December 31, 2019 and 2018 since the Company did not sell any real estate properties for those periods.
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
December 31, 2019

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
Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows or the expected hold period until the eventual disposition could result in incorrect conclusions on recoverability and incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of the Company’s real estate and related intangible assets and liabilities and an overstatement of the Company’s net income.
Real Estate Held for Sale
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sales of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2019, 2018 and 2017 are included in continuing operations on the Company’s consolidated statements of operations.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2019. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2019.
Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint ventures over which the Company may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. As of December 31, 2019, the Company did not identify any indicators of impairment related to its unconsolidated real estate joint venture accounted for under the equity method.
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
December 31, 2019

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
December 31, 2019

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
Pursuant to the Company’s share redemption program, as amended to date, there are several limitations on the Company’s ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders. The annual dollar limitation for special redemptions for the calendar year 2019 was $1.0 million. On December 4, 2019, the Company’s board of directors approved the same annual dollar amount limitation for special redemptions for calendar year 2020 of $1.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.
•During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

On December 7, 2018, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $9.20 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2018. The change in the redemption price was effective for the December 2018 through November 2019 redemption dates.
On December 4, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $8.43 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2019. The change in the redemption price became effective for the December 2019 redemption date, which was December 31, 2019, and will be effective until the estimated value per share is updated.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock liability in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. For the years prior to 2019, the maximum amount redeemable under the Company’s share redemption program was limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan during the prior calendar year. Commencing January 1, 2019, the maximum amount redeemable under the Company’s share redemption program during a calendar year is limited to an annual dollar amount determined by the board of directors, which was $1.0 million for the year ended December 31, 2019. However, because the amounts that can be redeemed are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the amounts available for redemptions in future periods as redeemable common stock in the accompanying balance sheets.
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
Related Party Transactions
Pursuant to the Advisory Agreement and the Public Offering Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Public Offering, the investment of funds in real estate, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company was also obligated to reimburse the Advisor and Dealer Manager for certain organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See Note 10, “Related Party Transactions.” In addition, the Advisor will pay all offering expenses related to the Second Private Offering without reimbursement by the Company.
In addition, in connection with certain property acquisitions, the Company, through indirect wholly owned subsidiaries, has entered into separate property management agreements (each, a “Property Management Agreement”) with KBS Management Group, LLC (the “Co-Manager”), an affiliate of the Advisor.
The Company records all related party fees as incurred, subject to any limitations described in the respective agreements. The Company had not incurred any disposition fees, subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2019.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Selling Commissions and Dealer Manager Fees
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Beginning August 9, 2017, pursuant to an amended and restated advisory agreement with the Advisor, a monthly fee is payable to the Advisor from the Company equal to one-twelfth of 1.0% of the cost of the real property investments, including any debt financing on the property. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and typical third-party expenses related to the acquisition.
Property Management Fee
The Company pays the Co-Manager a monthly fee equal to a percentage of the rent (determined on a property by property basis), payable and actually collected for the month, from certain property acquisitions for which the Company has entered a Property Management Agreement with the Co-Manager. See Note 10, “Related-Party Transactions — Real Estate Property Co-Management Agreements.”
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2019. As of December 31, 2019, returns for the calendar years 2015 through 2018 remain subject to examination by major tax jurisdictions.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Segments
The Company had invested in four office buildings (one of which was held for sale) and had made an investment in an unconsolidated joint venture as of December 31, 2019. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the years ended December 31, 2019, 2018 and 2017. For the purpose of determining the weighted average number of shares outstanding, stock dividends issued during the period presented are adjusted retroactively and treated as if they were issued and outstanding for all periods presented.
The Company has declared and issued stock dividends on shares of the Company’s common stock during the year ended December 31, 2017 as follows:

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
During the years ended December 31, 2019, 2018 and 2017, aggregate cash distributions declared per share of Class A common stock were $0.55036183, $0.51295025 and $0.49373176, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the years ended December 31, 2019, 2018 and 2017, aggregate cash distributions declared per share of Class T common stock were $0.55036183, $0.51295025 and $0.44464258, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Distributions for the years ended December 31, 2019, 2018 and 2017 were calculated as follows:
•Distributions for the period from January 1, 2017 through August 31, 2017 were calculated at a rate of (i) $0.00136986 per share per day, less (ii) the applicable daily class-specific stockholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
•Distributions for the period from September 1, 2017 through December 31, 2017 were calculated at a rate of $0.00131849 per share per day.
•Distributions for the period from January 1, 2018 through April 30, 2018 and from May 1, 2018 through December 31, 2018 were calculated at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively.
•Distributions for the period from January 1, 2019 through May 31, 2019 were calculated at a rate of $0.00151233 per share per day.
•Distributions declared per share of common stock were $0.046 per share for each month commencing June 2019 through December 2019.
Each day during the years ended December 31, 2018 and 2017 and the periods from January 1, 2019 through May 31, 2019 was a record date for distributions. Beginning June 2019 and through December 2019, distributions per common share were based on a monthly record date for each month.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

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
The Company’s calculated earnings per share for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2019	2018	2017
Net loss	$(6,102)	$(3,601)	$(2,199)
Less: Class A Common Stock cash distributions declared	5,327	4,724	4,472
Less: Class T Common Stock cash distributions declared	165	148	111
Undistributed net loss	$(11,594)	$(8,473)	$(6,782)

Class A Common Stock:
Undistributed net loss	$(11,245)	$(8,216)	$(6,603)
Class A Common Stock cash distributions declared	5,327	4,724	4,472
Net loss	$(5,918)	$(3,492)	$(2,131)
Net loss per common share, basic and diluted	$(0.61)	$(0.38)	$(0.23)
Weighted-average number of common shares outstanding, basic and diluted	9,677,794	9,205,952	9,080,826

Class T Common Stock:
Undistributed net loss	$(349)	$(257)	$(179)
Class T Common Stock cash distributions declared	165	148	111
Net loss	$(184)	$(109)	$(68)
Net loss per common share, basic and diluted	$(0.61)	$(0.38)	$(0.28)
Weighted-average number of common shares outstanding, basic and diluted	300,531	288,586	246,737

Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, or amounts derived from such measures, used to describe real estate investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described above), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the years ended December 31, 2018 and 2017, the Company reclassified $3.8 million and $3.2 million, respectively, of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
In addition, during the year ended December 31, 2019, the Company classified one office property as held for sale. As a result, certain assets and liabilities were reclassified to held for sale on the consolidated balance sheets for all periods presented.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Recently Issued Accounting Standards Update
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments (“ASU No. 2016-13”).  ASU No. 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income.  The amendments in ASU No. 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected on the financial asset.  ASU No. 2016-13 also amends the impairment model for available-for-sale securities.  An entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  ASU No. 2016-13 also requires new disclosures.  For financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance for credit losses, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes.  For financing receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year of the asset’s origination for as many as five annual periods. For available-for-sale securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.  ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  In November 2019, the FASB issued ASU No. 2019-10, which allowed certain entities, including smaller reporting companies, additional implementation time with the standard becoming effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2016-13 will have a material impact on its financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework -Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements.  ASU No. 2018-13 removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. It also adds a requirement to disclose changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and to disclose the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements. For certain unobservable inputs, entities may disclose other quantitative information in lieu of the weighted average if the other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop the Level 3 fair value measurements.  In addition, public entities are required to provide information about the measurement uncertainty of recurring Level 3 fair value measurements from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. ASU No. 2018-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  Entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company does not expect the adoption of ASU No. 2018-13 will have a material impact on its financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

3. REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2019, the Company’s portfolio of real estate held for investment was composed of three office buildings containing 582,791 rentable square feet, which were collectively 95.7% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2019 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost	Accumulated Depreciation and Amortization	Total Real Estate, Net
Commonwealth Building	06/30/2016	Portland	OR	Office	78,794	(11,228)	67,566
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,166	(7,468)	39,698
Institute Property	11/09/2017	Chicago	IL	Office	47,171	(3,992)	43,179
					$173,131	$(22,688)	$150,443

As of December 31, 2019, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	67,566	37.1%	5,984	26.70	100.0%
The Offices at Greenhouse	Houston, TX	203,284	39,698	21.8%	4,206	20.69	100.0%
Institute Property	Chicago, IL	155,385	43,179	23.7%	3,619	27.79	83.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties held for investment are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2019, the leases had remaining terms, excluding options to extend, of up to 9.6 years with a weighted-average remaining term of 3.6 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.1 million and $1.1 million as of December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019, 2018 and 2017, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.6 million, $1.1 million, and $0.9 million, respectively. As of December 31, 2019 and 2018, the cumulative deferred rent balance was $3.0 million and $2.5 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of December 31, 2019 and 2018, respectively.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

As of December 31, 2019, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

2020	$13,540
2021	12,552
2022	10,932
2023	8,279
2024	7,164
Thereafter	4,738
$57,205

As of December 31, 2019, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 21% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio held for investment, which expires on December 31, 2024, with two five-year extension options. As of December 31, 2019, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of December 31, 2019, the Company’s real estate properties held for investment were leased to 64 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	11	$5,211	37.7%
Computer Systems Design and Related Services	3	$1,590	11.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2019, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time. During the year ended December 31, 2019, the Company recorded an adjustment to rental income of $0.6 million for lease payments that were deemed not probable of collection. During the years ended December 31, 2019, 2018 and 2017, the Company recorded bad debt recovery of $27,000 and bad debt expense of $54,000 and $161,000, respectively, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2019 and 2018, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2019	2018	2019	2018	2019	2018
Cost	$13,822	$14,653	$213	$213	$(6,213)	$(6,975)
Accumulated Amortization	(6,818)	(5,227)	(93)	(63)	3,680	3,173
Net Amount	$7,004	$9,426	$120	$150	$(2,533)	$(3,802)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2019, 2018 and 2017 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Amortization	$(2,576)	$(3,434)	$(2,826)	$(30)	$(30)	$(30)	$1,278	$2,042	$1,514

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2019 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2020	$(2,080)	$(27)	$1,023
2021	(1,637)	(21)	587
2022	(1,367)	(21)	441
2023	(888)	(21)	189
2024	(750)	(20)	118
Thereafter	(282)	(10)	175
	$(7,004)	$(120)	$2,533
Weighted-Average Remaining Amortization Period	4.3 years	5.3 years	3.7 years

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

5. REAL ESTATE HELD FOR SALE
The Company had classified one office property as held for sale as of December 31, 2019. The results of operations for the property classified as held for sale as of December 31, 2019 are included in continuing operations on the Company’s consolidated statements of operations. The following table summarizes certain revenue and expenses related to the property that was classified as held for sale as of December 31, 2019, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenues
Rental income	$2,329	$2,453	$2,505
Other operating income	70	77	87
Total revenues	2,399	2,530	2,592
Expenses
Operating, maintenance, and management	652	916	830
Property management fees and expenses to affiliate	33	38	36
Real estate taxes and insurance	301	298	296
Asset management fees to affiliate	219	218	193
General and administrative expenses	49	9	10
Depreciation and amortization	505	721	1,186
Interest expense	937	600	493
Total expenses	$2,696	$2,800	$3,044

The following summary presents the major components of assets and liabilities related to real estate held for sale as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Assets related to real estate held for sale
Total real estate, at cost	$20,602	$20,380
Accumulated depreciation and amortization	(2,008)	(1,688)
Real estate held for sale, net	18,594	18,692
Other assets	760	465
Total assets related to real estate held for sale	$19,354	$19,157
Liabilities related to real estate held for sale
Total notes payable, net	$13,948	$13,921
Other liabilities	1,057	66
Total liabilities related to real estate held for sale	$15,005	$13,987

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

As of December 31, 2019, the following property held for sale represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Von Karman Tech Center (2)	Irvine, CA	101,161	$18,594	10.2%	$2,185	$24.61	87.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2019, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term. Annualized base rent excludes leases that have been executed but have not commenced as of December 31, 2019.
(2) Subsequent to December 31, 2019, the Company, through indirectly wholly owned subsidiary, sold Von Karman Tech Center to a purchaser unaffiliated with the Company or the Advisor. See Note 13, “Subsequent Events – Disposition of Von Karman Tech Center.”

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
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
The contractual purchase price of 210 W. Chicago was $5.4 million plus closing costs. The Joint Venture funded the purchase of 210 W. Chicago with a $3.8 million mortgage loan from an unaffiliated lender and with contributions from the Joint Venture members. During the year ended December 31, 2019, the Company recognized $45,000 of equity income with respect to this investment. As of December 31, 2019, the book value of the Company’s investment in 210 W. Chicago was $1.0 million which includes $0.2 million in acquisition costs incurred directly by the Company.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

7. NOTES PAYABLE
As of December 31, 2019 and 2018, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2019	Book Value as of December 31, 2018	Contractual Interest Rate as of December 31, 2019(1)	Effective Interest Rate as of December 31, 2019 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,000	One-month LIBOR + 1.80%	3.50%	Interest Only	02/01/2023
Term Loan (4)	72,800	72,800	One-month LIBOR + 2.00%	4.41%	Interest Only	11/09/2020
Notes payable principal outstanding	$118,481	$117,800
Deferred financing costs, net	(620)	(967)
Notes payable, net	$117,861	$116,833
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2019. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2019 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2019, where applicable.
(2) Represents the maturity date as of December 31, 2019; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of December 31, 2019, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. As of December 31, 2019, $45.7 million of the Commonwealth Building mortgage loan was outstanding and $5.7 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of December 31, 2019, the outstanding balance under the Term Loan consisted of $48.5 million of term commitment and $24.3 million of revolving commitment, which bears interest at a rate per annum equal to 2.0% over one-month LIBOR. As of December 31, 2019, there are two one-year extension options remaining on the Term Loan. The Term Loan was secured by The Offices at Greenhouse, Von Karman Tech Center and Institute Property. Subsequent to December 31, 2019, in connection with the disposition of Von Karman Tech Center, the Company repaid $13.7 million of principal balance under the Term Loan and Von Karman Tech Center was released as a security from the Term Loan. See Note 13, “Subsequent Events – Disposition of Von Karman Tech Center.”
During the years ended December 31, 2019, 2018 and 2017, the Company incurred $7.0 million, $5.3 million and $3.3 million of interest expense. As of December 31, 2019 and 2018, $0.4 million and $0.4 million of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2019, 2018 and 2017 were $0.4 million, $0.3 million and $0.7 million of amortization of deferred financing costs, respectively. Also included in interest expense during the year ended December 31, 2018 was $0.2 million of debt refinancing costs. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $1.6 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, and reduced interest expense by $0.2 million for the year ended December 31, 2017.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2019 (in thousands):

2020	$72,800
2021	—
2022	—
2023	45,681
2024	—
Thereafter	—
$118,481

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

8. DERIVATIVE INSTRUMENTS
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2019 and 2018. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2019		December 31, 2018			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2019
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	2.3

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018 (dollars in thousands):

		December 31, 2019		December 31, 2018
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	1	$501
Interest Rate Swaps	Other liabilities, at fair value	2	$(1,503)	1	$(409)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Income statement related
Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	$46	$(21)	$—
Unrealized loss (gain) on interest rate swaps	1,595	86	(178)
Increase (decrease) in interest expense as a result of derivatives	$1,641	$65	$(178)

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

9. FAIR VALUE DISCLOSURES
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2019 and 2018, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2019			December 31, 2018
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$118,481	$117,861	$119,196	$117,800	$116,833	$118,911

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of December 31, 2019, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(1,503)	$—	$(1,503)	$—

10. RELATED PARTY TRANSACTIONS
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

The Advisor also serves or served as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) and Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”). Effective October 31, 2019, the respective advisory agreements between the Advisor and Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II terminated. The Dealer Manager also serves or served as the dealer manager for KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II. Effective December 31, 2019, the respective dealer-manager agreements between the Dealer Manager and Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II terminated.
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan, continue to indirectly own a 33 1/3% interest in the Advisor and the Dealer Manager.
As of January 1, 2017, the Company, together with KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. At the June 2017 renewal, KBS REIT I elected to cease participation in the program and obtained separate insurance coverage. At the June 2018 renewal, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II and KBS Legacy Partners Apartment REIT elected to cease participation in the program and obtained separate insurance coverage. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.
During the years ended December 31, 2019, 2018 and 2017, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2019, 2018 and 2017, respectively, and any related amounts payable as of December 31, 2019 and 2018 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2019	2018	2017	2019	2018
Expensed
Asset management fees (1)	$1,898	$1,855	$632	$4,171	$2,274
Reimbursement of operating expenses (2)	198	197	185	29	16
Property management fees (3)	165	170	124	14	13
Other Arrangement
Advisor advance for cash distributions (4)	—	—	—	1,338	1,338
Additional Paid-in Capital
Selling commissions	—	—	78	—	—
Dealer manager fees	—	—	51	—	—
Stockholder servicing fees (5)	—	—	(26)	—	—
Reimbursable other offering costs (6)	—	—	14	—	—
	$2,261	$2,222	$1,058	$5,552	$3,641
_____________________
(1) Through August 8, 2017, the asset management fee payable to the Advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of the Company’s investments, less any debt secured by or attributable to the investments. Beginning on August 9, 2017, the asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of December 31, 2019, the Company had accrued and deferred payment of $4.2 million of asset management fees related to October 2017 through December 2019.
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
(6) See “Organization and Offering Costs” below.
During the years ended December 31, 2018 and 2017, the Advisor reimbursed the Company $10,655 and $8,932 for property insurance rebates.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2019, 2018 and 2017, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2019 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of December 31, 2019, the total advanced funds due to the Advisor from the Company was approximately $1.3 million. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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

Property Name	Effective Date	Annual Fee Percentage
Von Karman Tech Center (1)	07/31/2015	1.50%
Commonwealth Building	07/01/2016	1.25%
The Offices at Greenhouse	11/14/2016	0.25%
Institute Property	11/09/2017	1.00%
_____________________
(1) On January 17, 2020, the Company sold Von Karman Tech Center.
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
December 31, 2019

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
Through December 31, 2019, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.4 million. As of December 31, 2019, the Company had recorded $39,000 of organization and other offering expenses related to the Public Offering, which amount represent the Company’s maximum liability for organization and other offering costs as of December 31, 2019 based on the limitations described above. As of December 31, 2019, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of December 31, 2019, the Advisor had incurred $5.5 million in offering expenses related to the Second Private Offering.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2019

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share amounts):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,317	$4,835	$5,362	$5,398
Class A Common Stock:
Net loss	(1,533)	(2,606)	(1,171)	(608)
Net loss per common share, basic and diluted	(0.16)	(0.27)	(0.12)	(0.06)
Distributions declared per common share (1)	0.136	0.138	0.138	0.138
Class T Common Stock:
Net loss	(48)	(80)	(36)	(20)
Net loss per common share, basic and diluted	(0.16)	(0.27)	(0.12)	(0.06)
Distributions declared per common share (1)	0.136	0.138	0.138	0.138

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,581	$5,729	$5,561	$5,309
Class A Common Stock:
Net loss	(199)	(703)	(290)	(2,300)
Net loss per common share, basic and diluted	(0.02)	(0.08)	(0.03)	(0.25)
Distributions declared per common share (1)	0.119	0.128	0.133	0.133
Class T Common Stock:
Net loss	(6)	(22)	(9)	(72)
Net loss per common share, basic and diluted	(0.02)	(0.08)	(0.03)	(0.25)
Distributions declared per common share (1)	0.119	0.128	0.133	0.133
_____________________
(1) Distributions for the period from January 1, 2018 through April 30, 2018 and from May 1, 2018 through December 31, 2018 were were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00132452 per share per day and $0.00144493 per share per day, respectively. Distributions for the periods from January 1, 2019 through May 31, 2019 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day. Distributions for each month commencing June 2019 through December 2019 were calculated at a monthly rate of $0.046 per share.

12. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company depends on the Advisor for certain services that are essential to the Company, including the management of the daily operations of the Company’s investment portfolio, disposition of investments and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company will be required to obtain such services from other sources.
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
December 31, 2019

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

13. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On January 2, 2020, the Company paid cash distributions of $0.5 million, which related to a distribution declared for December 2019 in the amount of $0.046 per share of common stock to stockholders of record as of the close of business on December 30, 2019. On February 3, 2020, the Company paid cash distributions of $0.2 million, which related to a distribution declared for January 2020 in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on January 23, 2020. On March 2, 2020, the Company paid cash distributions of $0.2 million, which related to a distribution declared for February 2020 in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on February 20, 2020.
Distributions Authorized
On March 4, 2020, the Company’s board of directors authorized a March 2020 distribution in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on March 20, 2020, which the Company expects to pay in April 2020, and an April 2020 distribution in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on April 20, 2020, which the Company expects to pay in May 2020.
Disposition of Von Karman Tech Center
On August 12, 2015, the Company, through an indirect wholly owned subsidiary, KBSGI Von Karman Tech, LLC (the “Owner”), acquired an office building containing 101,161 rentable square feet located in Irvine, California on approximately 4.6 acres of land (“Von Karman Tech Center”). On November 25, 2019, the Owner entered into an option agreement and escrow instructions for the sale of Von Karman Tech Center to a buyer, unaffiliated with the Company or the Advisor (the “Purchaser”).
On January 17, 2020, the Company completed the sale of Von Karman Tech Center to the Purchaser for $25.4 million, before third-party closing costs of approximately $0.4 million and excluding the $0.4 million disposition fee payable to the Advisor. In connection with the disposition of Von Karman Tech Center, the Company repaid $13.7 million of the outstanding principal balance due under the Term Loan and Von Karman Tech Center was released as security from the Term Loan. In addition, pursuant to the terms of the Term Loan, the Company reduced the amount of the revolving commitment and term commitment to $19.7 million and $39.4 million, respectively.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2019
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
Commonwealth Building	Portland, OR	100%	$45,681	$7,300	$66,544	$73,844	$4,950	$7,300	$71,494	$78,794	$(11,228)	1948	06/30/2016
The Offices at Greenhouse	Houston, TX	100%	(4)	5,009	41,595	46,604	562	5,009	42,157	47,166	(7,468)	2014	11/14/2016
Institute Property	Chicago, IL	100%	(4)	8,400	37,654	46,054	1,117	8,400	38,771	47,171	(3,992)	1908	11/09/2017
Total Properties Held for Investment				20,709	145,793	166,502	6,629	20,709	152,422	173,131	(22,688)
Properties Held for Sale
Von Karman Tech Center	Irvine, CA	100%	(4)	10,600	10,799	21,399	(797)	10,600	10,002	20,602	(2,008)	1980	08/12/2015
Total Properties Held for Sale				10,600	10,799	21,399	(797)	10,600	10,002	20,602	(2,008)
		TOTAL		$31,309	$156,592	$187,901	$5,832	$31,309	$162,424	$193,733	$(24,696)
_____________________
(1) Building and improvements includes tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $193.3 million (unaudited) as of December 31, 2019.
(4) As of December 31, 2019, these properties served as the security for the Term Loan, which had an outstanding principal balance of $72.8 million as of December 31, 2019.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2019
(dollar amounts in thousands)

	2019	2018	2017
Real Estate:
Balance at the beginning of the year	$190,751	$190,756	$141,872
Acquisitions	—	—	46,054
Improvements	3,962	1,921	4,096
Write off of fully depreciated and fully amortized assets	(980)	(1,926)	(1,266)
Balance at the end of the year	$193,733	$190,751	$190,756
Accumulated depreciation and amortization:
Balance at the beginning of the year	$17,116	$9,627	$3,292
Depreciation and amortization expense	8,560	9,415	7,601
Write off of fully depreciated and fully amortized assets	(980)	(1,926)	(1,266)
Balance at the end of the year	$24,696	$17,116	$9,627

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 5, 2020.

KBS GROWTH & INCOME REIT, INC.

By:	/s/ Charles J. Schreiber, Jr.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 5, 2020
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 5, 2020
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 5, 2020
Stacie K. Yamane
/s/ GEORGE R. BRAVANTE, JR.	Director	March 5, 2020
George R. Bravante, Jr.
/s/ JON D. KLINE	Director	March 5, 2020
Jon D. Kline
/s/ KEITH P. RUSSELL	Director	March 5, 2020
Keith P. Russell