Form 10-Q
period 2020-03-31
KBS Growth & Income REIT, Inc.
filed 2020-05-08
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2020, there were 9,867,520 outstanding shares of Class A common stock and 309,864 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
March 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Real estate:
Land	$19,545	$20,709
Buildings and improvements	131,829	138,600
Tenant origination and absorption costs	11,875	13,822
Total real estate, cost	163,249	173,131
Less accumulated depreciation and amortization	(19,967)	(22,688)
Total real estate held for investment, net	143,282	150,443
Real estate held for sale, net	—	18,594
Total real estate, net	143,282	169,037
Cash and cash equivalents	4,188	6,287
Investment in unconsolidated joint venture	528	1,000
Rents and other receivables	3,074	3,284
Above-market leases, net	113	120
Assets related to real estate held for sale	—	760
Prepaid expenses and other assets	2,003	1,753
Total assets	$153,188	$182,241
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$94,323	$103,913
Notes payable related to real estate held for sale, net	—	13,948
Total notes payable, net	94,323	117,861
Accounts payable and accrued liabilities	1,382	2,728
Due to affiliates	5,993	5,552
Distributions payable	215	467
Below-market leases, net	2,248	2,533
Liabilities related to real estate held for sale	—	1,057
Other liabilities	5,182	3,765
Total liabilities	109,343	133,963
Commitments and contingencies (Note 11)
Redeemable common stock	1,000	1,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,870,515 and 9,841,004 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	99	98
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 308,712 shares and 306,292 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	84,452	84,184
Cumulative distributions and net losses	(41,709)	(37,007)
Total stockholders’ equity	42,845	47,278
Total liabilities and stockholders’ equity	$153,188	$182,241

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Rental income	$4,583	$5,241
Other operating income	34	76
Total revenues	4,617	5,317
Expenses:
Operating, maintenance, and management	954	1,082
Property management fees and expenses to affiliate	35	41
Real estate taxes and insurance	733	777
Asset management fees to affiliate	435	461
General and administrative expenses	473	375
Depreciation and amortization	2,166	2,200
Interest expense	2,888	1,976
Impairment charges on real estate	5,750	—
Total expenses	13,434	6,912
Other income:
Interest and other income	12	14
Gain on sale of real estate	5,245	—
Equity in loss of unconsolidated joint venture	(469)	—
Loss from extinguishment of debt	(29)	—
Total other income	4,759	14
Net loss	$(4,058)	$(1,581)
Net loss per common share, basic and diluted	$(0.40)	$(0.16)
Weighted-average number of common shares outstanding basic and diluted	10,171,186	9,751,203

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2020 and 2019 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	9,841,004	$98	306,292	$3	$84,184	$(37,007)	$47,278
Net loss	—	—	—	—	—	(4,058)	(4,058)
Issuance of common stock	29,511	1	2,420	—	268	—	269
Distributions declared	—	—	—	—	—	(644)	(644)
Balance, March 31, 2020	9,870,515	$99	308,712	$3	$84,452	$(41,709)	$42,845

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	9,386,908	$94	294,963	$3	$79,907	$(25,413)	$54,591
Net loss	—	—	—	—	—	(1,581)	(1,581)
Issuance of common stock	177,957	2	3,296	—	1,665	—	1,667
Transfers from redeemable common stock	—	—	—	—	21	—	21
Redemptions of common stock	—	—	(2,245)	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(1,328)	(1,328)
Balance, March 31, 2019	9,564,865	$96	296,014	$3	$81,572	$(28,322)	$53,349

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(4,058)	$(1,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,166	2,200
Impairment charges on real estate	5,750	—
Equity in income of unconsolidated joint venture	469	—
Deferred rents	191	(158)
Amortization of above and below-market leases, net	(278)	(343)
Amortization of deferred financing costs	83	89
Unrealized loss on derivative instrument	1,766	629
Loss from extinguishment of debt	29	—
Gain on sale of real estate, net	(5,245)	—
Changes in operating assets and liabilities:
Rents and other receivables	(17)	(75)
Prepaid expenses and other assets	(420)	(426)
Accounts payable and accrued liabilities	(1,144)	(1,203)
Due to affiliates	441	483
Other liabilities	(327)	(171)
Net cash used in operating activities	(594)	(556)
Cash Flows from Investing Activities:
Proceeds from sale of real estate	23,603	—
Improvements to real estate	(834)	(893)
Reimbursement from unconsolidated joint venture	3	—
Net cash provided by (used in) investing activities	22,772	(893)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	681
Principal payments on notes payable	(23,650)	—
Proceeds from issuance of common stock	—	1,211
Payments to redeem common stock	—	(21)
Distributions paid to common stockholders	(627)	(845)
Net cash (used in) provided by financing activities	(24,277)	1,026
Net decrease in cash and cash equivalents	(2,099)	(423)
Cash and cash equivalents, beginning of period	6,287	6,648
Cash and cash equivalents, end of period	$4,188	$6,225
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,117	$1,301
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$215	$460
Accrued improvements to real estate	$259	$402
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$269	$456

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
As of March 31, 2020, the Company had invested in three office properties and had made an investment in an unconsolidated joint venture. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. Based on the market outlook, the Company’s core focus in the U.S. office sector reflects a value-creating core strategy, which is also known as a core-plus strategy.
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
March 31, 2020
(unaudited)
The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.
The Company sold 122,721 and 270,415 shares of Class A and Class T common stock, respectively, in the Primary Offering for aggregate gross offering proceeds of $3.9 million. As of March 31, 2020, the Company had sold 855,475 and 38,768 shares of Class A and Class T common stock, respectively, in the DRP Offering for aggregate gross offering proceeds of $8.2 million.
As of March 31, 2020, the Company had sold 612,272 shares of Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $5.5 million.
As of March 31, 2020, the Company had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
Additionally, on August 11, 2015, the Company issued 46,362 shares of Class A common stock to the Company’s affiliates, for an aggregate of $0.3 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
COVID-19 Pandemic
Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See Note 12, “Subsequent Events” for a further discussion on the COVID-19 pandemic.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
March 31, 2020
(unaudited)
Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company was invested in three office properties as of March 31, 2020 and had made an investment in an unconsolidated joint venture. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the three months ended March 31, 2020 and 2019. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the three months ended March 31, 2020 and 2019 as aggregate cash distributions for each share class were equal during those periods.
During the three months ended March 31, 2020 and 2019, aggregate cash distributions declared per share of Class A and Class T common stock were $0.06322500 and $0.13610970, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Class A and Class T common stock distributions for the period from January 1, 2019 through March 31, 2019 were calculated at a rate of $0.00151233 per share per day. Distributions declared per common share of Class A and Class T common stock were $0.02107500 per share for each month during the period from January 1, 2020 through March 31, 2020. Each day during the three months ended March 31, 2019 was a record date for distributions. During the three months ended March 31, 2020, distributions per common share were based on a monthly record date for each month.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Recently Issued Accounting Standards Update
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”) to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Modified contracts that meet the following criteria are eligible for relief from the modification accounting requirements under GAAP: (1) The contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform, (2) The modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform, and (3) Any contemporaneous changes to other terms (i.e., those that do not directly replace or have the potential to replace the reference rate) that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. In addition, ASU No. 2020-04 provides various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in ASU No. 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (the “Topic 842 Q&A”). The Company adopted the lease accounting standards of Topic 842 beginning January 1, 2019. Under Topic 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not accounted for under the lease modification guidance in Topic 842. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in Topic 842. Because of the unprecedented and global nature of the COVID-19 pandemic, the FASB staff is aware that it may be exceedingly challenging for entities to determine whether existing contracts provide enforceable rights and obligations for lease concessions and whether those concessions are consistent with the terms of the contract or are modifications to the contract. As such, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The FASB staff expects that reasonable judgment will be exercised in making those determinations. Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than the others. Two of those methods are: (1) Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period and (2) Account for the deferred payments as variable lease payments.
The Company is evaluating the accounting elections available under Topic 842 Q&A for lease concessions related to the effects of the COVID-19 pandemic and its impact to the Company’s financial statements. The Company has created an inventory of tenants which have or are expected to request lease concessions. The Company did not have any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of March 31, 2020 or consolidated statement of operations for the three months ended March 31, 2020. Subsequent to March 31, 2020, a number of tenants have requested lease concessions or deferrals for future periods, which may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments with respect to the continued spread and treatment of the virus, which the Company cannot accurately predict.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2020, the Company’s portfolio of real estate held for investment was composed of three office buildings containing 582,791 rentable square feet, which were collectively 90.6% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2020 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$78,863	$(11,905)	$66,958
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,166	(8,062)	39,104
Institute Property	11/09/2017	Chicago	IL	Office	37,220	—	37,220
					$163,249	$(19,967)	$143,282
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of March 31, 2020, the following properties represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$66,958	43.7%	$5,585	$28.60	87.1%
The Offices at Greenhouse	Houston, TX	203,284	39,104	25.5%	4,206	20.69	100.0%
Institute Property	Chicago, IL	155,385	37,220	24.3%	3,626	28.01	83.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties held for investment are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2020, the leases had remaining terms, excluding options to extend, of up to 9.3 years with a weighted-average remaining term of 3.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.9 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020 and 2019, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(0.2) million and $0.2 million, respectively. As of March 31, 2020 and December 31, 2019, the cumulative deferred rent balance was $2.8 million and $3.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of March 31, 2020 and December 31, 2019, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
As of March 31, 2020, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

April 1, 2020 through December 31, 2020	$10,247
2021	12,692
2022	11,077
2023	8,426
2024	7,317
Thereafter	4,906
$54,665

As of March 31, 2020, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 22% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio held for investment, which expires on December 31, 2024, with two five-year extension options. As of March 31, 2020, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of March 31, 2020, the Company’s real estate properties held for investment were leased to 61 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	9	$4,980	37.1%
Computer system design and related services	2	1,358	10.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2020, no other tenant industries accounted for more than 10% of annualized base rent. During the three months ended March 31, 2020 and 2019, the Company recorded an adjustment to rental income of $0.4 million and $12,000, respectively, for lease payments that were deemed not probable of collection. During the three months ended March 31, 2019, the Company recorded bad debt recovery of $27,000, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations. No bad debt expense or recovery was recorded during the three months ended March 31, 2020.
Impairment of Real Estate
During the three months ended March 31, 2020, the Company recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which the Company believes will result in additional challenges to release the vacant space. Further, tenants at the Institute Property have been adversely impacted by the stay at home order issued for the City of Chicago and many tenants have requested rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Cost	$11,875	$13,822	$213	$213	$(5,930)	$(6,213)
Accumulated Amortization	(5,696)	(6,818)	(100)	(93)	3,682	3,680
Net Amount	$6,179	$7,004	$113	$120	$(2,248)	$(2,533)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019	2020	2019	2020	2019
Amortization	$(571)	$(690)	$(7)	$(7)	$285	$350

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
5. REAL ESTATE SALES
During the three months ended March 31, 2020, the Company sold one office property. The results of operations for the property sold during the three months ended March 31, 2020 are included in continuing operations on the Company’s consolidated statements of operations. As of March 31, 2020, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the property that was sold during the three months ended March 31, 2020, which were included in continuing operations (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Revenues
Rental income	$102	$549
Other operating income	—	21
Total revenues	102	570
Expenses
Operating, maintenance, and management	39	163
Property management fees and expenses to affiliate	1	8
Real estate taxes and insurance	14	75
Asset management fees to affiliate	10	54
General and administrative expenses	13	2
Depreciation and amortization	—	140
Interest expense	30	271
Total expenses	107	713

The following summary presents the major components of assets and liabilities related to real estate held for sale as of March 31, 2020 and December 31, 2019 (in thousands). No real estate properties were held for sale as of March 31, 2020:

	March 31, 2020	December 31, 2019
Assets related to real estate held for sale
Total real estate, at cost	$—	$20,602
Accumulated depreciation and amortization	—	(2,008)
Real estate held for sale, net	—	18,594
Other assets	—	760
Total assets related to real estate held for sale	$—	$19,354
Liabilities related to real estate held for sale
Total notes payable, net	$—	$13,948
Other liabilities	—	1,057
Total liabilities related to real estate held for sale	$—	$15,005

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
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
The contractual purchase price of 210 W. Chicago was $5.4 million plus closing costs. The Joint Venture funded the purchase of 210 W. Chicago with a $3.8 million mortgage loan from an unaffiliated lender and with contributions from the Joint Venture members. During the three months ended March 31, 2020, the Company recognized $0.5 million of equity loss, which included $0.5 million of impairment, related to its investment in the Joint Venture. As of March 31, 2020, the Company determined the carrying value of its investment to be less than fair value and measured the fair value of its investment to be $0.5 million, resulting in an impairment of $0.5 million for the three months ended March 31, 2020. The impairment was a result of the decline in fair value of the underlying 210 W. Chicago property due to changes in cash flow estimates including a change in leasing projections, which triggered future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in a decrease in projected rental rates as leases mature. Further, tenants at 210 W. Chicago have been adversely impacted by the stay at home order issued for the City of Chicago and many tenants have requested rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
7. NOTES PAYABLE
As of March 31, 2020 and December 31, 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of March 31, 2020 (1)	Effective Interest Rate at March 31, 2020 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR +1.80%	3.39%	Interest Only	02/01/2023
Term Loan (4)	49,150	72,800	One-month LIBOR + 2.00%	4.81%	Interest Only	11/09/2020
Notes payable principal outstanding	$94,831	$118,481
Deferred financing costs, net	(508)	(620)
Notes payable, net	$94,323	$117,861
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2020, where applicable.
(2) Represents the maturity date as of March 31, 2020; subject to certain conditions, the maturity dates of certain loans may be extended beyond the dates shown.
(3) As of March 31, 2020, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. As of March 31, 2020, $45.7 million of the Commonwealth Building Mortgage Loan was outstanding and $5.7 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) On January 17, 2020, in connection with the disposition of Von Karman Tech Center, pursuant to the terms of the Term Loan, the Company reduced the amount of the term commitment and revolving commitment to $39.4 million and $19.7 million, respectively. As of March 31, 2020, the outstanding balance under the Term Loan consisted of $39.4 million of term commitment and $9.7 million of revolving commitment. As of March 31, 2020, there are two one-year extension options remaining on the Term Loan. The Term Loan is secured by The Offices at Greenhouse Property and Institute Property.
During the three months ended March 31, 2020 and 2019, the Company incurred $2.9 million and $2.0 million of interest expense, respectively. As of March 31, 2020 and December 31, 2019, $0.3 million and $0.4 million of interest expense were payable, respectively. Included in interest expense during the three months ended March 31, 2020 and 2019 were $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $1.9 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2020 (in thousands):

April 1, 2020 through December 31, 2020	$49,150
2021	—
2022	—
2023	45,681
2024	—
Thereafter	—
$94,831

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2020 and December 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2020		December 31, 2019			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2019
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	2.1

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		March 31, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	2	$(3,269)	2	$(1,503)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Income statement related
Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	$132	$(53)
Unrealized loss on interest rate swaps	1,766	629
Increase in interest expense as a result of derivatives	$1,898	$576

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2020 and December 31, 2019, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$94,831	$94,323	$94,204	$118,481	$117,861	$119,196

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of March 31, 2020, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(3,269)	$—	$(3,269)	$—

As of March 31, 2020, the Company measured the following asset(s) at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate	$37,100	$—	$—	$37,100
Investment in unconsolidated joint venture	$528	$—	$—	$528

During the three months ended March 31, 2020, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property include a discount rate of 7.50% and a terminal cap rate of 6.25%. See Note 3, “Real Estate Held for Investment - Impairment of Real Estate” for further discussion on the impaired real estate property. In addition, during the three months ended March 31, 2020, the Company measured its investment in unconsolidated joint venture to its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of the underlying property of the investment include a discount rate of 10.00% and a terminal cap rate of 6.75%. See Note 6, “Investment in Unconsolidated Joint Venture” for further discussion.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
10. RELATED PARTY TRANSACTIONS
Pursuant to the Advisory Agreement, the Initial Private Offering Dealer Manager Agreement and the Public Offering Dealer Manager Agreement, the Company is or was obligated to pay the Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Initial Private Offering and the Public Offering, the investment of funds in real estate, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company was also obligated to reimburse the Advisor and Dealer Manager for certain organization and offering costs incurred by the Advisor and the Dealer Manager on behalf of the Company, and the Company is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. In addition, the Advisor has paid all offering expenses related to the Second Private Offering without reimbursement by the Company.
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
The Advisor also serves or served as the advisor for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”) and Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”). Effective October 31, 2019, the respective advisory agreements between the Advisor and Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II terminated. The Dealer Manager also serves or served as the dealer manager for KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II. Effective December 31, 2019, the respective dealer-manager agreements between the Dealer Manager, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II terminated.
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
As of January 1, 2019, the Company, together with KBS REIT II, KBS REIT III, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In June 2019, the Company renewed its participation in the program. The program is effective through June 30, 2020.
During the three months ended March 31, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2020 and 2019, and any related amounts payable as of March 31, 2020 and December 31, 2019 (in thousands).

	Incurred		Payable as of
	Three Months Ended March 31,
	2020	2019	March 31, 2020	December 31, 2019
Expensed
Asset management fees (1)	$435	$461	$4,607	$4,171
Reimbursement of operating expenses (2)	54	49	37	29
Property management fees (3)	35	41	11	14
Disposition fees (4)	381	—	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	1,338	1,338
	$905	$551	$5,993	$5,552
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of March 31, 2020, the Company had accrued and deferred payment of $4.6 million of asset management fees related to October 2017 through March 2020.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
(5) See “Advance from the Advisor” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $54,000 and $49,000 for the three months ended March 31, 2020 and 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2020 and 2019, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2020 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2020
(unaudited)
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of March 31, 2020, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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
Real Estate Property Co-Management Agreements
In connection with its property acquisitions, the Company, through separate, indirect, wholly-owned subsidiaries, entered into separate property management agreements (each, a “Property Management Agreement”) with the Co-Manager for each of its properties. Under each Property Management Agreement, the Co-Manager will provide certain management services related to these properties in addition to those provided by the third-party property managers. In exchange for these services, the Company pays the Co-Manager a monthly fee equal to a percentage of the rent, payable and actually collected for the month from each of the properties. Each Property Management Agreement has an initial term of one year and will be deemed renewed for successive one-year periods provided it is not terminated. Each party may terminate the Property Management Agreement without cause on 30 days’ written notice to the other party and may terminate each Property Management Agreement for cause on 5 days’ written notice to the other party upon the occurrence of certain events as detailed in each Property Management Agreement.

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
March 31, 2020
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
Through March 31, 2020, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.4 million. As of March 31, 2020, the Company had recorded $39,000 of organization and other offering expenses related to the Public Offering, which amount represents the Company’s maximum liability for organization and other offering costs as of March 31, 2020 based on the limitations described above. As of March 31, 2020, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of March 31, 2020, the Advisor had incurred $5.5 million in offering expenses related to the Second Private Offering.

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
March 31, 2020
(unaudited)
12. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On April 1, 2020, the Company paid cash distributions of $0.2 million, which related to a distribution declared for March 2020 in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on March 20, 2020. On May 1, 2020, the Company paid cash distributions of $0.2 million, which related to a distribution declared for April 2020 in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on April 20, 2020.
COVID-19 Pandemic
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its tenants. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, the Company did recognize impairment charges related to a projected reduction in cash flows related to a change in leasing projections that were impacted in part by the COVID-19 pandemic. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail tenants have been more severely impacted by the COVID-19 than the office tenants. In addition, in the last month, a number of tenants have requested rent relief as a result of the pandemic, and therefore, the Company is unable to predict the impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor is the Company forgoing its contractual rights under its lease agreements.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Growth & Income REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through March 31, 2020 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee from October 2017 through March 2020. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations may be adversely affected.

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
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2020 is $1.0 million in the aggregate, of which $0.1 million was used for such special redemptions from January through April 2020. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, all filed with the Securities and Exchange Commission (the “SEC”).

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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. As of March 31, 2020, we had sold 855,475 and 38,768 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $8.2 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which offered a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered into a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. In December 2019, in connection with its consideration of strategic alternatives for us, our board of directors determined to suspend the second private offering. As of March 31, 2020, we had sold 612,272 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $5.5 million.
As of March 31, 2020, we had redeemed 422,286 and 2,245 Class A and Class T shares, respectively, for $3.5 million.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of March 31, 2020, we owned three office buildings and had made an investment in an unconsolidated joint venture.
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
Volatility in global financial markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. Most recently, the outbreak of COVID-19 has had a negative impact on the real estate market as discussed below.
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry and the industries of our tenants, directly or indirectly. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.
In the near term many of our tenants will suffer reductions in revenue and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. During April, we have seen an impact on our rental income. As of May 5, 2020, we had collected 85% of April rent charges, including billings related to tenant reimbursements, which is a reduction in collections of 8% from the first quarter monthly average. Further, as of May 7, 2020, we had received short-term rent relief requests from 36% of tenants, in the form of rent deferral requests or abatements, which we are evaluating on an individual basis. Any rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental income for the second quarter of 2020 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. In response to a decrease in cash flow projections related to changes in leasing projections due in part to the impact of COVID-19 on our leasing efforts and perceived ability to collect rent from tenants at one of our wholly owned properties and at the property owned by our joint venture, during the three months ended March 31, 2020 we recognized impairment charges at the Institute Property and equity in loss of unconsolidated joint venture, which included an impairment related to the property owned by the joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.
The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows. Our board of directors is evaluating the payment of future monthly distributions in response to the uncertainty caused by the COVID-19 pandemic and may suspend or reduce future distributions.
Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. We believe the current challenging economic circumstances will be a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which we believe will be more difficult as a result of the impacts of COVID-19 on the economy. While the majority of our tenants have continued to pay rent, the weakening macroeconomic conditions have negatively impacted many of our tenants. As of March 31, 2020, our portfolio was 90.6% occupied with a weighted-average lease term of 3.5 years. Due to the impact of COVID-19, we believe the leasing environment will be challenged in the short-term and the time to lease up and stabilize a property will be extended. More specifically, our office property in Chicago will likely take more time to stabilize than previously anticipated.

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
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments will be primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely effected by the impact of the COVID-19 pandemic as discussed above.

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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of March 31, 2020, we had mortgage debt obligations in the aggregate principal amount of $94.8 million and our aggregate borrowings were approximately 60% of our net assets before deducting depreciation and other non-cash reserves. As of March 31, 2020, we had $10.0 million of revolving debt available for immediate future disbursement, subject to certain conditions set forth in the loan agreements.
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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through March 31, 2020. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected. While we consider strategic alternatives, we have reduced the distribution rate beginning January 2020 in order to set the distribution rate at a level that is fully sustainable with cash flows from operations and to preserve our estimated value per share of $8.43.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2020 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of March 31, 2020, we owned three office properties and had made an investment in an unconsolidated joint venture. During the three months ended March 31, 2020 and 2019, net cash used in operating activities was $0.6 million, respectively. We expect cash flows provided by operating activities to decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent.
Cash Flows from Investing Activities
Net cash provided by investing activities was $22.8 million for the three months ended March 31, 2020 and consisted of the following:
•$23.6 million of net proceeds from the sale of Von Karman Tech Center; and
•$0.8 million of cash used for improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2020, net cash used in financing activities was $24.3 million and consisted primarily of the following:
•$23.7 million of principal payments on notes payable; and
•$0.6 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.3 million.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2020 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024
Outstanding debt obligations (1)	$94,831	$49,150	$—	$45,681
Interest payments on outstanding debt obligations (2)	5,845	2,612	3,097	136
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of March 31, 2020 (consisting of the contractual interest rate). We incurred interest expense of $1.0 million, excluding amortization of deferred financing costs totaling $0.1 million and unrealized losses on derivative instruments of $1.8 million during the three months ended March 31, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Overview
As of March 31, 2019, we owned four office properties. Subsequent to March 31, 2019, we sold one office property and made an investment in an unconsolidated joint venture. As a result, as of March 31, 2020, we owned three office properties and had made an investment in an unconsolidated joint venture. The following table provides summary information about our results of operations for the three months ended March 31, 2020 and 2019 (dollar amounts in thousands):
Comparison of the three months ended March 31, 2020 versus the three months ended March 31, 2019

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$4,583	$5,241	$(658)	(13)%	$(447)	$(211)
Other operating income	34	76	(42)	(55)%	(21)	(21)
Operating, maintenance and management costs	954	1,082	(128)	(12)%	(124)	(4)
Property management fees and expenses to affiliate	35	41	(6)	(15)%	(7)	1
Real estate taxes and insurance	733	777	(44)	(6)%	(61)	17
Asset management fees to affiliate	435	461	(26)	(6)%	(44)	18
General and administrative expenses	473	375	98	26%	n/a	n/a
Depreciation and amortization	2,166	2,200	(34)	(2)%	(140)	106
Impairment charges on real estate	5,750	—	5,750	100%	—	5,750
Interest expense	2,888	1,976	912	46%	(241)	1,153
Interest and other income	12	14	(2)	(14)%	n/a	n/a
Gain on sale of real estate, net	5,245	—	5,245	100%	5,245	—
Equity in loss of unconsolidated joint venture	(469)	—	(469)	(100)%	n/a	n/a
Loss from extinguishment of debt	(29)	—	(29)	(100)%	(29)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 related to real estate investments disposed of on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $5.2 million for the three months ended March 31, 2019 to $4.6 million for the three months ended March 31, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020 and an adjustment to rental income for lease payments that were deemed not probable of collection due to the impact of COVID-19 at properties held throughout both periods. We expect rental income to decrease in future periods due to the sale of Von Karman Tech Center and to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the outbreak of COVID-19. See “- Liquidity and Capital Resources” for our discussion on the impact on our business as a result of the outbreak of COVID-19.
Operating, maintenance, and management costs decreased slightly from $1.1 million for the three months ended March 31, 2019 to $1.0 million for the three months ended March 31, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect operating, maintenance, and management costs to decrease in future periods due to the sale of Von Karman Tech Center and to fluctuate based on the occupancy at our existing properties.
Real estate taxes and insurance decreased slightly from $0.8 million for the three months ended March 31, 2019 to $0.7 million for the three months ended March 31, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect real estate taxes and insurance to decrease in future periods due to the sale of Von Karman Tech Center.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Asset management fees to affiliate decreased slightly from $0.5 million for the three months ended March 31, 2019 to $0.4 million for the three months ended March 31, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. Asset management fees beginning October 2017 through March 31, 2020 were accrued but payment was deferred by our advisor. We expect asset management fees to decrease in future periods due to the sale of Von Karman Tech Center. As of March 31, 2020, we had accrued and deferred payment of $4.6 million of asset management fees related to October 2017 through March 31, 2020.
General and administrative expenses increased from $0.4 million for the three months ended March 31, 2019 to $0.5 million for the three months ended March 31, 2020. These general and administrative costs consisted primarily of portfolio legal fees, board of directors fees, printer costs, state and local income tax and internal audit compensation.
Depreciation and amortization remained consistent at $2.2 million for the three months ended March 31, 2020 and 2019. We expect depreciation and amortization to decrease in future periods due to the sale of Von Karman Tech Center.
During the three months ended March 31, 2020, we recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which we believe will result in additional challenges to release the vacant space. Further, tenants at the Institute Property have been adversely impacted by the stay at home order issued for the City of Chicago and many tenants have requested rent concessions as their businesses have been severely impacted. We did not record any impairment charges on our real estate properties during three months ended March 31, 2019.
Interest expense increased from $2.0 million for the three months ended March 31, 2019 to $2.9 million for the three months ended March 31, 2020. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, interest expense (including gains and losses) incurred as a result of our derivative instruments, increased interest expense by $1.9 million and $0.6 million, respectively. The increase in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, offset by a decrease in interest expense due to principal pay downs in connection with disposition of Von Karman Tech Center on January 17, 2020. In general, we expect interest expense to decease in the future as a result of principal pay downs in connection with the sale of Von Karman Tech Center. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
We recognized a gain on sale of real estate of $5.2 million related to disposition of Von Karman Tech Center during the three months ended March 31, 2020. We did not recognize any gain on sale of real estate during the three months ended March 31, 2019.
During the three months ended March 31, 2020, we recognized $0.5 million of equity in loss of unconsolidated joint venture, which included $0.5 million of impairment, related to our investment in the joint venture. The impairment was a result of the decline in fair value of the underlying 210 W. Chicago property due to changes in cash flow estimates including a change in leasing projections, which triggered future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in a decrease in projected rental rates as leases mature. Further, tenants at 210 W. Chicago have been adversely impacted by the stay at home order issued for the City of Chicago and many tenants have requested rent concessions as their businesses have been severely impacted.

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
Further, during the current period of uncertainty and business disruptions as a result of the outbreak of COVID-19, FFO and MFFO are much more limited measures of future performance and dividend sustainability. See “-Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business.

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
•Unrealized (gains) losses on derivative instruments.  These adjustments include unrealized (gains) losses from mark-to-market adjustments on interest rate swaps. The change in fair value of interest rate swaps not designated as a hedge are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements; and
•Loss from extinguishment of debt. A loss from extinguishment of debt, which includes prepayment fees related to the extinguishment of debt, represents the difference between the carrying value of any consideration transferred to the lender in return for the extinguishment of a debt and the net carrying value of the debt at the time of settlement. We have excluded the loss from extinguishment of debt in our calculation of MFFO because these losses do not impact the current operating performance of our investments and do not provide an indication of future operating performance.
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2020 and 2019, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2020	2019
Net loss	$(4,058)	$(1,581)
Depreciation of real estate assets	1,145	1,051
Amortization of lease-related costs	1,021	1,149
Impairment charges on real estate	5,750	—
Gain on sale of real estate, net	(5,245)	—
Adjustment for investment in unconsolidated joint venture (1)	566	—
FFO	(821)	619
Straight-line rent and amortization of above- and below-market leases, net	(87)	(501)
Unrealized loss on derivative instruments	1,766	629
Loss from extinguishment of debt	29	—
Adjustment for investment in unconsolidated joint venture (1)	(4)	—
MFFO	$883	$747
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
Through March 31, 2020, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.4 million. As of March 31, 2020, we recorded $39,000 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of March 31, 2020, KBS Capital Advisors had incurred $5.5 million in offering expenses on our behalf related to the second private placement offering. Our advisor has agreed to pay these expenses on our behalf without reimbursement by us.

Distributions
During our offering stage, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2020 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows used in Operations
Period				Cash	Reinvested	Total
First Quarter 2020	$644	$0.063	$0.063	$627	$269	$896	$(594)
_____________________
(1) Distributions for the periods from January 1, 2020 through March 31, 2020 were calculated at a monthly rate of $0.02107500 per share.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the first business day of the following month.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
For the three months ended March 31, 2020, we paid aggregate distributions of $0.9 million, including $0.6 million of distributions paid in cash and $0.3 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2020 was $4.1 million. FFO for the three months ended March 31, 2020 was $(0.8) million and cash flows used in operations for the three months ended March 31, 2020 was $0.6 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $0.5 million of cash flows from operations in excess of distributions paid from prior periods and $0.4 million of net proceeds from the sale of real estate. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Our board of directors is evaluating the payment of future monthly distributions in response to the uncertainty caused by the COVID-19 pandemic and may suspend or reduce future distributions.
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward - Looking Statements,” “Market Outlook - Real Estate and Real Estate Finance Markets,” “Liquidity and Capital Resources” and “Results of Operations” herein and the risks discussed herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. Those factors include: the future operating performance of our current and future real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. There have been no significant changes to our accounting policies during 2020.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Cash Distributions Paid
On April 1, 2020, we paid cash distributions of $0.2 million, which related to a distribution declared for March 2020 in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on March 20, 2020. On May 1, 2020, we paid cash distributions of $0.2 million, which related to a distribution declared for April 2020 in the amount of $0.02107500 per share of common stock to stockholders of record as of the close of business on April 20, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
COVID-19 Pandemic
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we did recognize impairment charges related to a projected reduction in cash flows related to a change in leasing projections that were impacted in part by the COVID-19 pandemic. Many of our tenants have experienced disruptions in their business, some more severely than others. In general, our retail tenants have been more severely impacted by the COVID-19 than the office tenants. In addition, in the last month, a number of tenants have requested rent relief as a result of the pandemic, and therefore, we are unable to predict the impact that the pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements.
The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At March 31, 2020, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At March 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $16.3 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt. Based on interest rates as of March 31, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2021, interest expense on our variable rate debt would increase or decrease by $0.2 million.
The weighted average interest rate of our variable rate debt at March 31, 2020 was 4.1%. The interest rate represents the actual interest rate in effect at March 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2020 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations and our distributions at the current rate may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through March 31, 2020, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our business, financial condition, results of operations and cash flows and the markets and communities in which we and our tenants operate.
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly. Many experts predict that the COVID-19 pandemic will trigger a period of global economic slowdown or recession. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of COVID-19.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors:
•health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease;
•disruption in supply and delivery chains;
•a general decline in business activity and demand for real estate;
•reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations;
•difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and
•the potential negative impact on the health of our advisor’s personnel, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenant’s business and operations or the global economy as a whole. Nevertheless, it appears reasonably likely in the near term that many of our tenants will suffer reductions in revenue and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants will seek rent deferrals or become unable to pay their rent. In the last month, a number of tenants have requested rent deferrals or abatements. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.
The current offering price of shares under the Company’s distribution reinvestment plan is equal to the December 4, 2019 estimated value per share approved by the Company’s board of directors. It does not take into account developments in our portfolio or the markets since December 4, 2019, including the current business disruptions as a result of the COVID-19 pandemic. As a result of these developments, a reinvestment of distributions in our common stock bears increased risk.
Pursuant to the Company’s distribution reinvestment plan, participants in the distribution reinvestment plan acquire shares of the Company’s common stock under the plan at a price equal the estimated value per share of the Company’s common stock. As such, participants currently acquire shares of the Company’s common stock under the plan at a price equal to $8.43 per share, which is the Company’s December 4, 2019 estimated value per share. The value of the Company’s shares will fluctuate over time in response to developments related to the performance of individual assets in the portfolio and the management of those assets, the real estate and finance markets and due to other factors. As such, the estimated value per share does not take into account developments in the Company’s portfolio since December 4, 2019. In particular, the outbreak of COVID-19 pandemic, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally as discussed in the risk factor above. These risks are not priced into our most recent estimated value per share and given the uncertainty, no assurances can be given that the purchase price of shares of the Company’s common stock reflect the underlying value of its assets. As a result, a reinvestment of distribution in our common stock bears increased risk.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the December 4, 2019 estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information” of the Company’s annual report on Form 10-K for the year ended December 31, 2019.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a).During the period covered by this Form 10-Q, no equity securities that were not registered under the Securities Act of 1933 (the “Act”) were sold.
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
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. The dollar amount limitation for special redemptions for the calendar year 2020 is $1.0 million in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.
•During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Special redemptions are redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date. On December 4, 2019 our board of directors approved an estimated NAV per share of our common stock of $8.43 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2019. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated NAV per share as of September 30, 2019, see the Current Report on Form 8-K filed with the SEC on December 12, 2019. We expect to update the estimated NAV annually in December.
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
During the three months ended March 31, 2020, we did not redeem any shares under our share redemption program. We limit the dollar value of shares that may be redeemed under the program as described above. Of the $1.0 million available for special redemptions, $0.1 million was used to redeem special redemption shares from January through April 2020.

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

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

10.1	Modification Agreement, by and among KBSGI Offices at Greenhouse, LLC, KBSGI Von Karman Tech, LLC, KBSGI 213 West Institute Place, LLC and JPMORGAN Chase Bank, N.A., dated January 17, 2020

10.2
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated April 28, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 29, 2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed December 10, 2018

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits (continued)

Ex.	Description

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	May 8, 2020	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 8, 2020	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)