Form 10-Q
period 2020-09-30
KBS Growth & Income REIT, Inc.
filed 2020-11-12
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2020, there were 9,873,729 outstanding shares of Class A common stock and 310,974 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
September 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Real estate:
Land	$19,545	$20,709
Buildings and improvements	132,045	138,600
Tenant origination and absorption costs	11,222	13,822
Total real estate, cost	162,812	173,131
Less accumulated depreciation and amortization	(23,109)	(22,688)
Total real estate held for investment, net	139,703	150,443
Real estate held for sale, net	—	18,594
Total real estate, net	139,703	169,037
Cash and cash equivalents	2,256	6,287
Investment in unconsolidated joint venture	464	1,000
Rents and other receivables	3,034	3,284
Above-market leases, net	98	120
Assets related to real estate held for sale	—	760
Prepaid expenses and other assets	1,749	1,753
Total assets	$147,304	$182,241
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$91,483	$103,913
Notes payable related to real estate held for sale, net	—	13,948
Total notes payable, net	91,483	117,861
Accounts payable and accrued liabilities	1,802	2,728
Due to affiliates	6,830	5,552
Distributions payable	—	467
Below-market leases, net	1,742	2,533
Liabilities related to real estate held for sale	—	1,057
Other liabilities	4,571	3,765
Total liabilities	106,428	133,963
Commitments and contingencies (Note 12)
Redeemable common stock	193	1,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,873,729 and 9,841,004 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	99	98
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 310,974 shares and 306,292 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	85,305	84,184
Cumulative distributions and net losses	(44,724)	(37,007)
Total stockholders’ equity	40,683	47,278
Total liabilities and stockholders’ equity	$147,304	$182,241

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Rental income	$4,005	$5,294	$13,212	$15,289
Other operating income	53	68	131	225
Total revenues	4,058	5,362	13,343	15,514
Expenses:
Operating, maintenance, and management	912	1,121	2,774	3,411
Property management fees and expenses to affiliate	32	40	102	122
Real estate taxes and insurance	590	715	2,029	2,234
Asset management fees to affiliate	432	483	1,293	1,412
General and administrative expenses	652	491	1,785	1,296
Depreciation and amortization	1,933	2,153	6,089	6,522
Interest expense	607	1,596	4,344	6,054
Impairment charges on real estate	—	—	5,750	—
Total expenses	5,158	6,599	24,166	21,051
Other (loss) income:
Interest and other income	1	17	14	50
Gain on sale of real estate, net	—	—	5,245	—
Equity in (loss) income of unconsolidated joint venture	(402)	13	(837)	13
Loss from extinguishment of debt	—	—	(29)	—
Total other (loss) income	(401)	30	4,393	63
Net loss	$(1,501)	$(1,207)	$(6,430)	$(5,474)
Net loss per common share, basic and diluted	$(0.15)	$(0.12)	$(0.63)	$(0.55)
Weighted-average number of common shares outstanding basic and diluted	10,185,344	10,058,508	10,179,760	9,927,695

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2020 and 2019 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2020	9,867,625	$99	310,418	$3	$84,642	$(43,223)	$41,521
Net loss	—	—	—	—	—	(1,501)	(1,501)
Issuance of common stock	6,935	—	556	—	63	—	63
Transfers from redeemable common stock	—	—	—	—	607	—	607
Redemptions of common stock	(831)	—	—	—	(7)	—	(7)
Balance, September 30, 2020	9,873,729	$99	310,974	$3	$85,305	$(44,724)	$40,683

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2019	9,718,110	$97	299,406	$3	$83,012	$(32,386)	$50,726
Net loss	—	—	—	—	—	(1,207)	(1,207)
Issuance of common stock	70,812	1	3,417	—	682	—	683
Distributions declared	—	—	—	—	—	(1,388)	(1,388)
Balance, September 30, 2019	9,788,922	$98	302,823	$3	$83,694	$(34,981)	$48,814

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2020 and 2019 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	9,841,004	$98	306,292	$3	$84,184	$(37,007)	$47,278
Net loss	—	—	—	—	—	(6,430)	(6,430)
Issuance of common stock	57,292	1	4,682	—	521	—	522
Transfers from redeemable common stock	—	—	—	—	807	—	807
Redemptions of common stock	(24,567)	—	—	—	(207)	—	(207)
Distributions declared	—	—	—	—	—	(1,287)	(1,287)
Balance, September 30, 2020	9,873,729	$99	310,974	$3	$85,305	$(44,724)	$40,683

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	9,386,908	$94	294,963	$3	$79,907	$(25,413)	$54,591
Net loss	—	—	—	—	—	(5,474)	(5,474)
Issuance of common stock	402,014	4	10,105	—	3,787	—	3,791
Transfers from redeemable common stock	—	—	—	—	21	—	21
Redemptions of common stock	—	—	(2,245)	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(4,094)	(4,094)
Balance, September 30, 2019	9,788,922	$98	302,823	$3	$83,694	$(34,981)	$48,814

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(6,430)	$(5,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,089	6,522
Impairment charges on real estate	5,750	—
Equity in loss (income) of unconsolidated joint venture	837	(13)
Deferred rents	230	(447)
Amortization of above and below-market leases, net	(769)	(959)
Amortization of deferred financing costs	243	267
Unrealized loss on derivative instrument	1,161	1,949
Loss from extinguishment of debt	29	—
Gain on sale of real estate, net	(5,245)	—
Changes in operating assets and liabilities:
Rents and other receivables	(57)	(129)
Prepaid expenses and other assets	(294)	(508)
Accounts payable and accrued liabilities	(512)	(296)
Due to affiliates	1,278	1,417
Other liabilities	(596)	(224)
Net cash provided by operating activities	1,714	2,105
Cash Flows from Investing Activities:
Proceeds from sale of real estate	23,603	—
Improvements to real estate	(1,262)	(3,303)
Investment in an unconsolidated joint venture	—	(935)
Reimbursement from unconsolidated joint venture	3	—
Net cash provided by (used in) investing activities	22,344	(4,238)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	681
Principal payments on notes payable	(26,650)	—
Proceeds from issuance of common stock	—	2,411
Payments to redeem common stock	(207)	(21)
Distributions paid to common stockholders	(1,232)	(2,683)
Net cash (used in) provided by financing activities	(28,089)	388
Net decrease in cash and cash equivalents	(4,031)	(1,745)
Cash and cash equivalents, beginning of period	6,287	6,648
Cash and cash equivalents, end of period	$2,256	$4,903
Supplemental Disclosure of Cash Flow Information
Interest paid	$3,047	$3,848
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$—	$464
Accrued improvements to real estate	$47	$548
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$522	$1,380

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
As of September 30, 2020, the Company owned three office properties and had made an investment in an unconsolidated joint venture. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. The Company’s core focus in the U.S. office sector reflects a value-creating core strategy, which is also known as a core-plus strategy.
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
September 30, 2020
(unaudited)
The Company sold 8,548,972 shares of Class A common stock for gross offering proceeds of $76.8 million in the Initial Private Offering, including 74,744 shares of Class A common stock under its distribution reinvestment plan for gross offering proceeds of $0.7 million.
The Company sold 122,721 and 270,415 shares of Class A and Class T common stock, respectively, in the Primary Offering for aggregate gross offering proceeds of $3.9 million. The Company sold 883,256 and 41,030 shares of Class A and Class T common stock, respectively, in the DRP Offering for aggregate gross offering proceeds of $8.5 million.
The Company sold 612,272 shares of Class A common stock in the Second Private Offering for aggregate gross offering proceeds of $5.5 million.
As of September 30, 2020, the Company had redeemed 446,853 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
Additionally, on August 11, 2015, the Company issued 46,362 shares of Class A common stock to the Company’s affiliates, for an aggregate of $0.3 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants. During the nine months ended September 30, 2020, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did, however, recognize impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic. In addition, reductions in property values related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on the revolving commitment under its term loan due to covenants described in the loan agreement. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail tenants, which comprise approximately 4% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. During the second and third quarters of 2020, the Company granted rent relief to a small number of tenants, but as the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent, and the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Liquidation Strategy
On November 7, 2018, the board of directors of the Company formed a special committee comprised of the independent directors to evaluate various strategic alternatives for the Company. With input from the Advisor, and with the assistance of its own independent financial advisor, the special committee conducted a detailed assessment of the portfolio, taking into account the prevailing conditions of the real estate and financial markets and the economic conditions in the submarkets where the properties are located, the minimal amount of capital raised in the offerings, which was substantially impacted by regulatory changes, and subsequent inability to acquire a diverse portfolio of investments resulting in the fixed costs associated with managing a public REIT and the portfolio of real estate investments being a greater percentage of the net operating income of the Company. Based upon the special committee’s assessment and recommendation, in August of 2020, the board of directors determined that it is in the best interests of the Company and its stockholders to pursue a liquidation strategy through asset sales. Following this determination, the special committee directed the Advisor, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by the board and submission to the stockholders. The Company initially expected to present a plan of liquidation for a vote of the stockholders of the Company within six months from its determination to pursue a liquidation strategy. However, as a result of the current adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of the Company’s properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic, the board believes it is in the best interest of the stockholders to delay any proposal to liquidate the Company. The Company remains committed to pursuing a liquidation strategy when market conditions improve.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Segments
The Company was invested in three office properties as of September 30, 2020 and had made an investment in an unconsolidated joint venture. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the nine months ended September 30, 2020 and 2019. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the three and nine months ended September 30, 2020 and 2019 as aggregate cash distributions for each share class were equal during those periods.
During the three months ended September 30, 2019, aggregate cash distributions declared per share of Class A and Class T common stock were $0.13800000. During the nine months ended September 30, 2020 and 2019, aggregate cash distributions declared per share of Class A and Class T common stock were $0.12645000 and $0.41236183, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period.
Distributions for the three and nine months ended September 30, 2019 and for the nine months ended September 30, 2020 were calculated as follows:
•Distributions for the period from January 1, 2019 through May 31, 2019 were calculated at a rate of $0.00151233 per share per day.
•Distributions declared per share of common stock were $0.046 per share for each month commencing June 2019 through September 30, 2019.
•Distributions declared per share of common stock were $0.02107500 per share for each month during the period from January 1, 2020 through June 30, 2020.
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
September 30, 2020
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through September 30, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
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
The Company has not granted any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of September 30, 2020 or consolidated statements of operations for the three and nine months ended September 30, 2020. Tenants may request additional lease concessions or deferrals for future periods, which may have an impact on the Company’s business, financial condition and results of operations, but the ultimate impact will largely depend on future developments with respect to the continued spread and treatment of the virus, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, which the Company cannot accurately predict.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT
As of September 30, 2020, the Company’s portfolio of real estate held for investment was composed of three office buildings containing 582,791 rentable square feet, which were collectively 91.5% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2020 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$78,182	$(13,023)	$65,159
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,165	(9,248)	37,917
Institute Property	11/09/2017	Chicago	IL	Office	37,465	(838)	36,627
					$162,812	$(23,109)	$139,703
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of September 30, 2020, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands)(1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$65,159	44.2%	$5,585	$28.60	87.1%
The Offices at Greenhouse	Houston, TX	203,284	37,917	25.7%	4,206	20.69	100.0%
Institute Property	Chicago, IL	155,385	36,627	24.9%	3,748	27.78	86.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties held for investment are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2020, the leases had remaining terms, excluding options to extend, of up to 8.8 years with a weighted-average remaining term of 3.2 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.8 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020 and 2019, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(0.2) million and $0.4 million, respectively. As of September 30, 2020 and December 31, 2019, the cumulative deferred rent balance was $2.7 million and $3.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.2 million and $0.2 million of unamortized lease incentives as of September 30, 2020 and December 31, 2019, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
As of September 30, 2020, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

October 1, 2020 through December 31, 2020	$3,461
2021	12,718
2022	11,092
2023	8,498
2024	7,317
Thereafter	4,920
$48,006

As of September 30, 2020, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 21% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio held for investment, which expires on December 31, 2024, with two five-year extension options. As of September 30, 2020, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of September 30, 2020, the Company’s real estate properties held for investment were leased to 62 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	9	$4,980	36.8%
Computer system design and related services	2	1,358	10.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2020, no other tenant industries accounted for more than 10% of annualized base rent. During the nine months ended September 30, 2020 and 2019, the Company excluded from rental income $0.6 million and $0.5 million, respectively, related to lease payments that were deemed not probable of collection. During the nine months ended September 30, 2019, the Company recorded bad debt recovery of $27,000, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations. No bad debt expense or recovery was recorded during the nine months ended September 30, 2020.
Impairment of Real Estate
During the nine months ended September 30, 2020, the Company recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which the Company believes will result in additional challenges to release the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and many tenants have requested rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2020 and December 31, 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Cost	$11,222	$13,822	$213	$213	$(5,393)	$(6,213)
Accumulated Amortization	(6,031)	(6,818)	(115)	(93)	3,651	3,680
Net Amount	$5,191	$7,004	$98	$120	$(1,742)	$(2,533)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(470)	$(627)	$(7)	$(7)	$236	$308

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019
Amortization	$(1,559)	$(1,977)	$(22)	$(22)	$791	$981

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
5. REAL ESTATE SALES
During the nine months ended September 30, 2020, the Company sold one office property. The results of operations for the property sold during the nine months ended September 30, 2020 are included in continuing operations on the Company’s consolidated statements of operations. As of September 30, 2020, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to the property that was sold during the nine months ended September 30, 2020, which were included in continuing operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental income	$—	$572	$100	$1,682
Other operating income	—	17	—	59
Total revenues	$—	$589	$100	$1,741
Expenses
Operating, maintenance, and management	$—	$171	$41	$493
Property management fees and expenses to affiliate	—	8	1	25
Real estate taxes and insurance	—	77	15	226
Asset management fees to affiliate	—	55	10	163
General and administrative expenses	—	4	18	9
Depreciation and amortization	—	130	—	414
Interest expense	—	203	30	839
Total expenses	$—	$648	$115	$2,169

The following summary presents the major components of assets and liabilities related to real estate held for sale as of September 30, 2020 and December 31, 2019 (in thousands). No real estate properties were held for sale as of September 30, 2020:

	September 30, 2020	December 31, 2019
Assets related to real estate held for sale
Total real estate, at cost	$—	$20,602
Accumulated depreciation and amortization	—	(2,008)
Real estate held for sale, net	—	18,594
Other assets	—	760
Total assets related to real estate held for sale	$—	$19,354
Liabilities related to real estate held for sale
Total notes payable, net	$—	$13,948
Other liabilities	—	1,057
Total liabilities related to real estate held for sale	$—	$15,005

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
On June 28, 2019, the Company, through an indirect wholly owned subsidiary, and FGPH 210 W. Chicago LLC (the “JV Partner”), entered into a limited liability company agreement (the “JV Agreement”) to form a joint venture (the “Joint Venture”). Prior to entering into the Joint Venture, an affiliate of the JV Partner entered into a purchase and sale agreement to acquire an office property containing 16,239 rentable square feet located on approximately 8,072 square feet of land in Chicago, Illinois (“210 W. Chicago”), and such affiliate of the JV Partner assigned the purchase and sale agreement to the Joint Venture and the Joint Venture acquired 210 W. Chicago on June 28, 2019. The contractual purchase price of 210 W. Chicago was $5.4 million plus closing costs. The Joint Venture funded the purchase of 210 W. Chicago with a $3.8 million mortgage loan from an unaffiliated lender and with contributions from the Joint Venture members.
As of September 30, 2020, the Company and the JV Partner each owned a 50% equity interest in the Joint Venture, with the Company serving as the manager of the Joint Venture. Major decisions, as defined in the JV Agreement, required affirmative unanimous written consent. Income, losses and distributions were generally allocated based on the members’ respective equity interests. In accordance with the JV Agreement, if a cause event occurs (as defined in the JV agreement) or the members do not enter into a parking lot joint venture agreement prior to the expiration of the parking lot joint venture negotiation period and at any time during the 120 day period following the expiration of the parking lot joint venture negotiation period, the JV Partner may elect to exercise a call option to purchase the membership interest of the Company or a put option to sell its membership interest to the Company at an amount equal to 125% of unreturned capital contributions of the member’s interest being acquired.
The parking lot venture negotiation period expired on June 30, 2020. On September 4, 2020, the JV Partner exercised its put option available under the JV agreement. On October 5, 2020, the Company purchased the JV Partner’s 50% membership interest for $1.1 million and consolidated the Joint Venture as of that date.
During the three months ended September 30, 2020, the Company recorded an estimated loss of $0.3 million related to its obligation to satisfy the put option to the JV Partner, which was included in equity in loss of unconsolidated joint venture. The loss was estimated based on the expected loss to be recorded on consolidation of the entity, which was determined based on FASB ASC 810, Consolidation, guidance for initial consolidation of a variable interest entity that is not considered a business. The loss was estimated based on the difference between (a) the sum of the value of the consideration paid plus the carrying amount of the previously held interests in the entity and (b) the estimated fair values of the net assets held within the entity as of the consolidation date.
During the three and nine months ended September 30, 2020, the Company recognized $0.4 million and $0.8 million of equity loss, respectively, and $13,000 of equity income during the three and nine months ended September 30, 2019. Equity loss recognized during the nine months ended September 30, 2020 included $0.5 million of impairment related to the Company’s investment in the Joint Venture and $0.3 million of loss recorded related to the consolidation of the VIE as discussed above. The impairment was a result of the decline in fair value of the underlying 210 W. Chicago property due to changes in cash flow estimates including a change in leasing projections, which triggered future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in a decrease in projected rental rates as leases mature. Further, tenants at 210 W. Chicago have been adversely impacted by the measures put in place to control the spread of COVID-19 and many tenants have requested rent concessions as their businesses have been severely impacted. As of September 30, 2020, the book value of the Company’s investment in the Joint Venture was $0.5 million. As of September 30, 2020, the Company’s maximum loss exposure related to its investment in the Joint Venture was equal to the carrying value of its $0.5 million investment and the Company’s obligation of $1.1 million to satisfy the JV Partner’s put option pursuant to the JV Agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
7. NOTES PAYABLE
As of September 30, 2020 and December 31, 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of September 30, 2020 (1)	Effective Interest Rate at September 30, 2020 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR + 1.80%	3.74%	Interest Only	02/01/2023
Term Loan (4)	46,150	72,800	One-month LIBOR + 2.00%	4.07%	Interest Only	11/09/2020
Notes payable principal outstanding	$91,831	$118,481
Deferred financing costs, net	(348)	(620)
Notes payable, net	$91,483	$117,861
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2020. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2020, where applicable.
(2) Represents the maturity date as of September 30, 2020; subject to certain conditions, the maturity dates of the loans may be extended beyond the dates shown.
(3) As of September 30, 2020, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. As of September 30, 2020, $45.7 million of the Commonwealth Building Mortgage Loan was outstanding and $5.7 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) On January 17, 2020, in connection with the disposition of Von Karman Tech Center, pursuant to the terms of the Term Loan, the Company reduced the amount of the term commitment and revolving commitment to $39.4 million and $19.7 million, respectively. As of September 30, 2020, the outstanding balance under the Term Loan consisted of $39.4 million of term commitment and $6.7 million of revolving commitment. As of September 30, 2020, there were two one-year extension options remaining on the Term Loan. The Term Loan is secured by The Offices at Greenhouse Property and the Institute Property. Reductions in property values related to the impact of the COVID-19 pandemic may limit the Company’s ability to draw on the revolving commitment under the Term Loan due to covenants described in the loan agreement. Subsequent to September 30, 2020, the Company exercised its extension option under the Term Loan and extended the maturity date to November 9, 2021.
During the three and nine months ended September 30, 2020, the Company incurred $0.6 million and $4.3 million of interest expense, respectively. During the three and nine months ended September 30, 2019, the Company incurred $1.6 million and $6.1 million of interest expense, respectively. As of September 30, 2020 and December 31, 2019, $0.3 million and $0.4 million of interest expense were payable, respectively. Included in interest expense during the three and nine months ended September 30, 2020 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Included in interest expense during the three and nine months ended September 30, 2019 were $0.1 million and $0.3 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $19,000 and $2.1 million for the three and nine months ended September 30, 2020, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $0.2 million and $1.9 million for the three and nine months ended September 30, 2019, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2020 (in thousands):

October 1, 2020 through December 31, 2020 (1)	$46,150
2021	—
2022	—
2023	45,681
2024	—
Thereafter	—
$91,831
_____________________
(1) Subsequent to September 30, 2020, the Company exercised its extension option under the Term Loan and extended the maturity date to November 9, 2021.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2020 and December 31, 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2020		December 31, 2019			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2020
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	1.5

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		September 30, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	2	$(2,664)	2	$(1,503)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Income statement related
Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	$439	$21	$938	$(57)
Unrealized (gain) loss on interest rate swaps	(420)	222	1,161	1,949
Increase in interest expense as a result of derivatives	$19	$243	$2,099	$1,892

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
September 30, 2020
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2020 and December 31, 2019, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$91,831	$91,483	$90,589	$118,481	$117,861	$119,196

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of September 30, 2020, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(2,664)	$—	$(2,664)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
During the nine months ended September 30, 2020, the Company measured the following asset(s) at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$37,100	$—	$—	$37,100
Investment in unconsolidated joint venture (1)	$528	$—	$—	$528
_____________________
(1) Amount represents the fair value for a real estate asset or investment in unconsolidated joint venture impacted by an impairment charge during the nine months ended September 30, 2020, as of the date that the fair value measurement was made. The carrying value for the real estate asset or investment in unconsolidated joint venture may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the nine months ended September 30, 2020, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property include a discount rate of 7.50% and a terminal cap rate of 6.25%. See Note 3, “Real Estate Held for Investment - Impairment of Real Estate” for further discussion on the impaired real estate property. In addition, during the nine months ended September 30, 2020, the Company measured its investment in unconsolidated joint venture to its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of the underlying property of the investment include a discount rate of 10.00% and a terminal cap rate of 6.75%. See Note 6, “Investment in Unconsolidated Joint Venture” for further discussion.

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
September 30, 2020
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
During the nine months ended September 30, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2020 and 2019, and any related amounts payable as of September 30, 2020 and December 31, 2019 (in thousands).

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Expensed
Asset management fees (1)	$432	$483	$1,293	$1,412	$5,464	$4,171
Reimbursement of operating expenses (2)	80	49	232	139	25	29
Property management fees (3)	32	40	102	122	3	14
Disposition fees (4)	—	—	381	—	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	—	—	1,338	1,338
	$544	$572	$2,008	$1,673	$6,830	$5,552
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of September 30, 2020, the Company had accrued and deferred payment of $5.5 million of asset management fees related to October 2017 through September 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $80,000 and $232,000 for the three and nine months ended September 30, 2020, respectively, and $49,000 and $139,000 for the three and nine months ended September 30, 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2020 and 2019, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2020 exceeded the charter-imposed limitation; however, the Company’s conflicts committee determined that the relationship of the Company’s operating expenses to its average invested assets was justified as the Company is now entering its liquidation stage and has incurred additional legal and financial advisor expenses as a result and has already sold one of its real estate properties.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of September 30, 2020, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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
September 30, 2020
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2020
(unaudited)
Through September 30, 2020, the Advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on the Company’s behalf in connection with the Public Offering of approximately $4.4 million. As of September 30, 2020, the Company had recorded $39,000 of organization and other offering expenses related to the Public Offering, which amount represents the Company’s maximum liability for organization and other offering costs as of September 30, 2020 based on the limitations described above. As of September 30, 2020, the Company had recorded $1.5 million of organization and other offering costs related to the Initial Private Offering. Organization costs were expensed as incurred and offering costs are deferred and charged to stockholders’ equity as such amounts were reimbursed to the Advisor, the Dealer Manager or their affiliates from the gross proceeds of the applicable offering.
As of September 30, 2020, the Advisor had incurred $5.5 million in offering expenses related to the Second Private Offering.

11. PRO FORMA FINANCIAL INFORMATION
The following unaudited pro forma information for the three and nine months ended September 30, 2020 and 2019 has been prepared to give effect the disposition of Von Karman Tech Center on January 17, 2020, as if the disposition occurred on January 1, 2019. These unaudited pro forma financial statements are prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the disposition of Von Karman Tech Center been consummated as of January 1, 2019 (in thousands, except share and per share amounts).

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$4,058	$4,773	$13,243	$13,773
Net loss	$(1,501)	$(1,148)	$(6,415)	$(5,046)
Net loss per common share, basic and diluted	$(0.15)	$(0.11)	$(0.63)	$(0.51)

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
September 30, 2020
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
Distributions Authorized
On November 10, 2020, the Company’s board of directors authorized a quarterly distribution in the amount of $0.04215000 per share of common stock to stockholders of record as of the close of business on November 13, 2020, which the Company expects to pay in November 2020.

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
•As of September 30, 2020, we had a limited portfolio of three real estate investments and one investment in an unconsolidated joint venture, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through September 30, 2020 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee from October 2017 through September 2020. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations may be adversely affected.

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
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2020 was $1.0 million in the aggregate, of which $0.2 million was used for such special redemptions from January through July 2020. On August 5, 2020, our board of directors established a new dollar amount limitation under our share redemption program for the remainder of the calendar year 2020 of $200,000. This reduced dollar amount limitation was effective for and included redemptions for the month of August 2020. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
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
We sold 122,721 and 270,415 shares of Class A and Class T common stock in the initial primary public offering, respectively, for aggregate gross offering proceeds of $3.9 million. We sold 883,256 and 41,030 shares of Class A and Class T common stock under our distribution reinvestment plan, respectively, for aggregate gross offering proceeds of $8.5 million.
On October 3, 2017, we launched a second private placement offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act pursuant to which offered a maximum of $1,000,000,000 in shares of our Class A common stock to accredited investors. Prior to the launch of the second private placement offering, on September 29, 2017, we entered into a dealer manager agreement (the “NCPS Dealer Agreement”) with KBS Capital Advisors and North Capital Private Securities Corporation (“NCPS”) in connection with the second private placement offering. In December 2019, in connection with its consideration of strategic alternatives for us, our board of directors determined to suspend the second private offering and terminated the second private offering on August 5, 2020. We sold 612,272 shares of Class A common stock in the second private offering for aggregate gross offering proceeds of $5.5 million.
As of September 30, 2020, we had redeemed 446,853 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of September 30, 2020, we owned three office buildings and had made an investment in an unconsolidated joint venture.
On November 7, 2018, our board of directors formed a special committee comprised of the independent directors to evaluate various strategic alternatives. With input from KBS Capital Advisors, and with the assistance of its own independent financial advisor, the special committee conducted a detailed assessment of our portfolio, taking into account the prevailing conditions of the real estate and financial markets and the economic conditions in the submarkets where our properties are located, the minimal amount of capital raised in our offerings, which was substantially impacted by regulatory changes, and subsequent inability to acquire a diverse portfolio of investments resulting in the fixed costs associated with managing a public REIT and the portfolio of real estate investments being a greater percentage of our net operating income. Based upon the special committee’s assessment and recommendation, in August of 2020, our board of directors determined that it is in our best interests and that of our stockholders to pursue a liquidation strategy through asset sales. Following this determination, the special committee directed KBS Capital Advisors, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by our board of directors and submission to our stockholders. We initially expected to present a plan of liquidation for a vote of our stockholders within six months from our determination to pursue a liquidation strategy. However, as a result of the current adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of our properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic, our board of directors believes it is in the best interest of our stockholders to delay any proposal to liquidate. We remain committed to pursuing a liquidation strategy when market conditions improve.
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
Volatility in global financial markets, changing political environments and civil unrest can cause fluctuations in the performance of the U.S. commercial real estate markets.  Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. Most recently, the outbreak of COVID-19 has had a negative impact on the real estate market as discussed below.
COVID-19 Pandemic and Portfolio Outlook
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted with various containment and mitigation efforts, including instituting quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.
Many of our tenants have suffered reductions in revenue. Some of our tenants have sought rent deferrals or abatements and, depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. Rent collections for the third quarter of 2020 were 89%. Further, since October 1, 2020, we had received additional short-term rent relief requests from a few tenants, in the form of rent deferral requests or abatements, which we are evaluating on an individual basis. Prior rent relief arrangements have been, and any future rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental income for the fourth quarter of 2020 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. In response to a decrease in cash flow projections as a result of changes in leasing projections due in part to the impact of COVID-19 on our leasing efforts and perceived ability to collect rent from tenants at one of our wholly owned properties and at the property owned by our joint venture, during the nine months ended September 30, 2020, we recognized impairment charges at the Institute Property and equity in loss of unconsolidated joint venture, which included an impairment related to the property owned by the joint venture.

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
The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants remains uncertain and cannot be predicted with confidence and will depend on the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows. In response to the uncertainty caused by the ongoing COVID-19 pandemic and its uncertain impact on our operations and those of our tenants, our board of directors has determined to adjust our distribution policy. Commencing with the fourth quarter of 2020, our board of directors expects to consider and declare quarterly distributions based on a single quarterly record date.
Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. We believe the current challenging economic circumstances will be a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which we believe will be more difficult as a result of the impacts of COVID-19 on the economy. While the majority of our tenants have continued to pay rent, the weakening macroeconomic conditions have negatively impacted many of our tenants. As of September 30, 2020, our portfolio was 91.5% occupied with a weighted-average lease term of 3.2 years. Due to the impact of COVID-19, we believe the leasing environment will be challenged in the short-term and the time to lease up and stabilize a property will be extended. More specifically, our office property in Chicago will likely take more time to stabilize than previously anticipated.

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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of September 30, 2020, we had mortgage debt obligations in the aggregate principal amount of $91.8 million and our aggregate borrowings were approximately 60% of our net assets before deducting depreciation and other non-cash reserves. As of September 30, 2020, we had $13.0 million of revolving debt available for immediate future disbursement, subject to certain conditions set forth in the loan agreements. Reductions in property values related to the impact of the COVID-19 pandemic may limit our ability to draw on the revolving commitment under our term loan due to covenants described in the loan agreement.
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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. Through August 8, 2017, the asset management fee payable to our advisor was a monthly fee equal to one-twelfth of 1.6% of the cost of our investments, less any debt secured by or attributable to our investments. As of August 9, 2017, the asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 30, 2020. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2020 exceeded the charter-imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified as we are now entering our liquidation stage and have incurred additional legal and financial advisor expenses as a result and have already sold one of our real estate properties.
Cash Flows from Operating Activities
As of September 30, 2020, we owned three office properties and had made an investment in an unconsolidated joint venture. During the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $1.7 million and $2.1 million, respectively. We expect cash flows provided by operating activities to decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent.
Cash Flows from Investing Activities
Net cash provided by investing activities was $22.3 million for the nine months ended September 30, 2020 and consisted of the following:
•$23.6 million of net proceeds from the sale of Von Karman Tech Center; offset by
•$1.3 million of cash used for improvements to real estate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, net cash used in financing activities was $28.1 million and consisted primarily of the following:
•$26.7 million of principal payments on notes payable;
•$1.2 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.5 million; and
•$0.2 million of payments to redeem common stock.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2020 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2020	2021-2022	2023-2024
Outstanding debt obligations (1)	$91,831	$46,150	$—	$45,681
Interest payments on outstanding debt obligations (2)	$5,630	$877	$4,671	$82
_____________________
(1) Amounts include principal payments only. Subsequent to September 30, 2020, the Company exercised its extension option under its term loan and extended the maturity date to November 9, 2021.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of September 30, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps). We incurred interest expense of $2.9 million, excluding amortization of deferred financing costs totaling $0.2 million and unrealized losses on derivative instruments of $1.2 million during the nine months ended September 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2019, we owned four office properties and an investment in an unconsolidated joint venture. Subsequent to September 30, 2019, we sold one office property. As a result, as of September 30, 2020, we owned three office properties and had made an investment in an unconsolidated joint venture. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2020 and 2019 (dollar amounts in thousands):
Comparison of the three months ended September 30, 2020 versus the three months ended September 30, 2019

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$4,005	$5,294	$(1,289)	(24)%	$(572)	$(717)
Other operating income	53	68	(15)	(22)%	(17)	2
Operating, maintenance and management costs	912	1,121	(209)	(19)%	(171)	(38)
Property management fees and expenses to affiliate	32	40	(8)	(20)%	(8)	—
Real estate taxes and insurance	590	715	(125)	(17)%	(77)	(48)
Asset management fees to affiliate	432	483	(51)	(11)%	(55)	4
General and administrative expenses	652	491	161	33%	n/a	n/a
Depreciation and amortization	1,933	2,153	(220)	(10)%	(130)	(90)
Interest expense	607	1,596	(989)	(62)%	(203)	(786)
Interest and other income	1	17	(16)	(94)%	n/a	n/a
Equity in (loss) income of unconsolidated joint venture	(402)	13	(415)	(3,192)%	n/a	n/a
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 related to real estate investments disposed of on or after July 1, 2019.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $5.3 million for the three months ended September 30, 2019 to $4.0 million for the three months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020, a decrease in occupancy rate due to lease expirations and increase in the write-off of receivables deemed not probable of collection during the three months ended September 30, 2020 as a result of the COVID-19 pandemic at properties held throughout both periods. We expect rental income to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the outbreak of COVID-19. See “- Liquidity and Capital Resources” for our discussion on the impact on our business as a result of the outbreak of COVID-19.
Operating, maintenance, and management costs decreased from $1.1 million for the three months ended September 30, 2019 to $0.9 million for the three months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect operating, maintenance, and management costs to fluctuate based on the occupancy at our existing properties.
Real estate taxes and insurance decreased from $0.7 million for the three months ended September 30, 2019 to $0.6 million for the three months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020 and an increase in a property tax refund received during the three months ended September 30, 2020 at a property held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Asset management fees to affiliate decreased slightly from $0.5 million for the three months ended September 30, 2019 to $0.4 million for the three months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. Asset management fees beginning October 2017 through September 30, 2020 were accrued but payment was deferred by our advisor. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of September 30, 2020, we had accrued and deferred payment of $5.5 million of asset management fees related to October 2017 through September 30, 2020.
General and administrative expenses increased from $0.5 million for the three months ended September 30, 2019 to $0.7 million for the three months ended September 30, 2020, primarily due to an increase in legal fees related to our plan of liquidation, partially offset by professional fees incurred related to the assessment of strategic alternatives during the three months ended September 30, 2019.
Depreciation and amortization decreased from $2.2 million for the three months ended September 30, 2019 to $1.9 million for the three months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $1.6 million for the three months ended September 30, 2019 to $0.6 million for the three months ended September 30, 2020. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, interest expense (including gains and losses) incurred as a result of our derivative instruments, increased interest expense by $19,000 and $0.2 million, respectively. The decrease in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, a decrease in one-month LIBOR and its impact on interest expense related to our variable rate debt and a decrease in interest expense due to principal pay downs in connection with disposition of Von Karman Tech Center on January 17, 2020. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the three months ended September 30, 2020, we recognized $0.4 million of equity loss in unconsolidated joint venture, which included $0.3 million of loss recorded related to a put option exercised by the 210 W. Chicago joint venture partner, which required us to acquire the joint venture partner’s 50% equity interest for $1.1 million on October 5, 2020 pursuant to the joint venture agreement. During the three months ended September 30, 2019, we recognized $13,000 of equity in income of unconsolidated joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2020 versus the nine months ended September 30, 2019

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$13,212	$15,289	$(2,077)	(14)%	$(1,582)	$(495)
Other operating income	131	225	(94)	(42)%	(59)	(35)
Operating, maintenance and management costs	2,774	3,411	(637)	(19)%	(452)	(185)
Property management fees and expenses to affiliate	102	122	(20)	(16)%	(24)	4
Real estate taxes and insurance	2,029	2,234	(205)	(9)%	(211)	6
Asset management fees to affiliate	1,293	1,412	(119)	(8)%	(153)	34
General and administrative expenses	1,785	1,296	489	38%	n/a	n/a
Depreciation and amortization	6,089	6,522	(433)	(7)%	(414)	(19)
Interest expense	4,344	6,054	(1,710)	(28)%	(809)	(901)
Impairment charges on real estate	5,750	—	5,750	100%	—	5,750
Interest and other income	14	50	(36)	(72)%	n/a	n/a
Gain on sale of real estate, net	5,245	—	5,245	100%	5,245	—
Equity in (loss) income of unconsolidated joint venture	(837)	13	(850)	(6,538)%	n/a	n/a
Loss from extinguishment of debt	(29)	—	(29)	(100)%	(29)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 related to real estate investments disposed of on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $15.3 million for the nine months ended September 30, 2019 to $13.2 million for the nine months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020, and an increase in the write-off of receivables deemed not probable of collection during the nine months ended September 30, 2020 as a result of the COVID-19 pandemic at properties held throughout both periods. We expect rental income to decrease in future periods due to the sale of Von Karman Tech Center and to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the outbreak of COVID-19. See “- Liquidity and Capital Resources” for our discussion on the impact on our business as a result of the outbreak of COVID-19.
Operating, maintenance, and management costs decreased from $3.4 million for the nine months ended September 30, 2019 to $2.8 million for the nine months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020 and a decrease in repair and maintenance costs at properties held throughout both periods. We expect operating, maintenance, and management costs to decrease in future periods due to the sale of Von Karman Tech Center and to fluctuate based on the occupancy at our existing properties.
Real estate taxes and insurance decreased from $2.2 million for the nine months ended September 30, 2019 to $2.0 million for the nine months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect real estate taxes and insurance to decrease in future periods due to the sale of Von Karman Tech Center and to increase in future periods as a result of general inflation and general increases due to future property tax reassessments.
Asset management fees to affiliate decreased slightly from $1.4 million for the nine months ended September 30, 2019 to $1.3 million for the nine months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect asset management fees to decrease in future periods due to the sale of Von Karman Tech Center and to increase in future periods as a result of any improvements we make to our properties. As of September 30, 2020, we had accrued and deferred payment of $5.5 million of asset management fees related to October 2017 through September 30, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
General and administrative expenses increased from $1.3 million for the nine months ended September 30, 2019 to $1.8 million for the nine months ended September 30, 2020, primarily due to expensing of pre-development costs for a real estate project and an increase in legal fees related to our plan of liquidation, partially offset by professional fees incurred related to the assessment of strategic alternatives during the nine months ended September 30, 2019.
Depreciation and amortization decreased from $6.5 million for the nine months ended September 30, 2019 to $6.1 million for the nine months ended September 30, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect depreciation and amortization to decrease in future periods due to the sale of Von Karman Tech Center and to increase in future periods as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $6.1 million for the nine months ended September 30, 2019 to $4.3 million for the nine months ended September 30, 2020. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, interest expense (including gains and losses) incurred as a result of our derivative instruments, increased interest expense by $2.1 million and $1.9 million, respectively. The decrease in interest expense is primarily due to principal pay downs in connection with disposition of Von Karman Tech Center on January 17, 2020 and a decrease in one-month LIBOR and its impact on interest expense related to our variable rate debt, offset by an increase in interest expense due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect interest expense to decrease in the future as a result of principal pay downs in connection with the sale of Von Karman Tech Center. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the nine months ended September 30, 2020, we recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which we believe will result in additional challenges to release the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and many tenants have requested rent concessions as their businesses have been severely impacted. We did not record any impairment charges on our real estate properties during nine months ended September 30, 2019.
We recognized a gain on sale of real estate of $5.2 million related to disposition of Von Karman Tech Center during the nine months ended September 30, 2020. We did not recognize any gain on sale of real estate during the nine months ended September 30, 2019.
During the nine months ended September 30, 2020, we recognized $0.8 million of equity in loss of unconsolidated joint venture, which included $0.5 million of impairment related to our investment in the joint venture and $0.3 million of loss recorded related to a put option exercised by the 210 W. Chicago joint venture partner, which required us to acquire the joint venture partner’s 50% equity interest for $1.1 million on October 5, 2020 pursuant to the joint venture agreement. During the nine months ended September 30, 2019, we recognized $13,000 of equity in income of unconsolidated joint venture.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Funds from Operations and Modified Funds from Operations
We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of an equity REIT. We compute FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. FFO represents net income, excluding gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), gains and losses from change in control, impairment losses on real estate assets, depreciation and amortization of real estate assets, and adjustments for unconsolidated partnerships and joint ventures. We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(1,501)	$(1,207)	$(6,430)	$(5,474)
Depreciation of real estate assets	1,100	1,098	3,341	3,206
Amortization of lease-related costs	833	1,055	2,748	3,316
Impairment charges on real estate	—	—	5,750	—
Gain on sale of real estate, net	—	—	(5,245)	—
Adjustment for investment in unconsolidated joint venture (1)	17	37	611	37
Remeasurement loss on unconsolidated joint venture (2)	304	—	304	—
FFO	753	983	1,079	1,085
Straight-line rent and amortization of above- and below-market leases, net	(116)	(661)	(539)	(1,406)
Unrealized (gain) loss on derivative instruments	(420)	222	1,161	1,949
Loss from extinguishment of debt	—	—	29	—
Adjustment for investment in unconsolidated joint venture (1)	(3)	(5)	(11)	(5)
MFFO	$214	$539	$1,719	$1,623
_____________________
(1) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO for our equity investment in unconsolidated joint venture.
(2) Reflects the remeasurement loss as a result of a change in control upon our purchase of the JV Partner’s 50% equity interest in the 210 W. Chicago Joint Venture on October 5, 2020, but was recognized as of September 30, 2020 as the loss was deemed probable.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Through September 30, 2020, our advisor and its affiliates had incurred organization and other offering costs (which exclude selling commissions, dealer manager fees and stockholder servicing fees) on our behalf in connection with the initial public offering of approximately $4.4 million. As of September 30, 2020, we recorded $39,000 of organization and other offering expenses related to the initial public offering, which amounts represent our maximum liability for organization and other offering costs as of the termination of our primary initial public offering based on the limitation described above.
As of September 30, 2020, KBS Capital Advisors had incurred $5.5 million in offering expenses on our behalf related to the second private placement offering. Our advisor has agreed to pay these expenses on our behalf without reimbursement by us.

Distributions
During our offering stage, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2020 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flow from Operating Activities
Period				Cash	Reinvested	Total
First Quarter 2020	$644	$0.063	$0.063	$627	$269	$896	$(594)
Second Quarter 2020	643	0.063	0.063	453	190	643	1,350
Third Quarter 2020	—	—	—	152	63	215	958
	$1,287	$0.126	$0.126	$1,232	$522	$1,754	$1,714
_____________________
(1) Distributions for the periods from January 1, 2020 through June 30, 2020 were calculated at a monthly rate of $0.02107500 per share. Commencing with the fourth quarter of 2020, our board of directors expects to consider and declare quarterly distributions based on a single quarterly record date.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Distributions for the periods from January 1, 2020 through June 30, 2020 were paid on a monthly basis. In general, distributions for all record dates of a given month were paid on or about the first business day of the following month.
For the nine months ended September 30, 2020, we paid aggregate distributions of $1.7 million, including $1.2 million of distributions paid in cash and $0.5 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2020 was $6.4 million. FFO for the nine months ended September 30, 2020 was $1.1 million and cash flows provided by operations for the nine months ended September 30, 2020 was $1.7 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $0.8 million of current period cash flows from operations, $0.5 million of cash flows from operations in excess of distributions paid from prior periods and $0.4 million of net proceeds from the sale of real estate. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Our board of directors has determined to adjust our distribution policy in response to the ongoing uncertainty caused by the COVID-19 pandemic and its uncertain impact on our operations and those of our tenants. Commencing with the fourth quarter of 2020, our board of directors expect to consider and declare quarterly distributions based on a single quarterly record date.

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
Distributions Authorized
On November 10, 2020, our board of directors authorized a quarterly distribution in the amount of $0.04215000 per share of common stock to stockholders of record as of the close of business on November 13, 2020, which the we expect to pay in November 2020.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At September 30, 2020, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At September 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $13.3 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt. Based on interest rates as of September 30, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2021, interest expense on our variable rate debt would increase or decrease by $0.1 million.
The weighted average interest rate of our variable rate debt at September 30, 2020 was 3.9%. The interest rate represents the actual interest rate in effect at September 30, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2020 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations and our distributions at the current rate may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through September 30, 2020, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our or our tenants’ business, financial condition, results of operations and cash flows and the markets and communities in which we and our tenants operate.
Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak continues to evolve and many countries, states and localities, including states and localities in the United States, have reacted by instituting measures to help control the spread of the virus, including quarantines, “shelter-in-place” and “stay-at-home” orders, travel restrictions, restrictions on businesses and school closures. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. The COVID-19 pandemic has triggered a period of global economic slowdown. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact of COVID-19.
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
•businesses evolving to make work-from-home environments, such as employee telecommuting, flexible work schedules, open workplaces or teleconferencing, increasingly common, which could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations;
•disruption in supply and delivery chains;
•a general decline in business activity and demand for real estate; especially office properties;
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

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations or the global economy as a whole. Nevertheless, many of our tenants have suffered reductions in revenue. Some of our tenants have sought rent deferrals or abatements and, depending upon the duration of the pandemic, the quarantines and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. In addition, reductions in property values related to the impact of the COVID-19 pandemic may limit our ability to draw on the revolving commitment under our term loan due to covenants described in the loan agreement. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.
Social, political, and economic instability, unrest, and other circumstances beyond our control could adversely affect our and our tenants’ business operations and the value of our real estate properties.
Our business and our tenants’ businesses may be adversely affected by social, political, and economic instability, unrest, or disruption in a geographic region in which we or they operate, regardless of cause, including protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and political unrest. Such events may result in restrictions, curfews, or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our and our tenants’ financial condition and operations and may cause the value of our real estate properties to decrease.
There have been recent demonstrations and protests in cities throughout the U.S. and globally in connection with civil rights, liberties, and social and governmental reform. While protests have been peaceful in many locations, looting, vandalism, and fires have taken place in several cities, including Portland and Chicago, where several of our properties are located. Government actions in an effort to protect people and property, including curfews and restrictions on business operations, may disrupt operations. In addition, action resulting from such social or political unrest may pose significant risks to our and our tenants’ personnel, facilities, and operations. The effect and duration of the demonstrations, protests, or other factors is uncertain, and we cannot assure there will not be further political or social unrest in the future or that there will not be other events that could lead to the disruption of social, political, and economic conditions. If such events or disruptions persist for a prolonged period of time, our and our tenants’ overall business and results of operations may be adversely affected and the value of our real estate properties may decrease.

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
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by our board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. Initially, the dollar amount limitation for special redemptions for the calendar year 2020 was $1.0 million in the aggregate, as may be reviewed and adjusted from time to time by our board of directors. On August 5, 2020, our board of directors established a new dollar amount limitation under our share redemption program for the remainder of the calendar year 2020 of $200,000. This reduced dollar amount limitation was effective for and included redemptions for the month of August 2020.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity and Use of Proceeds (continued)
During the nine months ended September 30, 2020, redemptions under our share redemption program were funded with existing cash on hand and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	—	$—	(2)
February 2020	—	$—	(2)
March 2020	—	$—	(2)
April 2020	16,905	$8.43	(2)
May 2020	—	$—	(2)
June 2020	6,831	$8.43	(2)
July 2020	—	$—	(2)
August 2020	554	$8.43	(2)
September 2020	277	$8.43	(2)
Total	24,567
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the redemption limitation described above and redemptions through September 30, 2020, we may redeem up to $193,000 of shares in connection with special redemptions for the remainder of 2020.

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

4.4	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 10, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	November 12, 2020	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 12, 2020	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)