Form 10-K
period 2020-12-31
KBS Growth & Income REIT, Inc.
filed 2021-03-11
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes   ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 4, 2019, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2019 of $8.43. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 4, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019. On December 7, 2020, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2020 of $4.90. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 7, 2020, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 9,809,202 shares of Class A common stock and 310,418 of Class T common stock held by non-affiliates as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 8, 2021, there were 9,873,729 outstanding shares of Class A common stock and 310,974 outstanding shares of Class T common stock of the Registrant.

FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Growth & Income REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies, and prospects and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K (the “Annual Report”).

SUMMARY RISK FACTORS
The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows and an investment in our common stock. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus disease (“COVID-19”) pandemic.
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
•As of December 31, 2020, we had a limited portfolio of four real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through December 31, 2020 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee from October 2017 through December 2020. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and distributions may be adversely affected.

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
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2020 was $1.0 million in the aggregate, of which $0.2 million was used for such special redemptions from January through July 2020. On August 5, 2020, our board of directors established a new dollar amount limitation under our share redemption program for the remainder of the calendar year 2020 of $200,000. As of December 31, 2020, we had $193,000 remaining of the $200,000 limit. On December 7, 2020, our board of directors established an annual limitation for 2021 of $250,000 in the aggregate. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.

PART I

ITEM 1. BUSINESS
Overview
KBS Growth & Income REIT, Inc. (the “Company”) is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015 and it intends to continue to operate in such a manner. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Growth & Income Limited Partnership, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement. KBS Capital Advisors manages our operations and our portfolio of core real estate properties. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. We have no paid employees.
We commenced capital raising activities in June 2015 with a private placement offering exempt from registration that terminated in April 2016. Immediately following the termination of our private offering, we launched an initial public offering, the primary portion of which terminated in June 2017, with the distribution reinvestment plan offering terminating in August 2020. KBS Capital Markets Group LLC served as dealer manager for the offerings.
In October 2017, we launched a second private placement offering that was suspended in December 2019 and formally terminated in August 2020. We engaged an unaffiliated third-party to act as dealer manager for our second private offering. We raised $94.7 million through the sale of our common stock in our offerings.
As of December 31, 2020, we had redeemed 446,853 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of December 31, 2020, we owned four office buildings.
On November 7, 2018, our board of directors formed a special committee comprised of the independent directors to evaluate various strategic alternatives. With input from KBS Capital Advisors, and with the assistance of its own independent financial advisor, the special committee conducted a detailed assessment of our portfolio, taking into account the prevailing conditions of the real estate and financial markets and the economic conditions in the submarkets where our properties are located, the minimal amount of capital raised in our offerings, which was substantially impacted by regulatory changes, and subsequent inability to acquire a diverse portfolio of investments resulting in the fixed costs associated with managing a public REIT and the portfolio of real estate investments being a greater percentage of our net operating income. Based upon the special committee’s assessment and recommendation, in August of 2020, our board of directors determined that it is in our best interests and that of our stockholders to pursue a liquidation strategy through asset sales. Following this determination, the special committee directed KBS Capital Advisors, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by our board of directors and submission to our stockholders. We initially expected to present a plan of liquidation for a vote of our stockholders within six months from our determination to pursue a liquidation strategy. However, as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of our properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic, our board of directors believes it is in the best interest of our stockholders to delay any proposal to liquidate. We remain committed to pursuing a liquidation strategy when market conditions improve.
We elected to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ended December 31, 2015. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and cash available for distribution to our stockholders. However, we are organized and expect to continue to operate in a manner that will enable us to continue to qualify for treatment as a REIT for federal income tax purposes.
Objectives and Strategies
Our primary investment objectives are to preserve and return our stockholders’ capital contributions and to provide our stockholders with attractive and stable cash distributions. We will also seek to realize growth in the value of our investments by timing asset sales to maximize asset value.

2020 Portfolio Highlights
In January 2020, we completed the sale of Von Karman Tech Center to an unaffiliated third party for $25.4 million, before third-party closing costs of approximately $0.4 million and excluding the $0.4 million disposition fee payable to our advisor. In connection with the disposition of Von Karman Tech Center, we repaid $13.7 million of the outstanding principal balance due under its term loan (the “Term Loan”) and Von Karman Tech Center was released as security from the Term Loan. In addition, pursuant to the terms of the Term Loan, we reduced the amount of the revolving commitment and term commitment to $19.7 million and $39.4 million, respectively.
In June 2019, we, through an indirect wholly owned subsidiary, and FGPH 210 W. Chicago LLC (the “JV Partner”), entered into a limited liability company agreement (the “JV Agreement”) to form a joint venture (the “Joint Venture”). The Joint Venture acquired an office property containing 16,239 rentable square feet located on approximately 8,072 square feet of land in Chicago, Illinois (“210 W. Chicago”), on June 28, 2019. In September 2020, the JV Partner exercised its put option available under the JV Agreement. In October 2020, we purchased the JV Partner’s 50% membership interest for $1.1 million and consolidated the Joint Venture.
Real Estate Portfolio
We have invested in core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. Our core focus in the U.S. office sector has reflected a value-creating core strategy, which is also known as a core-plus strategy. In many cases, these core properties have slightly higher (10% to 20%) vacancy rates and/or higher near-term lease rollover at acquisition than more conservative value-maintaining core properties. These characteristics provide us with opportunities to lease space at higher rates, especially in markets with increasing absorption, or to re-lease space in these properties at higher rates, bringing below-market rates of in-place expiring leases up to market rates. Many of these properties will require a moderate level of additional investment for capital expenditures and tenant improvement costs in order to improve or rebrand the properties and increase rental rates. Thus, we believe these properties provide an opportunity for us to achieve more significant capital appreciation if we are successful in increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects.
We acquired our first real estate property on August 12, 2015. As of December 31, 2020, our real estate portfolio held for investment was composed of four office buildings containing 599,030 rentable square feet, which were collectively 90% occupied. For more information on our real estate investments, including tenant information, see Part I, Item 2, “Properties.”

The following charts illustrate the geographic diversification of our real estate properties held for investment based on total leased square feet and total annualized base rent as of December 31, 2020:
Leased Square Feet

Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 58% of our total annualized base rent as of December 31, 2020. The chart below illustrates the diversity of tenant industries in our real estate portfolio held for investment based on total annualized base rent as of December 31, 2020:
Annualized Base Rent (1)

Management Consulting Services 5%
Public Administration 5%
Accommodation and Food Services 4%
Arts, Entertainment, and Recreation 4%
Advertising, Public Relations, and Related Services 4%
Retail Trade 7%
Manufacturing 4%
Information 7%
Computer Systems Design and Related Services 9%
Other * 14%
Professional, Scientific, and Technical Services 37%

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
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
We expect to borrow funds at fixed and variable rates. As of December 31, 2020, we had debt obligations in the aggregate principal amount of $97.0 million, with a weighted-average remaining term of 1.54 years. We have a total of $97.0 million of variable rate notes payable. Of the variable rate debt outstanding, approximately $78.5 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rate of our variable rate debt as of December 31, 2020 was 3.9%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2020, where applicable.

We have tried to spread the maturity dates of our debt to minimize maturity and refinance risk in our portfolio. In addition, a majority of our debt allows us to extend the maturity dates, subject to certain conditions contained in the applicable loan documents. Although we believe we will satisfy the conditions to extend the maturity of our debt obligations, we can give no assurance in this regard. The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2020 (in thousands):

2021	$47,650
2022	203
2023	45,889
2024	3,252
2025	—
Thereafter	—
$96,994

We expect our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), or effectively 75% of the cost of our tangible assets, though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2020, our aggregate borrowings were approximately 60% of our net assets before deducting depreciation and other non-cash reserves.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including management of the daily operations, leasing and disposition of our portfolio; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
Competitive Market Factors
The U.S. commercial real estate leasing markets remain competitive. We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our stockholders may be adversely affected.
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
Industry Segments
As of December 31, 2020, we had invested in four office buildings. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations or the global economy as a whole. Nevertheless, many of our tenants have suffered reductions in revenue. From March 2020 through December 31, 2020, we granted rent relief to eight tenants as a result of the pandemic. Depending upon the duration of the pandemic, the quarantines and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. As of December 31, 2020, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.1 million in rental abatements. As of December 31, 2020, these lease concessions did not have a material impact on our balance sheet as of December 31, 2020 or consolidated statements of operations for the year ended December 31, 2020. Subsequent to December 31, 2020, we have not seen a material impact on our rent collections. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Several tenants at our Commonwealth Building have given notice of non-renewal of their leases. In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. During the year ended December 31, 2020, we recognized impairment charges of $5.8 million at the Institute Property and $0.8 million of equity in loss of unconsolidated joint venture, which included an impairment related to the property then-owned by the joint venture. We expect longer lease-up periods and a decrease in rental rates and believe the COVID-19 pandemic will cause additional challenges to release the vacant space. In addition, reductions in property values related to the impact of the COVID-19 pandemic have reduced our availability to draw on the revolving commitment and may limit our ability to exercise our extension option under our term loan due to covenants described in the loan agreement. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.
No public trading market for our shares currently exists. Therefore, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, they will likely sell them at a loss.
No public market currently exists for our shares, and we have no plans to list our shares on a national securities exchange. Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date or at all, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date or at all. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Moreover, our share redemption program is only available for special redemptions, subject to an annual dollar limitation of $250,000 for 2021, includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to our stockholders. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a loss. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. Investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of our shares.
Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”), subject to an annual dollar limitation. We can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
Our share redemption program only provides for special redemptions. Such special redemptions are subject to an annual dollar limitation. On December 7, 2020, our board of directors approved an annual dollar limitation of $250,000 in the aggregate for the calendar year 2021. Such redemptions are further subject to the other limitations described in the share redemption program. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and may be adjusted from time to time.
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

We have a limited portfolio of four real estate investments which may cause the value of our stockholders’ investment in us to fluctuate with the performance of these specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue.
We have a limited real estate portfolio of four office buildings and as a result, it is likely that any single property’s performance will adversely affect our profitability. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. We have certain fixed operating expenses which will constitute a greater percentage of gross income, reducing our net income and cash flow and limiting our ability to pay distributions to our stockholders.
Our investment portfolio has limited diversification and downturns relating to certain industries or business sectors or affecting certain tenants may have a more significant adverse impact on our assets and our ability to pay distributions than if we had a more diversified investment portfolio.
We have a limited real estate portfolio of four office buildings. As a result, we rely on a limited number of tenants which may be concentrated in a limited number of industries or business sectors. One of our tenants in the engineering industry represented 21% of our annualized base rent, and 23% of the total rentable square feet of our real estate portfolio held for investment, as of December 31, 2020. Because our portfolio is concentrated in limited industries or business sectors, downturns relating generally to such region, industry or business sector specifically affecting significant tenants may result in defaults on our investments, which may reduce our net income and the value of our common stock and accordingly limit our ability to pay distributions to our stockholders.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect or business and our ability to pay distributions to our stockholders.
We seek to renew our leases in the ordinary course of our business. However, we cannot assure our stockholders that we will be able to renew leases or re-lease space at rates equal to or above the current lease rate or at all. Approximately 15.1% of our annualized base rent and 14.6% of the total leased square feet of our real estate portfolio held for investment, each as of December 31, 2020, is expiring in 2021. Our inability to renew or re-lease our space could adversely impact our financial condition, results of operations, cash flow and our ability to pay distributions to our stockholders.
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
We may not be able to pay distributions solely from our cash flow from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor. Our distributions paid through December 31, 2020 have been paid from cash flows from operations, advances from our advisor and debt financing and we expect that in the future we may not pay distributions solely from our cash flow from operations.
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
For the year ended December 31, 2020, we paid aggregate distributions of $2.2 million, including $1.7 million of distributions paid in cash and $0.5 million of distributions reinvested through our distribution reinvestment plan. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.3 million of current period cash flows from operations, $0.5 million of cash flows from operations in excess of distributions paid from prior periods and $0.4 million of net proceeds from the sale of real estate. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution.

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
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017, our advisor waived its asset management fee and beginning October 2017 through December 31, 2020, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
We may experience adverse business developments or conditions similar to that which affected one of the programs sponsored by our sponsor, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.
One of the programs sponsored by our sponsor experienced lower than originally expected returns. In particular, the disruptions in the financial markets from 2008 to 2011 adversely affected the fair values and recoverability of certain investments of KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) and KBS REIT I sold at a discount, restructured or received discounted payoffs or wrote off approximately 17 real estate-related assets. In addition, KBS REIT I disclosed fair values below its book values for certain assets in its financial statements and recognized impairments related to certain assets. Because of these adverse business developments, investors in KBS REIT I experienced an average annualized rate of return on investment of (2.4)%, including all distributions. Similarly, unforeseen adverse business conditions may affect us and, as a result, our stockholders’ overall return may be reduced.

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
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS REIT III, and other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for Prime U.S. REIT, a real estate investment trust affiliated with Mr. Schreiber. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and these investors, which fiduciary duties may from time to time conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our affiliated director’s loyalties to KBS REIT II, KBS REIT III, Prime US REIT and possibly to future KBS-sponsored programs could influence his judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
Our affiliated director is also an affiliated director of KBS REIT II, KBS REIT III and the external manager of Prime US REIT. The loyalties of our director serving on the boards of directors of KBS REIT II, KBS REIT III and the external manager of Prime US REIT, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our affiliated director when considering issues for us that also may affect other KBS-sponsored and advised programs, such as the following:
•We could enter into transactions with other KBS-sponsored programs, such as property sales, acquisitions or financing arrangements. Such transactions might entitle our advisor or its affiliates to increased fees and other compensation from either or both parties to the transaction. Decisions of our board regarding the terms of those transactions may be influenced by our affiliated director’s loyalties to such other KBS-sponsored programs.
•A decision of our board regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with offerings of other KBS-sponsored programs.
•A decision of our board regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs.
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
We have terminated our distribution reinvestment plan offering in August 2020 and will be required to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
We utilized the proceeds from our distribution reinvestment plan offering for general corporate purposes including, but not limited to: the repurchase of shares under our share redemption program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; the acquisition of real estate investments; and the repayment of debt. We terminated our distribution reinvestment plan in August 2020 and will therefore need to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.
The estimated NAV per share of our common stock may not reflect the value that stockholders will receive for their investment and does not take into account how developments subsequent to the establishment of the estimated NAV per share related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 7, 2020, our board of directors approved an estimated NAV per share of our common stock of $4.90 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2020, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” This valuation was designed to follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
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
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2020. As of September 30, 2020, we had 9,873,729 and 310,974 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any other adjustments to our estimated NAV subsequent to September 30, 2020, including, adjustments relating to the following, among others: (i) the issuance of common stock; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. While we considered the impact from COVID-19 on our December 7, 2020 estimated value per share, the extent to which our business, financial condition, results of operations and cash flows may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the various measures imposed to help control the spread the virus and the corresponding economic slowdown, and any long-term impact of this situation, even after an economic rebound, remains unclear.
Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or, the impact of restrictions on the assumption of debt. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share annually. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
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
The performance of our real estate properties will be subject to the risks typically associated with real estate, any of which could decrease the value of our real estate properties and could weaken our operating results, including:
•downturns in national, regional and local economic conditions (including market disruptions related to COVID-19);
•competition from other office buildings;
•adverse local conditions, such as oversupply or reduction in demand for office buildings and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
•vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;
•changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property difficult or unattractive;
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
Increases in interest rates and the discontinuation of LIBOR could increase the amount of our interest and/or hedge payments and/or mitigate the effectiveness of our interest rate hedges.
As of December 31, 2020, we had total outstanding debt of approximately $97.0 million, including approximately $18.5 million of debt subject to variable interest rates and $78.5 million effectively fixed through the use of interest rate swap agreements. Interest we pay reduces our cash available for distributions. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows and our ability to make distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times which may not permit realization of the maximum return on such investments.
We currently pay interest under certain of our debt at an interest rate that is determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will stop encouraging or requiring banks to submit rates for the calculation of LIBOR after December 31, 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.
The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities. ARRC selected the Secured Overnight Financing Rate (“SOFR”) as the replacement to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York. Our loans which mature after June 23, 2023 include LIBOR transition language and we expect any extended or refinanced loans will incorporate LIBOR transition language.
On October 23, 2020, the International Swaps and Derivatives Association (“ISDA”), the trade association for the derivatives marketplace, published the ISDA IBOR Fallbacks Protocol (the “Protocol”) and the ISDA IBOR Fallbacks Supplement (the “Supplement”). The Protocol and the Supplement became effective on January 25, 2021. The Protocol incorporates LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and were entered into before January 25, 2021 between parties to derivatives transactions that each have adhered to the Protocol. The Supplement automatically incorporates these LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and are entered into on or after January 25, 2021. We currently are not adherents to the Protocol. Any interest rate hedges that reference LIBOR and that we enter into on or after January 25, 2021 will be subject to conversion based on the ISDA methodology set forth in the Supplement. As a result of the FCA announcement, on March 5, 2021, the ISDA separately confirmed that the FCA’s announcement constitutes an index cessation event under the Protocol and the Supplement. Therefore, the spread adjustments to be used in connection with the transition from LIBOR to SOFR under any of our hedging agreements governed by the Protocol or the Supplement were fixed on March 5, 2021.

Differences between ARRC and ISDA LIBOR replacement methodology could result in differences in conversion between our debt instruments and corresponding hedges. Mismatches could occur resulting from conversion at different times, into different benchmark replacement rates, or into the same benchmark replacement rates calculated at different times or using different methods of calculation.
Accordingly, the transition from LIBOR to SOFR could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance. Furthermore, the impact or potential impact of LIBOR transition could incentivize us to prepay debt and/or unwind hedge positions earlier than we anticipated when closing the debt facility and/or entering into the hedge position. If we prepay debt, we may owe prepayment penalties or other breakage costs. If we unwind hedge positions, we could owe unwind payments to our counterparties, which could be significant. For hedges entered into before January 25, 2021, if we do not subsequently adhere to the Protocol, negotiate bilateral solutions with our counterparties, or unwind our positions before the discontinuation of LIBOR, it may be impossible for us or our counterparties to perform under these hedges following the discontinuation of LIBOR.
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
Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.
Changes recently made to the U.S. tax laws could have a negative impact on our business.
On December 22, 2017, the Tax Cuts and Jobs Act, Pub. L. No. 115-97 (the “Tax Act”) was signed into law. The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. The Tax Act includes only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).
The Tax Act makes numerous other changes to the tax laws that may affect REITs and investors directly or indirectly. As a result of the changes to U.S. federal tax laws implemented by the Tax Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually. In addition, the Tax Act imposes limitations on the deductibility of business interest expense.

Several pieces of legislation intended to address the economic impact of COVID-19 (the “COVID-19 Legislation”) were signed into law, including the Coronavirus Aid, Relief, and Economic Security Act, Pub. L. No. 116-136 (the “CARES Act”), which was signed into law on March 27, 2020. The CARES Act makes several changes to the U.S. federal income tax rules for taxation of individuals and corporations, including the allowance of net operating loss (“NOL”) carrybacks for certain tax years, the removal of caps on the application of NOLs for certain tax years, the removal of the cap on excess business loss deductions for certain tax years, and an increase in the cap on the deduction of net interest expenses for businesses.
The CARES Act makes numerous other changes to the tax laws that do not affect REITs directly but may affect REITs and investors indirectly. In addition, the novel Coronavirus outbreak remains an evolving situation, and there may be additional legislation enacted which has a material impact on tax laws that impact REITs and investors. Stockholders are urged to consult with their tax advisors with respect to the status of COVID-19 Legislation, including the CARES Act, and any other regulatory or administrative developments and proposals and their potential effect on investment.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective U.S. federal income tax rate on such dividend. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Internal Revenue Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Dividends paid by REITs may be subject to Medicare tax on net investment income.
High-income U.S. individuals, estates, and trusts will be subject to an additional 3.8% tax on net investment income. For these purposes, net investment income includes dividends and gains from sales of stock. In the case of an individual, the tax will be 3.8% of the lesser of the individuals’ net investment income or the excess of the individuals’ modified adjusted gross income over $250,000 in the case of a married individual filing a joint return or a surviving spouse, $125,000 in the case of a married individual filing a separate return, or $200,000 in the case of a single individual. The 20% deduction for qualified REIT dividends is not taken into account for these purposes.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds”, entities all the interests of which are held by “qualified foreign pension funds” and certain “qualified shareholders”) will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2020, we owned four office buildings. Our four office buildings held for investment contain 599,030 rentable square feet, which were collectively 90.4% occupied with a weighted-average remaining lease term of 2.9 years. The following table provides summary information regarding the properties in our portfolio as of December 31, 2020:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands) (1)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Commonwealth Building Portland, OR	06/30/2016	Office	224,122	$77,945	$5,585	$28.60	1.8	42.4%	87.1%
The Offices at Greenhouse Houston, TX	11/14/2016	Office	203,284	47,094	4,131	20.63	3.6	24.6%	98.5%
Institute Property Chicago, IL	11/09/2017	Office	155,385	37,533	3,574	27.58	4.1	23.9%	83.4%
210 W. Chicago (4) Chicago, IL	10/05/2020	Office	16,239	4,780	556	34.27	1.7	3.1%	100.0%
			599,030	$167,352	$13,846	$25.58	2.9		90.4%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(4) We made our initial investment in 210 W. Chicago in June 2019 through a joint venture with an unaffiliated third party. In October 2020, we purchased our joint venture partner’s membership interest and consolidated the joint venture that owns 210 W. Chicago.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2020:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	1	$238	1.7%	22,428	4.1%
2021	12	2,095	15.1%	79,020	14.6%
2022	11	1,556	11.2%	54,774	10.1%
2023	16	2,732	19.7%	100,399	18.5%
2024	8	4,604	33.3%	193,120	35.7%
2025	8	862	6.2%	33,282	6.2%
2026	5	737	5.3%	22,071	4.1%
2027	3	787	5.8%	28,327	5.2%
2028	—	—	—%	—	—%
2029	1	235	1.7%	7,899	1.5%
Total	65	$13,846	100.0%	541,320	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2020, we had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 21% of our annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of our real estate portfolio held for investment, which expires on December 31, 2024, with two five-year extension options. As of December 31, 2020, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of our annualized base rent.

As of December 31, 2020, the highest tenant industry concentration of our portfolio of real estate properties held for investment (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	10	$5,048	36.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2020, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 8, 2021, we had 9,873,729 shares of Class A common stock and 310,974 shares of Class T common stock outstanding held by a total of 898 and 71 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under FINRA Conduct Rule 2231, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the net asset value (“NAV”) per share of our common stock as $4.90 as of December 31, 2020. This estimated NAV per share is based on our board of directors’ approval on December 7, 2020 of an estimated NAV per share of our common stock of $4.90 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2020. There were no other material changes between September 30, 2020 and December 7, 2020 that impacted the overall estimated NAV per share.
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including the review and approval of the valuation and appraisal process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of our conflicts committee, we engaged Duff & Phelps, LLC (“Duff & Phelps”), an independent third-party real estate valuation firm, to provide a calculation of the range in estimated NAV per share of our common stock as of September 30, 2020. Duff & Phelps based this range in estimated NAV per share upon (i) appraisals of our three real estate properties owned as of September 30, 2020 (the “Consolidated Properties”) and an investment in an office property held through an unconsolidated joint venture as of September 30, 2020 (together with the Consolidated Properties, the “Appraised Properties”) performed by Duff & Phelps, and (ii) valuations performed by our advisor, with respect to our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2020. The appraisal reports Duff & Phelps prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. Duff & Phelps’ valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Upon the conflicts committee’s receipt and review of Duff & Phelps’ valuation report, which included the appraised value of each of the Appraised Properties as noted in the appraisal reports prepared by Duff & Phelps and a summary of the estimated value of each of our other assets and liabilities as determined by our advisor and reviewed by Duff & Phelps, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated NAV per share of $4.23 to $5.61, with an approximate mid-range value of $4.90 per share, as indicated in Duff & Phelps’ valuation report and recommended by our advisor, which approximate mid-range value was based on Duff & Phelps’ appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $4.90 as the estimated NAV per share of our common stock, which mid-range value was determined by Duff & Phelps and recommended by our advisor and which was based on Duff & Phelps’ appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $4.90 as the estimated NAV per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated NAV per share as of December 7, 2020 as well as the calculation of our prior estimated value per share as of December 4, 2019. Duff & Phelps was not responsible for establishing the estimated NAV per share as of December 7, 2020 or December 4, 2019.

	December 7, 2020 Estimated Value per Share	December 4, 2019 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$14.71	$20.69	$(5.98)
Cash (3)	0.22	0.49	(0.27)
Investment in unconsolidated joint venture	0.02	0.08	(0.06)
Other assets	0.09	0.08	0.01
Mortgage debt (4)	(8.89)	(11.83)	2.94
Other liabilities (5)	(1.25)	(1.08)	(0.17)
Estimated NAV per share	$4.90	$8.43	$(3.53)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated NAV per share	$4.90	$8.43	$(3.53)
_____________________
(1) The December 4, 2019 estimated value per share was based upon a calculation of the range in estimated NAV per share of our common stock as of September 30, 2019 by Duff & Phelps and the recommendation of our advisor. Duff & Phelps based this range in estimated NAV per share upon appraisals of our four real estate properties and an investment in an office property held through an unconsolidated joint venture performed by Duff & Phelps, and valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities. For more information relating to the December 4, 2019 estimated value per share and the assumptions and methodologies used by Duff & Phelps and our advisor, see our Current Report on Form 8-K filed with the SEC on December 12, 2019.
(2) The decrease in the estimated value of real estate properties per share was primarily due to the sale of one real estate property and decreases in the appraised values of the real estate properties after taking into consideration capital expenditures incurred. The decreases in the appraised values of the real estate properties were primarily as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of our properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic.
(3) The decrease in the estimated value of cash was primarily due to paydowns of the revolving portion of our term loan.
(4) The decrease in the estimated value of mortgage debt per share was primarily due to the principal pay downs in connection with the sale of one real estate property and voluntary paydowns made on the revolving portion of our term loan.
(5) The increase in the estimated value of other liabilities per share were primarily related to the increase in asset management fees due to affiliates and changes in the fair value of our interest rate swaps.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $8.43 to $4.90. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, the disposition of one real estate property, capital expenditures and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 4, 2019 estimated value per share	$8.43
Changes to estimated value per share
Real estate
Real estate and investment in unconsolidated joint venture	(3.43)
Capital expenditures on real estate	(0.21)
Total change related to real estate (1)	(3.64)
Modified operating cash flows in excess of distributions declared (2)	0.18
Notes payable	0.20
Interest rate swaps	(0.08)
Deferral of asset management fee liability	(0.17)
Other changes, net	(0.02)
Total change in estimated value per share	(3.53)
December 7, 2020 estimated value per share	$4.90
_____________________
(1) Decrease is primarily due to the sale of one real estate property and decreases in appraised values of real estate properties after taking into consideration capital expenditures incurred. The decreases in the appraised values of the real estate properties were primarily as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of our properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic.
(2) Modified operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs and deferral of asset management fee. We compute MFFO in accordance with the definition included in the practice guideline issued by IPA in November 2010.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and these differences could be significant. In particular, due in part to our relatively small asset base and the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. See the discussion under “Real Estate - Real Estate Valuation” below. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations and the impact of restrictions on the assumption of debt. As of September 30, 2020, we had no potentially dilutive securities outstanding that would impact the estimated NAV per share of its common stock.
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
Real Estate
Independent Valuation Firm: Duff & Phelps(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated NAV per share of our common stock as of December 7, 2020. Duff & Phelps is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Duff & Phelps is based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located.  Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
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
In performing its analyses, Duff & Phelps made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Duff & Phelps assumed that we or the joint venture through which the property was held had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Duff & Phelps’ analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions (including future financial market disruptions related to COVID-19) may affect Duff & Phelps’ analyses and conclusions. Duff & Phelps’ appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.

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
As of September 30, 2020, the Consolidated Properties consisted of three office buildings, which were acquired for a total purchase price of $158.2 million, exclusive of acquisition fees and acquisition expenses of $3.2 million, in which we had invested $12.4 million in capital and tenant improvements. As of September 30, 2020, the total appraised value of the Consolidated Properties as provided by Duff & Phelps using the appraisal methods described above was $149.7 million.
The following table summarizes the key assumptions that were used in the discounted cash flow analyses to arrive at the appraised value of the Consolidated Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.00% to 7.50%	6.55%
Discount rate	7.50% to 8.50%	7.93%
Net operating income compounded annual growth rate (1)	1.62% to 5.95%	4.01%
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.41	$(0.39)	$0.53	$(0.50)
Discount rate	0.28	(0.29)	0.47	(0.46)

Finally, a 1% increase in the appraised value of the Consolidated Properties would result in a $0.15 increase in our estimated NAV per share and a 1% decrease in the appraised value of the Consolidated Properties would result in a decrease of $0.16 to our estimated NAV per share, assuming all other factors remain unchanged.

Investment in Unconsolidated Joint Venture
As of September 30, 2020, we held an investment in an unconsolidated joint venture, which represented a 50% equity interest in an office property. The contractual purchase price of the property was $5.4 million plus closing costs. As of September 30, 2020, the appraised value of the office property held through an unconsolidated joint venture provided by Duff & Phelps was $4.1 million, which is exclusive of an intangible asset for the property’s excess development rights with an estimated value of $0.8 million. The appraised value of the real estate was provided by Duff & Phelps and was calculated using a discounted cash flow analysis. As of September 30, 2020, the fair value and the carrying value of our investment in this unconsolidated joint venture inclusive of the liability due under the put option was $0.2 million and $0.5 million, respectively.
The fair value of our investment in the unconsolidated joint venture included a liability of $1.1 million due under a put option available to the joint venture partner; whereby the joint venture partner has the option to sell its membership interest to us at an amount equal to 125% of unreturned capital contributions of the member’s interest being acquired under certain circumstances. On September 4, 2020, the joint venture partner exercised its put option and on October 5, 2020, we purchased the JV Partner’s 50% membership interest for $1.1 million and consolidated the Joint Venture as of that date. Accordingly, the fair value of our investment in unconsolidated joint venture as of September 30, 2020 reflects 100% of the joint venture’s fair value of equity less a liability of $1.1 million related to the put option.
Duff & Phelps relied on a 10-year discounted cash flow analysis for the final valuation of the property. The terminal capitalization rate, discount rate and CAGR used in the discounted cash flow model to arrive at the appraised value were 6.25%, 9.25% and 18.38%, respectively.
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.01	$(0.02)	$0.01	$(0.02)
Discount rate	0.01	(0.01)	0.01	(0.02)

Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2020, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2020, the GAAP fair value and carrying value (excluding unamortized deferred financing costs of $0.3 million) of our notes payable were $90.6 million and $91.8 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.2 years, was approximately 3.14%.
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.03)	$0.03	$(0.02)	$0.02

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
•a stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;
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
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2020. As of September 30, 2020, we had 9,873,729 and 310,974 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any adjustments to our estimated NAV subsequent to September 30, 2020, including, adjustments relating to the following, among others: (i) the issuance of common stock; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, restrictions on businesses and school closures, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. While we have considered the impact from COVID-19 on our December 7, 2020 estimated value per share, the extent to which our business, financial condition, results of operations and cash flows may be affected by COVID-19 depends on future developments with respect to the continued spread and treatment of the virus, the various measures imposed to help control the spread the virus and the corresponding economic slowdown, and any long-term impact of this situation, even after an economic rebound, remains unclear.
Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or, the impact of restrictions on the assumption of debt. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated NAV per share in December 2021 and annually thereafter. We cannot assure you that our estimated NAV per share will increase or that it will not decrease.

Historical Estimated Values per Share
The historical reported estimated value per share of our common stock approved by the board of directors is set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$8.43	December 4, 2019	Current Report on Form 8-K, filed December 12, 2019
$9.20	December 7, 2018	Current Report on Form 8-K, filed December 10, 2018
$8.79	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$8.75	August 9, 2017	Current Report on Form 8-K, filed August 10, 2017

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
Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Forward-Looking Statements,” “Summary Risk Factors” and the risks discussed in Part I, Item 1A, “Risk Factors.” Those factors include: the future operating performance of our current real estate investments in the existing real estate and financial environment; in particular as a result of the impact of the ongoing COVID-19 pandemic, the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; and changes in interest rates on any variable rate debt obligations we incur. In the event our FFO and/or cash flow from operating activities decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.
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

During 2019, we declared distributions based on daily record dates for each day during the period commencing January 1, 2019 through May 31, 2019. Beginning June 2019 and through June 2020, we declared monthly distributions based on monthly record dates. We paid distributions for all record dates of a given month on or about the first business day of the following month. In November 2020, we declared a quarterly distribution based on a single quarterly record date for the third quarter. Distributions declared during 2020 and 2019, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$644	$643	$—	$429	$1,716
Total Per Class A Share Distribution (1)	$0.063	$0.063	$—	$0.042	$0.168
Total Per Class T Share Distribution (1)	$0.063	$0.063	$—	$0.042	$0.168
	2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$1,328	$1,378	$1,388	$1,398	$5,492
Total Per Class A Share Distribution (1)	$0.136	$0.138	$0.138	$0.138	$0.550
Total Per Class T Share Distribution (1)	$0.136	$0.138	$0.138	$0.138	$0.550
_____________________
(1) Distributions for the periods from January 1, 2019 through May 31, 2019 were based on daily record dates and were calculated based on stockholders of record each day during these periods at a rate of $0.00151233 per share per day. Distributions for each month commencing June 2019 through December 2019 were based on monthly record dates and calculated at a monthly rate of $0.046 per share. Distributions for each month commencing January 1, 2020 through June 30, 2020 were based on monthly record dates and calculated at a monthly rate of $0.02107500 per share. On November 10, 2020, our board of directors authorized a quarterly distribution in the amount of $0.04215000 per share of common stock to stockholders of record as of the close of business on November 13, 2020. This distribution was for the third quarter of 2020. Total distribution per class of shares assumes the share was issued and outstanding each date that was a record date for distributions during the period.
The tax composition of our distributions declared for the years ended December 31, 2020 and 2019 was as follows:

	2020	2019
Ordinary Income	—%	—%
Capital Gain	50%	—%
Return of Capital	50%	100%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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
Pursuant to our share redemption program, as amended to date, there are several limitations on our ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by our board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders. The dollar amount limitation for special redemptions for the calendar year 2020 was initially $1.0 million in the aggregate. On August 5, 2020, our board of directors reduced the dollar amount limitation for the remainder of the calendar year 2020 to $200,000. The annual dollar limitation for the calendar year 2021 is $250,000, as may be reviewed and adjusted from time to time by the board of directors.
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
On December 4, 2019, our board of directors approved an estimated NAV per share of our common stock of $8.43 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2019. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the December 2019 estimated value per share, see the Current Report on Form 8-K filed with the SEC on December 12, 2019. The estimated NAV per share of $8.43 became effective for the December 2019 redemption date, which was December 31, 2019.
On December 7, 2020, our board of directors approved an estimated NAV per share of our common stock of $4.90 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2020. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The estimated NAV per share of $4.90 became effective for the December 2020 redemption date, which was December 31, 2020.
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

During the year ended December 31, 2020, redemptions under our share redemption program were funded with existing cash on hand, and shares were redeemed pursuant to our share redemption program as follows in the table below.

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2020	—	$—	(2)
February 2020	—	$—	(2)
March 2020	—	$—	(2)
April 2020	16,905	$8.43	(2)
May 2020	—	$—	(2)
June 2020	6,831	$8.43	(2)
July 2020	—	$—	(2)
August 2020	554	$8.43	(2)
September 2020	277	$8.43	(2)
October 2020	—	$—	(2)
November 2020	—	$—	(2)
December 2020	—	$—	(2)
Total	24,567
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limited the dollar value of shares that could be redeemed under the program in 2020 as described above. Based on the redemption limitation described above for 2021 redemption and redemptions through February 28, 2021, we may redeem up to $250,000 of shares in connection with special redemptions for the remainder of 2021.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in thousands, except share and per share amounts):

	December 31,
	2020	2019	2018	2017	2016
Balance sheet data
Total real estate, net	$142,636	$169,037	$173,635	$181,129	$138,580
Total assets	151,578	182,241	185,662	187,140	155,913
Total notes payable, net	96,623	117,861	116,833	112,780	81,375
Total liabilities	111,738	133,963	130,071	125,407	91,492
Redeemable common stock	250	1,000	1,000	2,314	1,791
Total stockholders’ equity	39,590	47,278	54,591	59,419	62,630
	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Operating data
Total revenues	$18,052	$20,912	$22,180	$16,961	$6,855
Net loss	(7,037)	(6,102)	(3,601)	(2,199)	(4,089)
Class A Common Stock:
Net loss	(6,822)	(5,918)	(3,492)	(2,131)	(4,080)
Net loss per common share - basic and diluted	(0.69)	(0.61)	(0.38)	(0.23)	(0.55)
Class T Common Stock:
Net loss	(215)	(184)	(109)	(68)	(9)
Net loss per common share - basic and diluted	(0.69)	(0.61)	(0.38)	(0.28)	(0.68)
Other data
Cash flows provided by (used in) operating activities	3,829	4,034	4,279	4,259	(35)
Cash flows provided by (used in) investing activities	21,450	(3,899)	(1,654)	(47,431)	(115,158)
Cash flows (used in) provided by financing activities	(27,207)	(496)	1,500	30,029	117,966
Distributions declared	(1,716)	(5,492)	(4,872)	(4,583)	(3,655)
Distributions declared per common share - Class A (1)	0.168	0.550	0.513	0.493	0.500
Distributions declared per common share - Class T (1)	0.168	0.550	0.513	0.444	0.175
Stock dividends declared per common share (2)	—	—	—	0.007	0.010
Weighted-average number of common shares outstanding, basic and diluted - Class A	9,871,020	9,677,794	9,205,952	9,080,826	7,393,983
Weighted-average number of common shares outstanding, basic and diluted - Class T	309,983	300,531	288,586	246,737	13,718
_____________________
(1) For more information related to distributions declared per common share for the years ended December 31, 2020 and 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Distribution Information.”
(2) Our board of directors authorized stock dividends on our outstanding shares of common stock for each month from January 1, 2016 through August 31, 2017. Our stock dividends to date have been declared based on monthly record dates in an amount that would equal a 1% annualized stock dividend per share of common stock if paid each month for a year. Assumes share was issued and outstanding each day that was a record date for stock dividends during the period presented. We ceased issuing stock dividends to all stockholders on September 5, 2017. Our board of directors does not expect to authorize any additional stock dividends.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” and “Summary Risk Factors” preceding Part I and Part I, Item 1A, “Risk Factors.”

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
As of December 31, 2020, we had redeemed 446,853 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of December 31, 2020, we owned four office buildings.

On November 7, 2018, our board of directors formed a special committee comprised of the independent directors to evaluate various strategic alternatives. With input from KBS Capital Advisors, and with the assistance of its own independent financial advisor, the special committee conducted a detailed assessment of our portfolio, taking into account the prevailing conditions of the real estate and financial markets and the economic conditions in the submarkets where our properties are located, the minimal amount of capital raised in our offerings, which was substantially impacted by regulatory changes, and subsequent inability to acquire a diverse portfolio of investments resulting in the fixed costs associated with managing a public REIT and the portfolio of real estate investments being a greater percentage of our net operating income. Based upon the special committee’s assessment and recommendation, in August of 2020, our board of directors determined that it is in our best interests and that of our stockholders to pursue a liquidation strategy through asset sales. Following this determination, the special committee directed KBS Capital Advisors, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by our board of directors and submission to our stockholders. We initially expected to present a plan of liquidation for a vote of our stockholders within six months from our determination to pursue a liquidation strategy. However, as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of our properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic, our board of directors believes it is in the best interest of our stockholders to delay any proposal to liquidate. We remain committed to pursuing a liquidation strategy when market conditions improve.
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

During the year ended December 31, 2020, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Many of our tenants have suffered reductions in revenue since March 2020. From March 2020 through December 31, 2020, we granted rent relief to eight tenants as a result of the pandemic. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. Rent collections for the quarter ended December 31, 2020 were 93%. As of December 31, 2020, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.1 million in rental abatements. As of December 31, 2020, eight tenants were granted rental deferrals and/or rental abatements, of which four of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period and one of these tenant leases was modified at lower rental rates. Two of the eight tenants continue to be in the rental deferral and/or rental abatement periods as granted in accordance with their agreements. As of December 31, 2020, these lease concessions did not have a material impact on our balance sheet as of December 31, 2020 or consolidated statements of operations for the year ended December 31, 2020. Subsequent to December 31, 2020, we have not seen a material impact on our rent collections.
Prior rent relief arrangements have been, and any future rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental income for the first quarter of 2021 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. In response to a decrease in cash flow projections as a result of changes in leasing projections due in part to the impact of COVID-19 on our leasing efforts and perceived ability to collect rent from tenants, during the year ended December 31, 2020, we recognized impairment charges of $5.8 million at the Institute Property and $0.8 million of equity in loss of unconsolidated joint venture, which included an impairment related to the property then-owned by the joint venture.
The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we or our tenants operate could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate, especially office properties; reduced economic activity, general economic decline or recession, which may impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity during a disruption.
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

Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. We believe the current challenging economic circumstances will be a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which we believe will be more difficult as a result of the impacts of COVID-19 on the economy. While the majority of our tenants have continued to pay rent, the weakening macroeconomic conditions have negatively impacted many of our tenants. As of December 31, 2020, our portfolio was 90.4% occupied with a weighted-average lease term of 2.9 years. As of December 31, 2020, five tenants at our Commonwealth Building have given notice of non-renewal of their leases. Due to the impact of COVID-19, we believe the leasing environment will be challenged in the short-term and the time to lease up and stabilize a property will be extended. More specifically, our office properties in Chicago will likely take more time to stabilize than previously anticipated.

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
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments will be primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic as discussed above.
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

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2020, we had mortgage debt obligations in the aggregate principal amount of $97.0 million and our aggregate borrowings were approximately 60% of our net assets before deducting depreciation and other non-cash reserves. As of December 31, 2020, we had $4.7 million of revolving debt available for immediate future disbursement, subject to certain conditions set forth in the loan agreements. As of December 31, 2020, we had $47.7 million of debt maturing during the 12 months ending December 31, 2021, all of which is under our term loan and may be extended beyond such time subject to certain terms and conditions set forth in the loan agreement. Reductions in property values related to the impact of the COVID-19 pandemic have reduced our availability to draw on the revolving commitment and may limit our ability to exercise our extension option under our term loan due to covenants described in the loan agreement.
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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through December 31, 2020. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2020 exceeded the charter-imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified as we are now entering our liquidation stage and have incurred additional legal and financial advisor expenses as a result and have already sold one of our real estate properties.
Cash Flows from Operating Activities
As of December 31, 2020, we owned four office properties. During the years ended December 31, 2020 and 2019, net cash provided by operating activities was $3.8 million and $4.0 million, respectively. We expect cash flows provided by operating activities to decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent or to the extent we are unable to re-lease space vacated by our current tenants.

Cash Flows from Investing Activities
Net cash provided by investing activities was $21.5 million for the year ended December 31, 2020 and consisted of the following:
•$23.6 million of net proceeds from the sale of Von Karman Tech Center; offset by
•$1.3 million of cash used for improvements to real estate; and
•$0.8 million used to purchase the joint venture partner’s 50% membership interest in 210 W. Chicago, which consisted of the $1.1 million purchase price net of $0.3 million of cash held by the joint venture which was consolidated.
Cash Flows from Financing Activities
During the year ended December 31, 2020, net cash used in financing activities was $27.2 million and consisted primarily of the following:
•$25.3 million of net cash used in debt financing as a result of $26.7 million of principal payments on notes payable, partially offset by $1.4 million proceeds from notes payable;
•$1.7 million of net cash distributions, after giving effect to distributions reinvested by stockholders of $0.5 million; and
•$0.2 million of payments to redeem common stock.

Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2020 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$96,994	$47,650	$46,092	$3,252	$—
Interest payments on outstanding debt obligations (2)	5,335	3,455	1,835	45	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of December 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps). We incurred interest expense of $4.0 million, excluding amortization of deferred financing costs totaling $0.3 million and unrealized losses on derivative instruments of $0.7 million during the year ended December 31, 2020.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 6, 2020.
As of December 31, 2019, we owned four office properties and an investment in an unconsolidated joint venture. Subsequent to December 31, 2019, we sold one office property and purchased the joint venture partner’s 50% equity interest and consolidated 210 W. Chicago. As a result, as of December 31, 2020, we owned four office properties. The following table provides summary information about our results of operations for the year ended December 31, 2020 and 2019 (dollar amounts in thousands):
Comparison of the year ended December 31, 2020 versus the year ended December 31, 2019

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions/JV Consolidation (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2020	2019
Rental income	$17,892	$20,621	$(2,729)	(13)%	$(1,869)	$(860)
Other operating income	160	291	(131)	(45)%	(68)	(63)
Operating, maintenance and management costs	3,829	4,664	(835)	(18)%	(572)	(263)
Property management fees and expenses to affiliate	136	165	(29)	(18)%	(32)	3
Real estate taxes and insurance	2,672	2,946	(274)	(9)%	(251)	(23)
Asset management fees to affiliate	1,729	1,898	(169)	(9)%	(198)	29
General and administrative expenses	2,307	1,755	552	31%	n/a	n/a
Depreciation and amortization	8,104	8,660	(556)	(6)%	(451)	(105)
Interest expense	4,965	7,032	(2,067)	(29)%	(884)	(1,183)
Impairment charges on real estate	5,750	—	5,750	100%	—	5,750
Interest and other income	14	61	(47)	(77)%	n/a	n/a
Gain on sale of real estate, net	5,245	—	5,245	100%	5,245	—
Equity in (loss) income of unconsolidated joint venture	(827)	45	(872)	(1,938)%	(872)	—
Loss from extinguishment of debt	(29)	—	(29)	(100)%	(29)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2020 compared to the year ended December 31, 2019 related to real estate investments disposed of and real estate acquired through joint venture consolidation on or after January 1, 2019.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2020 compared to the year ended December 31, 2019 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $20.6 million for the year ended December 31, 2019 to $17.9 million for the year ended December 31, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020, and $0.7 million increase in the write-off of receivables deemed not probable of collection during the year ended December 31, 2020 as a result of the COVID-19 pandemic at properties held throughout both periods, partially offset by an increase in rental income due to the consolidation of 210 W. Chicago. We expect rental income to increase in future periods due to the consolidation of 210 W. Chicago and to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the outbreak of COVID-19. See “- Liquidity and Capital Resources” for our discussion on the impact on our business as a result of the outbreak of COVID-19.
Operating, maintenance, and management costs decreased from $4.7 million for the year ended December 31, 2019 to $3.8 million for the year ended December 31, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020 and an overall decrease in operating costs at properties held throughout both periods due to stay-at-home orders and a decrease in physical occupancy as a result of the COVID-19 pandemic. We expect operating, maintenance, and management costs to increase in future periods due to the consolidation of 210 W. Chicago and to fluctuate as a result of general inflation for properties that we continue to own, and business disruptions as a result of the COVID-19 pandemic.

Real estate taxes and insurance decreased from $2.9 million for the year ended December 31, 2019 to $2.7 million for the year ended December 31, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect real estate taxes and insurance to increase in future periods due to the consolidation of 210 W. Chicago and as a result of general inflation and general increases due to future property tax reassessments.
Asset management fees to affiliate decreased from $1.9 million for the year ended December 31, 2019 to $1.7 million for the year ended December 31, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect asset management fees to increase in future periods due to the consolidation of 210 W. Chicago and as a result of any improvements we make to our properties. As of December 31, 2020, we had accrued and deferred payment of $5.9 million of asset management fees related to October 2017 through December 31, 2020.
General and administrative expenses increased from $1.8 million for the year ended December 31, 2019 to $2.3 million for the year ended December 31, 2020, primarily due to pre-development costs which did not meet the criteria for capitalization for a real estate project and an increase in legal fees related to the purchase of the joint venture partner’s 50% equity interest in 210 W. Chicago.
Depreciation and amortization decreased from $8.7 million for the year ended December 31, 2019 to $8.1 million for the year ended December 31, 2020, primarily due to the sale of Von Karman Tech Center on January 17, 2020. We expect depreciation and amortization to increase in future periods due to increase in future periods as a result of the consolidation of 210 W. Chicago and as a result of additional capital improvements offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $7.0 million for the year ended December 31, 2019 to $5.0 million for the year ended December 31, 2020. Included in interest expense is the amortization of deferred financing costs of $0.3 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, interest expense (including unrealized losses) incurred as a result of our derivative instruments, increased interest expense by $2.1 million and $1.6 million, respectively. The decrease in interest expense is primarily due to principal pay downs in connection with disposition of Von Karman Tech Center on January 17, 2020 and a decrease in one-month LIBOR and its impact on interest expense related to our variable rate debt, offset by an increase in interest expense due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges. In general, we expect interest expense to increase due to a mortgage loan assumed in connection with the consolidation of 210 W. Chicago and also to vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the year ended December 31, 2020, we recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which we believe will result in additional challenges to release the vacant space. As of December 31, 2020, one tenant at the Institute Property has given notice that they will be vacating their space at the end of their leases. Further, tenants for our two properties located in Illinois have been adversely impacted by the measures put in place to control the spread of COVID-19 and many tenants have requested rent concessions as their businesses have been severely impacted. We did not record any impairment charges on our real estate properties during the year ended December 31, 2019.
We recognized a gain on sale of real estate of $5.2 million related to disposition of Von Karman Tech Center during the year ended December 31, 2020. We did not recognize any gain on sale of real estate during the year ended December 31, 2019.
During the year ended December 31, 2020, we recognized $0.8 million of equity in loss of unconsolidated joint venture, which included $0.5 million of impairment related to our investment in the joint venture and $0.3 million of loss recorded related to a put option exercised by the 210 W. Chicago joint venture partner, which required us to acquire the joint venture partner’s 50% equity interest for $1.1 million on October 5, 2020 pursuant to the joint venture agreement. During the year ended December 31, 2019, we recognized $45,000 of equity in income of unconsolidated joint venture.

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
Further, during the current period of uncertainty and business disruptions as a result of the outbreak of COVID-19, FFO and MFFO are much more limited measures of future performance and dividend sustainability. See “– Market Outlook – Real Estate and Real Estate Finance Markets – COVID-19 Pandemic and Portfolio Outlook” for a discussion of the impact of the outbreak of COVID-19 on our business.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2020	2019	2018
Net loss	$(7,037)	$(6,102)	$(3,601)
Depreciation of real estate assets	4,466	4,318	3,913
Amortization of lease-related costs	3,638	4,342	5,616
Impairment charges on real estate	5,750	—	—
Gain on sale of real estate, net	(5,245)	—	—
Adjustment for investment in unconsolidated joint venture (1)	611	99	—
Remeasurement loss on unconsolidated joint venture (2)	304	—	—
FFO	2,487	2,657	5,928
Straight-line rent and amortization of above- and below-market leases, net	(650)	(1,824)	(3,062)
Unrealized loss on derivative instruments	735	1,595	86
Loss from extinguishment of debt	29	—	—
Adjustment for investment in unconsolidated joint venture (1)	(11)	(9)	—
MFFO	$2,590	$2,419	$2,952
_____________________
(1) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO for our equity investment in unconsolidated joint venture.
(2) Reflects the remeasurement loss as a result of a change in control related to our purchase of the JV Partner’s 50% equity interest in the 210 W. Chicago Joint Venture on October 5, 2020.
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
The Advisor or its affiliates have paid some of the offering costs related to our distribution reinvestment plan offering (the “DRP”), including, but not limited to, our legal, accounting, printing, mailing and filing fees. We were responsible for reimbursing the Advisor for these costs. No reimbursements made by us to the Advisor may cause total organization and offering expenses incurred by us to exceed 15% of the aggregate gross offering proceeds of the DRP as of the date of reimbursement. Subject to the limitations described above, we were also responsible for reimbursing the Dealer Manager or its affiliates for organization and offering expenses that they incurred on our behalf. From January 1, 2019 through December 31, 2020, with respect to the DRP, neither the Advisor nor the Dealer Manager incurred any organization and offering expenses on our behalf. On August 5, 2020, our board of directors approved the termination of the DRP effective August 20, 2020.
The Advisor agreed to pay all organization and offering expenses related to the Second Private Offering, including selling commissions, directly on our behalf without reimbursement by us. From the inception of the Second Private Offering through December 31, 2020, the Advisor incurred approximately $5.5 million of organization and offering expenses related to the Second Private Offering on our behalf. On August 5, 2020, our board of directors terminated the Second Private Offering.

Distributions
During our offering stage, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows during 2020 (in thousands, except per share amounts):

	Cash Distributions Declared (1)	Cash Distribution Declared Per Class A Share (1) (2)	Cash Distribution Declared Per Class T Share (1) (2)	Cash Distributions Paid (3)			Cash Flows (used in) provided by Operations
Period				Cash	Reinvested	Total
First Quarter 2020	$644	$0.063	$0.063	$627	$269	$896	$(594)
Second Quarter 2020	643	0.063	0.063	453	190	643	1,350
Third Quarter 2020	—	—	—	152	63	215	958
Fourth Quarter 2020	429	0.042	0.042	429	—	429	2,115
	$1,716	$0.168	$0.168	$1,661	$522	$2,183	$3,829
_____________________
(1) Distributions for the periods from January 1, 2020 through June 30, 2020 were calculated at a monthly rate of $0.02107500 per share. On November 10, 2020, our board of directors authorized a quarterly distribution in the amount of $0.04215000 per share of common stock to stockholders of record as of the close of business on November 13, 2020.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
(3) Other than the quarterly distributions, distributions for all record dates of a given month were paid on or about the first business day of the following month.
For the year ended December 31, 2020, we paid aggregate distributions of $2.2 million, including $1.7 million of distributions paid in cash and $0.5 million of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2020 was $7.0 million. FFO for the year ended December 31, 2020 was $2.5 million and cash flows provided by operations for the year ended December 31, 2020 was $3.8 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with $1.3 million of current period cash flows from operations, $0.5 million of cash flows from operations in excess of distributions paid from prior periods and $0.4 million of net proceeds from the sale of real estate. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Our board of directors has determined to adjust our distribution policy in response to the ongoing uncertainty caused by the COVID-19 pandemic and its uncertain impact on our operations and those of our tenants. Commencing with the fourth quarter of 2020, our board of directors expects to consider and declare quarterly distributions based on a single quarterly record date. We expect any such distributions for a quarter to be authorized by the end of the following quarter.

Over the long-term, we expect that a greater percentage of our distributions will be paid from cash flow from operations and FFO (except with respect to distributions related to sales of our assets). Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under “Summary Risk Factors” and Part I, Item 1A, “Risk Factors.” Those factors include: the future operating performance of our current real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; changes in interest rates on any variable rate debt obligations we incur; and the level of participation in our distribution reinvestment plan. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash is received. We make estimates of the collectability of the lease payments which requires significant judgment by management. We consider payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements, including the impact of the COVID-19 pandemic on the tenant’s business, in making the determination.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if we determine we do not have a controlling financial interest in the entity that holds the asset and the arrangement meets the criteria to be accounted for as a contract, we would derecognize the asset and recognize a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. The application of these criteria can be complex and incorrect assumptions on collectability of the transaction price or transfer of control can result in the improper recognition of the gain or loss from sales of real estate during the period.
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

Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Land	N/A
Buildings	25 - 40 years
Building improvements	10 - 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

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
The calculation of the fair value of derivative instruments is complex and different inputs used in the model can result in significant changes to the fair value of derivative instruments and the related gain or loss on derivative instruments included as interest expense in the accompanying consolidated statements of operations. The valuation of our derivative instruments is based on a proprietary model using the contractual terms of the derivatives, including the period to maturity, as well as observable market-based inputs, including interest rate curves and volatility. The fair values of interest rate swaps are estimated using the market standard methodology of netting the discounted fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of interest rates (forward curves) derived from observable market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit risks to the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code. To continue to qualify as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Authorized
On March 10, 2021, our board of directors authorized a quarterly distribution in the amount of $0.04287500 per share of common stock to stockholders of record as of the close of business on March 15, 2021, which we expect to pay in March 2021. This distribution is for the fourth quarter of 2020.

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
The table below summarizes the outstanding principal balance, weighted-average interest rates and fair value for our notes payable; and the notional amounts, average pay and receive rates of our derivative instruments, based on maturity dates as of December 31, 2020 (dollars in thousands):

	Maturity Date						Total Value or Amount
	2021	2022	2023	2024	2025	Thereafter		Fair Value
Liabilities
Notes payable, principal outstanding
Variable Rate	$47,550	$—	$45,681	$3,763	$—	$—	$96,994	$95,036
Weighted-average interest rate (3)	4.1%	—%	3.7%	2.5%	—%	—%	3.9%
Derivative Instruments
Interest rate swaps, notional amount	$48,533	$30,000	$—	$—	$—	$—	$78,533	$2,239
Average pay rate (1)	2.1%	2.8%	—%	—%	—%	—%	2.4%
Average receive rate (2)	0.1%	0.1%	—%	—%	—%	—%	0.1%
_____________________
(1) The average pay rate is based on the interest rate swap fixed rate.
(2) The average receive rate is based on the 30-day LIBOR rate as of December 31, 2020.
(3) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2020, where applicable.
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At December 31, 2020, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At December 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $18.5 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt. Based on interest rates as of December 31, 2020, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2021, interest expense on our variable rate debt would increase or decrease by $0.2 million.
The weighted average interest rate of our variable rate debt at December 31, 2020 was 3.9%.  The interest rate represents the actual interest rate in effect at December 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2020 where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On March 10, 2021, we held our annual meeting of stockholders at the offices of KBS, 800 Newport Center Drive, 7th Floor Boardroom, Newport Beach, California 92660. At the annual meeting, our stockholders were asked to vote in person or by proxy on (1) the election of the following individuals to the board of directors: Charles J. Schreiber, Jr., George R. Bravante, Jr., Jon D. Kline and Keith P. Russell; and (2) the ratification of the appointment of Ernst & Young LLP (“E&Y”) as the Company’s independent registered public accounting firm for the year ending December 31, 2020.
All of the director nominees were elected. The number of votes cast for and votes withheld from each of the director nominees and the number of broker non-votes were as follows

Name	Votes For	Votes Withheld	Broker Non-Votes
Charles J. Schreiber, Jr.	5,096,661	—	28,791
George R. Bravante, Jr.	5,109,466	—	28,791
Jon D. Kline	5,125,819	—	28,791
Keith P. Russell	5,125,819	—	28,791

The appointment of E&Y was ratified. The results of the vote on the ratification of the appointment of E&Y as the Company’s independent registered public accounting firm for the year ended December 31, 2020 were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of E&Y Appointment	5,119,289	273,190	81,454	—

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	69
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	43
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	56
George R. Bravante, Jr.	Independent Director	62
Jon D. Kline	Independent Director	54
Keith P. Russell	Independent Director	75
_____________________
* As of March 1, 2021.
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
Mr. Schreiber is the Chief Executive Officer of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2020, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $28.4 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019). Through October 31, 2019 our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
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
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer and President for reasons including his extensive industry and leadership experience. With more than 40 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, President, Chairman of the Board and a director of KBS REIT II and KBS REIT III, as a director and trustee of The Irvine Company, as Chairman of the Board and a director of KBS US Prime Property Management Pte. Ltd. and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
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
Mr. Waldvogel has been employed by an affiliate of our advisor since November 2010. With respect to the KBS-sponsored REITs advised by our advisor, he served as the Director of Finance and Reporting from July 2012 to June 2015 and as the VP Controller Technical Accounting from November 2010 to July 2012. In these roles, Mr. Waldvogel was responsible for overseeing internal and external financial reporting, valuation analysis, financial analysis, REIT compliance, debt compliance and reporting, and technical accounting.
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
The board of directors has concluded that Mr. Bravante is qualified to serve as an independent director for reasons including his 30 years of experience in the real estate industry and his financial, strategic business and investment strategy abilities. Mr. Bravante’s broad executive experience provides him with key skills in working with directors, understanding board processes and functions, responding to our business’s financial, strategic and operational challenges and opportunities and overseeing management. The board of directors believes that these attributes and the depth and breadth of Mr. Bravante’s exposure to complex real estate, financial and strategic issues throughout his career make him a valuable asset to the board of directors. Further, his service as a director and member of the audit committee of Sabre Corp and as a former director of ExpressJet Holdings, both public companies, gives him additional perspective and insight into public companies such as ours.

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
The board of directors has concluded that Mr. Kline is qualified to serve as an independent director and as chair of the conflicts committee for reasons including his executive leadership experience in a public REIT, his professional and educational background, his network of relationships with real estate professionals and his extensive background and experience in public markets and in real estate and finance transactions. As the founder of Clearview Hotel Capital, Mr. Kline is acutely aware of the operational challenges we will encounter. In addition, his service as a director and chair of the audit committee of CareTrust REIT provide him an understanding of the requirements of serving on the board of, and the issues facing, a public real estate company such as ours.
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
Mr. Russell has served on the board of directors of Sunstone Hotel Investors, Inc. (NYSE: SHO), a public REIT, since 2004, and he is currently the chair of the audit committee and a member of the nominating and corporate governance committee. Mr. Russell has served on the board of directors of Hawaiian Electric Industries, Inc. (NYSE: HE) since May 2011, and he is currently a member of the HE audit and risk committee and the executive committee. Since 2010, Mr. Russell has also served on the board of directors of American Savings Bank, a subsidiary of Hawaiian Electric Industries, and he is currently a member of the audit committee and is the chair of the risk committee. In addition, from 2002 to July 2011, Mr. Russell served on the board of directors of Nationwide Health Properties, Inc., where he served as chair of the audit committee and as a member of the corporate governance and nominating committee. Mr. Russell has been a panelist at various conferences and seminars, addressing topics such as corporate governance and the audit committee’s role. Mr. Russell holds a Bachelor of Arts in Economics from the University of Washington and a Master of Arts in Economics from Northwestern University.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2020.

Name	Fees Earned in 2020 or Paid in Cash (1)	All Other Compensation	Total
George R. Bravante, Jr.	$90,829	$—	$90,829
Jon D. Kline	94,329	—	94,329
Keith P. Russell	93,329	—	93,329
Charles J. Schreiber, Jr. (2)	—	—	—
_____________________
(1) Fees Earned in 2020 or Paid in Cash include meeting fees earned in: (i) 2019 but paid or reimbursed in the first quarter of 2020 as follows: Mr. Bravante $7,333, Mr. Kline $8,333, and Mr. Russell $7,333; and (ii) 2020 but paid or to be paid in 2021 as follows: Mr. Bravante $9,333, Mr. Kline $10,333, and Mr. Russell $10,333.
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
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 8, 2021, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock or Class T common stock, respectively (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Burns Family Trust	—		—	24,077	7.74%
Burnell D. & Shirley Kraft Revocable Trust	—		—	18,538	5.96%
Julie W. Lorenzen Trust	—		—	18,148	5.84%
Comrit Investments 1, Limited Partnership (2)	1,755,752		17.78%	—	—
Charles J. Schreiber, Jr. (3)	59,796	(4)	0.61%	—	—
Jeffrey K. Waldvogel	—		—	—	—
Stacie K. Yamane	—		—	—	—
George R. Bravante, Jr.	—		—	—	—
Jon D. Kline	—		—	—	—
Keith P. Russell	—		—	—	—
_____________________
(1) The address of each named beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) Decisions regarding the voting or disposition of the shares of our common stock held by Comrit Investments I, Limited Partnership are made by the majority vote of the board of directors of Comrit Investments Ltd., the sole general partner of the limited partnership. The current members of the board of directors of Comrit Investments Ltd. are David Lubetzky and Iddo Kook. Comrit Investments I, Limited Partnership owns only shares of our Class A common stock and does not have an ownership interest in KBS Capital Advisors.
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
Offering Policy. We commenced capital raising activities in June 2015, initially pursuant to a private offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act that terminated in May 2016. Then pursuant to an initial primary and distribution reinvestment plan (“DRP”) public offering we commenced in April 2016, the primary portion of which terminated in June 2017. Finally pursuant to a second private offering exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act that commenced in October 2017 and was terminated in August 2020 along with our DRP offering. We were unable to raise substantial capital during our offerings and have ceased capital raising activities. We are focused on pursuing a liquidation strategy for the company when market conditions improve and do not expect to resume capital raising activities in the future.
For the year ended December 31, 2020, the costs of raising capital in our DRP offering represented less than 1% of the capital raised. We had no costs associated with raising capital for the second private offering as our advisor paid all offering related expenses in the second private offering on our behalf without reimbursement by us.
As of December 31, 2020, we had sold 10,092,477 shares of Class A common stock and 311,445 shares of Class T common stock in our offerings for aggregate gross offering proceeds of $94.0 million.
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
As of January 31, 2021, our borrowings and other liabilities were approximately 59% of the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.

Liquidation Strategy and Portfolio Management Policy. On November 7, 2018, the board of directors formed a special committee comprised of the independent directors to evaluate various strategic alternatives available to us. With input from the advisor, and with the assistance of its own independent financial advisor, the special committee conducted a detailed assessment of the portfolio, taking into account the prevailing conditions of the real estate and financial markets and the economic conditions in the submarkets where the properties are located, the minimal amount of capital raised in the offerings, which was substantially impacted by regulatory changes, and subsequent inability to acquire a diverse portfolio of investments resulting in the fixed costs associated with managing a public REIT and the portfolio of real estate investments being a greater percentage of our net operating income. Based upon the special committee’s assessment and recommendation, in August of 2020, the board of directors determined that it is in the best interests of the company and its stockholders to pursue a liquidation strategy through asset sales. Following this determination, the special committee directed the advisor, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by the board and submission to the stockholders. We initially expected to present a plan of liquidation for a vote of the stockholders within six months from our determination to pursue a liquidation strategy. However, as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of our properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic, the board believes it is in the best interest of the stockholders to delay any proposal to liquidate the company. We remain committed to pursuing a liquidation strategy when market conditions improve.
During the year ended December 31, 2020, we sold one office property. We did not dispose of any real estate assets during the year ended December 31, 2019. As of January 31, 2021, we owned four office buildings.
For 2021, our goals for our portfolio are to improve property cash flow through strategic leasing renewals with existing tenants and new leases for current vacant space; continue value enhancing capital projects to maintain a high level of occupancy; and continue to evaluate the timing of the liquidation strategy.
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
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2020 exceeded the charter-imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified as we are now entering our liquidation stage and have incurred additional legal and financial advisor expenses as a result and have already sold one of our real estate properties. For the four consecutive quarters ended December 31, 2020, total operating expenses represented approximately 2.3% and 144% of our average invested assets and our net income, respectively.
Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our Chief Financial Officer, via the Ethics Hotline, to an internal audit representative or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2019 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.

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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on June 11, 2015 in connection with our initial private offering. On April 28, 2016, we entered an amended and restated advisory agreement in connection with the launch of our initial public offering which has been amended and renewed at various times thereafter. For the period from January 1, 2019 through the most recent date practicable, which was January 31, 2021, we compensated our advisor as set forth below.
Our advisor or its affiliates have paid certain of our organization and offering expenses as described below. Offering costs include all expenses incurred in connection with our offerings of securities. Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.
•Our advisor or its affiliates have paid some of the offering costs related to our DRP, including, but not limited to, our legal, accounting, printing, mailing and filing fees. We are responsible for reimbursing our advisor for these costs. No reimbursements made by us to our advisor may cause total organization and offering expenses incurred by us to exceed 15% of the aggregate gross offering proceeds of the DRP as of the date of reimbursement. From January 1, 2019 through January 31, 2021, with respect to our DRP, our advisor did not incur any organization and offering expenses on our behalf. On August 5, 2020, our board of directors approved the termination of the DRP effective August 20, 2020.
•Our advisor agreed to pay all organization and offering expenses related to our second private offering that launched in October 2017, including selling commissions, directly on our behalf without reimbursement by us. From the inception of the offering through January 31, 2021, our advisor incurred approximately $5.5 million of organization and offering expenses related to the offering on our behalf. On August 5, 2020, our board of directors terminated the second private offering.

Our advisor earns a monthly fee for asset management services equal to one-twelfth of 1.0% of the cost of our investments, including the portion of the investment that is debt financed. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus the budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor has deferred payment of asset management fees related to the periods from October 2017 through December 31, 2020. From January 1, 2019 through December 31, 2019, our asset management fees totaled $1.9 million. From January 1, 2020 through January 31, 2021, our asset management fees totaled $1.9 million. Asset management fees of $6.0 million relating to the period from October 1, 2017 to January 31, 2021 were accrued but payment was deferred by our advisor.
Under our advisory agreement, we reimburse our advisor and its affiliates for certain expenses they incur in connection with their provision of services to us, including our allocable share of the salaries, benefits and overhead of internal audit department personnel providing services to us and promotional costs and expenses related to the leasing of properties. We do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2019 through December 31, 2019, we had reimbursed our advisor for $198,000 of operating expenses, all of which was related to employee costs. From January 1, 2020 through January 31, 2021, we had reimbursed our advisor for $308,000 of operating expenses, all of which was related to employee costs. As of January 31, 2021, $43,000 of operating expenses were payable to our advisor.
Our Relationship with KBS Capital Markets Group. On April 28, 2016, we launched our initial public offering and entered a dealer manager agreement with our dealer manager with respect to our primary public offering and the DRP. Our primary public offering terminated in June 2017 and no dealer manager fees, selling commissions or stockholder servicing fees have been paid to KBS Capital Markets Group since its termination. KBS Capital Markets Group acted as the dealer manager for our DRP until its termination effective August 20, 2020.
We have also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2019 through December 31, 2019, and from January 1, 2020 through January 31, 2021, we incurred and paid $1,100 and $1,000, respectively, of costs and expenses related to the AIP Reimbursement Agreement.
Our Relationship with KBS Management Group, LLC. For property management services with respect to certain properties, we pay KBS Management Group, LLC, our property co-manager and an affiliate of our advisor, a monthly fee equal to a percentage of the rent (to be determined on a property-by-property basis, consistent with current market rates), payable and actually collected for the month. From January 1, 2019 through December 31, 2019, our property management fees totaled $165,000. From January 1, 2020 through January 31, 2021, our property management fees totaled $147,000, of which $11,000 was outstanding as of January 31, 2021.
Insurance Program. As of January 1, 2019, we, together with KBS Real Estate Investment Trust II (“KBS REIT II”), KBS Real Estate Investment Trust III (“KBS REIT III”), our dealer manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2020, we renewed our participation in the program. The program is effective through June 30, 2021.
From January 1, 2019 through December 31, 2019 and from January 1, 2020 through January 31, 2021, no other transactions occurred between us and KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, Pacific Oak Strategic Opportunity REIT II, our dealer manager, our advisor or other KBS-affiliated entities.
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
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our investment objectives.

March 10, 2021	The Conflicts Committee of the Board of Directors: Jon D. Kline (chair), George R. Bravante, Jr. and Keith P. Russell

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2020, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2020 and 2019 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2020 and 2019, are set forth in the table below.

	2020	2019
Audit fees	$355,000	$335,500
Audit-related fees	—	—
Tax fees	41,125	30,100
All other fees	2,300	1,100
Total	$398,425	$366,700

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
The following financial statement schedule is included herein at pages F-35 through F-36 of this report:
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

4.5
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.1
Real Estate Property Co-Management Agreement (related to The Offices at Greenhouse), by and between KBSGI Offices at Greenhouse, LLC and KBS Management Group, LLC dated as of November 21, 2016, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment no. 2 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed December 20, 2016

10.2
Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of May 23, 2013, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.3
First Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of September 13, 2013, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.4
Second Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of November 26, 2013, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

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

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex.	Description

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 10, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Growth & Income REIT, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of real estate investments
Description of the Matter
The Company’s real estate investments totaled $142.6 million as of December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and eventual disposition of the property. If the carrying value of the real estate is determined to not be recoverable, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company recorded real estate impairment charges of $5.8 million during the year ended December 31, 2020.
Auditing the Company’s process to evaluate real estate investments for impairment was especially challenging as a result of the high degree of judgment and subjectivity in determining whether indicators of impairment were present for certain properties, and in determining the future undiscounted cash flows and estimated fair values, where necessary, of properties where indicators of impairment were determined to be present. In particular, the undiscounted cash flows and fair value estimates were sensitive to significant assumptions including market rental rates and related leasing assumptions, anticipated asset hold periods, capitalization rates and discount rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
To test the Company’s real estate impairment assessment, our audit procedures included, among others, evaluating the significant judgments applied in determining whether indicators of impairment were present, obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, evaluating the methodologies and testing the significant assumptions listed above used to estimate undiscounted cash flows and, where applicable, fair values for certain properties with identified impairment indicators. We also held discussions with management about business plans for the assets and other judgments used in determining hold periods and cash flow estimates for the assets, and compared information used in the impairment assessment to information included in materials presented to the Company’s Board of Directors. Further, we compared significant assumptions used by management as listed above to current industry and economic trends, observable market-specific data, and historical results of the properties. In certain instances, we involved our internal real estate valuation specialists to assist in performing these procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Irvine, California
March 11, 2021

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Real estate:
Land	$21,353	$20,709
Buildings and improvements	134,931	138,600
Tenant origination and absorption costs	11,068	13,822
Total real estate, cost	167,352	173,131
Less accumulated depreciation and amortization	(24,716)	(22,688)
Total real estate held for investment, net	142,636	150,443
Real estate held for sale, net	—	18,594
Total real estate, net	142,636	169,037
Cash and cash equivalents	3,807	6,287
Restricted cash	552	—
Investment in unconsolidated joint venture	—	1,000
Rents and other receivables	2,936	3,284
Above-market leases, net	92	120
Assets related to real estate held for sale	—	760
Prepaid expenses and other assets	1,555	1,753
Total assets	$151,578	$182,241
Liabilities and stockholders’ equity
Notes payable:
Notes payable, net	$96,623	$103,913
Notes payable related to real estate held for sale, net	—	13,948
Total notes payable, net	96,623	117,861
Accounts payable and accrued liabilities	2,189	2,728
Due to affiliates	7,275	5,552
Distributions payable	—	467
Below-market leases, net	1,509	2,533
Liabilities related to real estate held for sale	—	1,057
Other liabilities	4,142	3,765
Total liabilities	111,738	133,963
Commitments and contingencies (Note 13)
Redeemable common stock	250	1,000
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,873,729 and 9,841,004 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	99	98
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 310,974 and 306,292 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	85,248	84,184
Cumulative distributions and net losses	(45,760)	(37,007)
Total stockholders’ equity	39,590	47,278
Total liabilities and stockholders’ equity	$151,578	$182,241

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Rental income	$17,892	$20,621	$21,855
Other operating income	160	291	325
Total revenues	18,052	20,912	22,180
Expenses:
Operating, maintenance, and management	3,829	4,664	4,734
Property management fees and expenses to affiliate	136	165	170
Real estate taxes and insurance	2,672	2,946	2,786
Asset management fees to affiliate	1,729	1,898	1,855
General and administrative expenses	2,307	1,755	1,452
Depreciation and amortization	8,104	8,660	9,529
Interest expense	4,965	7,032	5,302
Impairment charges on real estate	5,750	—	—
Total expenses	29,492	27,120	25,828
Other income (loss):
Interest and other income	14	61	47
Gain on sale of real estate, net	5,245	—	—
Equity in (loss) income of unconsolidated joint venture	(827)	45	—
Loss from extinguishment of debt	(29)	—	—
Total other income	4,403	106	47
Net loss	$(7,037)	$(6,102)	$(3,601)
Net loss per common share, basic and diluted	$(0.69)	$(0.61)	$(0.38)
Weighted-average number of common shares outstanding, basic and diluted	10,181,003	9,978,325	9,494,538

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2017	9,149,100	$91	281,537	$3	$76,265	$(16,940)	$59,419
Net loss	—	—	—	—	—	(3,601)	(3,601)
Issuance of common stock	514,880	6	13,426	—	4,639	—	4,645
Transfers from redeemable common stock	—	—	—	—	1,314	—	1,314
Redemptions of common stock	(277,072)	(3)	—	—	(2,311)	—	(2,314)
Distributions declared	—	—	—	—	—	(4,872)	(4,872)
Balance, December 31, 2018	9,386,908	94	294,963	3	79,907	(25,413)	54,591
Net loss	—	—	—	—	—	(6,102)	(6,102)
Issuance of common stock	454,096	4	13,574	—	4,298	—	4,302
Redemptions of common stock	—	—	(2,245)	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(5,492)	(5,492)
Balance, December 31, 2019	9,841,004	98	306,292	3	84,184	(37,007)	47,278
Net loss	—	—	—	—	—	(7,037)	(7,037)
Issuance of common stock	57,292	1	4,682	—	521	—	522
Transfers from redeemable common stock	—	—	—	—	750	—	750
Redemptions of common stock	(24,567)	—	—	—	(207)	—	(207)
Distributions declared	—	—	—	—	—	(1,716)	(1,716)
Balance, December 31, 2020	9,873,729	$99	310,974	$3	$85,248	$(45,760)	$39,590

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities:
Net loss	$(7,037)	$(6,102)	$(3,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,104	8,660	9,529
Impairment charges on real estate	5,750	—	—
Equity in loss (income) of unconsolidated joint venture	827	(45)	—
Deferred rents	346	(576)	(1,083)
Bad debt expense	—	—	54
Amortization of above- and below-market leases, net	(996)	(1,248)	(2,012)
Amortization of deferred financing costs	309	357	344
Unrealized loss on derivative instruments	735	1,595	86
Loss from extinguishment of debt	29	—	—
Gain on sale of real estate, net	(5,245)	—	—
Changes in operating assets and liabilities:
Rents and other receivables	(57)	(226)	(109)
Prepaid expenses and other assets	(153)	(482)	(877)
Accounts payable and accrued liabilities	(191)	(229)	274
Due to affiliates	1,723	1,911	1,854
Other liabilities	(315)	419	(180)
Net cash provided by operating activities	3,829	4,034	4,279
Cash Flows from Investing Activities:
Proceeds from sale of real estate	23,603	—	—
Improvements to real estate	(1,298)	(3,944)	(1,654)
Investment in unconsolidated joint venture	—	(955)	—
Purchase of joint venture partner’s equity interest, net of cash acquired	(858)	—	—
Escrow deposit received for future real estate sale	—	1,000	—
Reimbursement from unconsolidated joint venture	3	—	—
Net cash provided by (used in) investing activities	21,450	(3,899)	(1,654)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,400	681	45,000
Principal payments on notes payable	(26,650)	—	(41,000)
Payments of deferred financing costs	(89)	—	(7)
Proceeds from issuance of common stock	—	2,476	2,670
Payments to redeem common stock	(207)	(21)	(2,314)
Distributions paid to common stockholders	(1,661)	(3,632)	(2,849)
Net cash (used in) provided by financing activities	(27,207)	(496)	1,500
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,928)	(361)	4,125
Cash and cash equivalents and restricted cash, beginning of period	6,287	6,648	2,523
Cash and cash equivalents and restricted cash, end of period	$4,359	$6,287	$6,648
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,009	$5,090	$4,807
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$—	$467	$433
Accrued improvements to real estate	$100	$460	$743
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$522	$1,826	$1,975
Real estate consolidated in connection with joint venture purchase	$4,780	$—	$—
Other assets consolidated in connection with joint venture purchase	$64	$—	$—
Note payable assumed in connection with joint venture purchase	$3,763	$—	$—
Liabilities assumed in connection with joint venture purchase	$53	$—	$—

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
As of December 31, 2020, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. The Company’s core focus in the U.S. office sector reflects a value-creating core strategy, which is also known as a core-plus strategy.
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
December 31, 2020

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
As of December 31, 2020, the Company had redeemed 446,853 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
Additionally, on August 11, 2015, the Company issued 46,362 shares of Class A common stock to the Company’s affiliates, for an aggregate of $0.3 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants. During the year ended December 31, 2020, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did, however, recognize impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210. W. Chicago. For more information, see Note 3, “Real Estate Held for Investment - Impairment of Real Estate” and Note 6, “Investment in Unconsolidated Joint Venture.” In addition, reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment and may limit the Company’s ability to exercise its extension option under its term loan due to covenants described in the loan agreement. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail tenants, which comprise approximately 7% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. During the year ended December 31, 2020, the Company granted approximately $0.2 million of rent deferrals and approximately $0.1 million in rental abatements. As the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent, and the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

Liquidation Strategy
On November 7, 2018, the board of directors of the Company formed a special committee comprised of the independent directors to evaluate various strategic alternatives for the Company. With input from the Advisor, and with the assistance of its own independent financial advisor, the special committee conducted a detailed assessment of the portfolio, taking into account the prevailing conditions of the real estate and financial markets and the economic conditions in the submarkets where the properties are located, the minimal amount of capital raised in the offerings, which was substantially impacted by regulatory changes, and subsequent inability to acquire a diverse portfolio of investments resulting in the fixed costs associated with managing a public REIT and the portfolio of real estate investments being a greater percentage of the net operating income of the Company. Based upon the special committee’s assessment and recommendation, in August of 2020, the board of directors determined that it is in the best interests of the Company and its stockholders to pursue a liquidation strategy through asset sales. Following this determination, the special committee directed the Advisor, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by the board and submission to the stockholders. The Company initially expected to present a plan of liquidation for a vote of the stockholders of the Company within six months from its determination to pursue a liquidation strategy. However, as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of the Company’s properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic, the board believes it is in the best interest of the stockholders to delay any proposal to liquidate the Company. The Company remains committed to pursuing a liquidation strategy when market conditions improve.

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
December 31, 2020

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
December 31, 2020

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

Land	N/A
Buildings	25 - 40 years
Building improvements	10 - 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

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
December 31, 2020

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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the year ended December 31, 2020, the Company recorded $5.8 million impairment loss on its real estate and related intangible assets. See Note 3, “Real Estate Held for Investment - Impairment of Real Estate.” The Company did not record any impairment loss on its real estate and related intangible assets during the years ended December 31, 2019 and 2018.
Real Estate Held for Sale
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sales of properties that were disposed of or classified as held for sale in the ordinary course of business during the years ended December 31, 2020, 2019 and 2018 are included in continuing operations on the Company’s consolidated statements of operations.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2020. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2020.
Restricted Cash
Restricted cash is composed of lender impound reserve accounts related to the Company’s borrowings.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

Investments in Unconsolidated Joint Ventures
The Company accounts for investments in unconsolidated joint ventures over which the Company may exercise significant influence, but does not control, using the equity method of accounting. Under the equity method, the investment is initially recorded at cost and subsequently adjusted to reflect additional contributions or distributions and the Company’s proportionate share of equity in the joint venture’s income (loss). The Company recognizes its proportionate share of the ongoing income or loss of the unconsolidated joint venture as equity in income (loss) of unconsolidated joint venture on the consolidated statements of operations. On a quarterly basis, the Company evaluates its investment in an unconsolidated joint venture for other-than-temporary impairments. During the year ended December 31, 2019, the Company held a 50% equity interest in an unconsolidated joint venture, which was accounting for under the equity method. In October 2020, the Company acquired the joint venture partner’s 50% membership interest, resulting in the consolidation of the joint venture. As of December 31, 2020, there were no unconsolidated joint ventures accounted for under the equity method.
Rents and Other Receivables
The Company makes a determination of whether the collectibility of the lease payments in its operating leases is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any outstanding rent receivables related to contractual lease payments and variable leases payments and write-off any deferred rent receivable and would recognize rental income only if cash is received. The Company exercises judgment in assessing collectibility and considers payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements, including the impact of the COVID-19 pandemic on the tenant’s business, in making the determination.
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
December 31, 2020

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
December 31, 2020

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
Pursuant to the Company’s share redemption program, as amended to date, there are several limitations on the Company’s ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders. The annual dollar limitation for special redemptions for the calendar year 2020 was initially $1.0 million. On August 5, 2020, the board of directors established a new dollar amount limitation under the Company’s share redemption program for the remainder of the calendar year 2020 of $200,000. On December 7, 2020, the Company’s board of directors approved a new annual dollar amount limitation for special redemptions for calendar year 2021 of $250,000 in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.
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
On December 4, 2019, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $8.43 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2019. The change in the redemption price was effective for the December 2019 through November 2020 redemption dates.
On December 7, 2020, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $4.90 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2020. The change in the redemption price became effective for the December 2020 redemption date, which was December 31, 2020, and will be effective until the estimated value per share is updated.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

The Company records amounts that are redeemable under the share redemption program as redeemable common stock liability in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. For the years prior to 2019, the maximum amount redeemable under the Company’s share redemption program was limited to the number of shares the Company could redeem with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan during the prior calendar year. Commencing January 1, 2019, the maximum amount redeemable under the Company’s share redemption program during a calendar year is limited to an annual dollar amount determined by the board of directors, which was $1.0 million for the year ended December 31, 2019, and was initially set at $1.0 million for the year ended December 31, 2020. On August 5, 2020, the board of directors established a new dollar amount limitation under the Company’s share redemption program for the remainder of the calendar year 2020 of $200,000. On December 7, 2020, the Company’s board of directors approved a new annual dollar amount limitation for special redemptions for calendar year 2021 of $250,000 in the aggregate, as may be reviewed and adjusted from time to time by the board of directors. However, because the amounts that can be redeemed are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the amounts available for redemptions in future periods as redeemable common stock in the accompanying balance sheets.
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
Related Party Transactions
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See Note 10, “Related Party Transactions.” In addition, the Advisor has agreed to pay all offering expenses related to the Second Private Offering without reimbursement by the Company.
In addition, in connection with certain property acquisitions, the Company, through indirect wholly owned subsidiaries, has entered into separate property management agreements (each, a “Property Management Agreement”) with KBS Management Group, LLC (the “Co-Manager”), an affiliate of the Advisor.
The Company records all related party fees as incurred, subject to any limitations described in the respective agreements. The Company had not incurred any disposition fees, subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2020.
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
Asset Management Fee
The Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1.0% of the cost of the real property investments, including any debt financing on the property. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and typical third-party expenses related to the acquisition.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

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
Reimbursement of Operating Expenses
The Company reimburses the Advisor for the following expenses it incurs in connection with providing services to the Company under the Advisory Agreement: the Company’s allocable portion of the costs of internal audit department personnel and promotional costs and expenses related to the leasing of properties.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2020. As of December 31, 2020, returns for the calendar years 2016 through 2019 remain subject to examination by major tax jurisdictions.
Segments
The Company had invested in four office properties as of December 31, 2020. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the years ended December 31, 2020, 2019 and 2018. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the year ended December 31, 2020, 2019 and 2018 as aggregate cash distributions for each share class were equal during those periods.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

During the years ended December 31, 2020, 2019 and 2018, aggregate cash distributions declared per share of Class A and Class T common stock were $0.16860000, $0.55036183 and $0.51295025, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other measures, including annualized base rent and annualized base rent per square foot, or amounts derived from such measures, used to describe real estate investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.
Reclassifications
Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods. Upon adoption of the lease accounting standards of Topic 842 on January 1, 2019 (described above), the Company accounted for tenant reimbursements for property taxes, insurance and common area maintenance as variable lease payments and recorded these amounts as rental income on the statement of operations. For the year ended December 31, 2018, the Company reclassified $3.8 million of tenant reimbursement revenue for property taxes, insurance, and common area maintenance to rental income for comparability purposes.
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through December 31, 2020, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

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
The Company has not granted any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of December 31, 2020 or consolidated statements of operations for the year ended December 31, 2020. As of December 31, 2020, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.1 million in rental abatements.
As of December 31, 2020, the Company had $0.1 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic. For the year ended December 31, 2020, the Company recorded $0.1 million of rental abatements granted to tenants as a result of the COVID-19 pandemic.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

3. REAL ESTATE HELD FOR INVESTMENT
As of December 31, 2020, the Company’s portfolio of real estate held for investment was composed of four office buildings containing 599,030 rentable square feet, which were collectively 90.4% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2020 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$77,945	$(13,633)	$64,312
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,094	(9,762)	37,332
Institute Property	11/09/2017	Chicago	IL	Office	37,533	(1,267)	36,266
210 W. Chicago (2)	10/05/2020	Chicago	IL	Office	4,780	(54)	4,726
					$167,352	$(24,716)	$142,636
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) The Company made its initial investment in 210 W. Chicago in June 2019 through a joint venture with an unaffiliated third party. On October 5, 2020, the Company purchased its joint venture partner’s membership interest and consolidated the joint venture that owns 210 W. Chicago. For more information, see Note 6, “Investment in Unconsolidated Joint Venture.”
As of December 31, 2020, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$64,312	42.4%	$5,585	$28.60	87.1%
The Offices at Greenhouse	Houston, TX	203,284	37,332	24.6%	4,131	20.63	98.5%
Institute Property	Chicago, IL	155,385	36,266	23.9%	3,574	27.58	83.4%
210 W. Chicago	Chicago, IL	16,239	4,726	3.1%	556	34.27	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties held for investment are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2020, the leases had remaining terms, excluding options to extend, of up to 8.6 years with a weighted-average remaining term of 2.9 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.8 million and $1.1 million as of December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020, 2019 and 2018, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(0.3) million, $0.6 million, and $1.1 million, respectively. As of December 31, 2020 and 2019, the cumulative deferred rent balance was $2.6 million and $3.0 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $0.1 million and $0.2 million of unamortized lease incentives as of December 31, 2020 and 2019, respectively.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

As of December 31, 2020, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

2021	$13,191
2022	11,265
2023	8,693
2024	7,452
2025	2,498
Thereafter	3,142
$46,241

As of December 31, 2020, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 21% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio held for investment, which expires on December 31, 2024, with two five-year extension options. As of December 31, 2020, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of December 31, 2020, the Company’s real estate properties held for investment were leased to 64 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	10	$5,048	36.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2020, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2020, no other tenant industries accounted for more than 10% of annualized base rent. During the years ended December 31, 2020 and 2019, the Company excluded from rental income of $0.7 million and $0.6 million, respectively, related to lease payments that were deemed not probable of collection. During the years ended December 31, 2019 and 2018, the Company recorded bad debt recovery of $27,000 and bad debt expense of $54,000, respectively, which was included in operating, maintenance, and management expense in the accompanying consolidated statements of operations. No bad debt expense or recovery was recorded during the year ended December 31, 2020.
Impairment of Real Estate
During the year ended December 31, 2020, the Company recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which the Company believes will result in additional challenges to release the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and, as of December 31, 2020, six tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2020 and 2019, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2020	2019	2020	2019	2020	2019
Cost	$11,068	$13,822	$177	$213	$(5,114)	$(6,213)
Accumulated Amortization	(6,210)	(6,818)	(85)	(93)	3,605	3,680
Net Amount	$4,858	$7,004	$92	$120	$(1,509)	$(2,533)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2020, 2019 and 2018 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Amortization	$(2,069)	$(2,576)	$(3,434)	$(28)	$(30)	$(30)	$1,024	$1,278	$2,042

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2020 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2021	$(1,660)	$(21)	$587
2022	(1,324)	(21)	441
2023	(878)	(21)	189
2024	(737)	(20)	118
2025	(125)	(7)	79
Thereafter	(134)	(2)	95
	$(4,858)	$(92)	$1,509
Weighted-Average Remaining Amortization Period	3.6 years	4.6 years	3.5 years

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

5. REAL ESTATE SALES
On January 17, 2020, the Company sold Von Karman Tech Center to an unaffiliated third party for $25.4 million, before third-party closing costs of approximately $0.4 million and excluding the $0.4 million disposition fee payable to the Advisor. The results of operations for Von Karman Tech Center are included in continuing operations on the Company’s consolidated statements of operations. As of December 31, 2020, the Company did not have any real estate properties held for sale. The following table summarizes certain revenue and expenses related to Von Karman Tech Center, which were included in continuing operations (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues
Rental income	$100	$2,329	$2,453
Other operating income	—	70	77
Total revenues	$100	$2,399	$2,530
Expenses
Operating, maintenance, and management	$41	$652	$916
Property management fees and expenses to affiliate	1	33	38
Real estate taxes and insurance	15	301	298
Asset management fees to affiliate	10	219	218
General and administrative expenses	18	49	9
Depreciation and amortization	—	505	721
Interest expense	30	937	600
Total expenses	$115	$2,696	$2,800

The following summary presents the major components of assets and liabilities related to Von Karman Tech Center as of December 31, 2019 (in thousands). No real estate properties were held for sale as of December 31, 2020:

	December 31, 2020	December 31, 2019
Assets related to real estate held for sale
Total real estate, at cost	$—	$20,602
Accumulated depreciation and amortization	—	(2,008)
Real estate held for sale, net	—	18,594
Other assets	—	760
Total assets related to real estate held for sale	$—	$19,354
Liabilities related to real estate held for sale
Total notes payable, net	$—	$13,948
Other liabilities	—	1,057
Total liabilities related to real estate held for sale	$—	$15,005

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

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
During the year ended December 31, 2020, the Company recorded an estimated loss of $0.3 million related to its obligation to satisfy the put option to the JV Partner, which was included in equity in loss of unconsolidated joint venture. The loss was estimated based on the expected loss to be recorded on consolidation of the entity, which was determined based on FASB ASC 810, Consolidation, guidance for initial consolidation of a variable interest entity (“VIE”) that is not considered a business. The loss was estimated based on the difference between (a) the sum of the value of the consideration paid plus the carrying amount of the previously held interests in the entity and (b) the estimated fair values of the net assets held within the entity as of the consolidation date.
During the year ended December 31, 2020 and 2019, the Company recognized $0.8 million of equity loss, and $45,000 of equity income, respectively. Equity loss recognized during the year ended December 31, 2020 included $0.5 million of impairment related to the Company’s investment in the Joint Venture and $0.3 million of loss recorded related to the consolidation of the VIE as discussed above. The impairment was a result of the decline in fair value of the underlying 210 W. Chicago property due to changes in cash flow estimates including a change in leasing projections, which triggered future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in a decrease in projected rental rates as leases mature. Further, tenants at 210 W. Chicago have been adversely impacted by the measures put in place to control the spread of COVID-19 and many tenants have requested rent concessions as their businesses have been severely impacted.
At consolidation on October 5, 2020, the estimated fair value of the 210 W. Chicago property was $4.8 million. The Company allocated $1.8 million to land, $2.8 million to building and improvements and $0.2 million to tenant origination and absorption costs. The Company also consolidated $64,000 of other assets. In addition, the Company assumed a $3.8 million mortgage loan held by the Joint Venture and $53,000 of liabilities as a result of the consolidation. The fair value of the real state was based on a third-party appraisal which was calculated using a discounted cash flow analysis. The significant unobservable inputs used in estimating the fair value of the real estate include a discount rate of 9.25% and a terminal cap rate of 6.25%. The Company classifies these inputs as Level 3 inputs.
The intangible assets acquired in connection with this transaction have a weighted-average amortization period as of the date of the acquisition of 2.7 years for tenant origination and absorption costs. For the period from October 5, 2020 through December 31, 2020, the Company recognized $0.4 million of total revenues and $0.1 million of operating expenses from this property.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

7. NOTES PAYABLE
As of December 31, 2020 and 2019, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2020	Book Value as of December 31, 2019	Contractual Interest Rate as of December 31, 2020(1)	Effective Interest Rate at December 31, 2020 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR + 1.80%	3.74%	Interest Only	02/01/2023
Term Loan (4)	47,550	72,800	One-month LIBOR + 2.00%	4.07%	Interest Only	11/09/2021
210 W. Chicago Mortgage Loan (5)	3,763	—	One-month LIBOR + 2.20%	2.45%	(5)	06/28/2024
Notes payable principal outstanding	$96,994	$118,481
Deferred financing costs, net	(371)	(620)
Notes payable, net	$96,623	$117,861
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2020. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2020 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2020, where applicable.
(2) Represents the maturity date as of December 31, 2020; subject to certain conditions, the maturity dates of the loans may be extended beyond the dates shown.
(3) As of December 31, 2020, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. As of December 31, 2020, $45.7 million of the Commonwealth Building Mortgage Loan was outstanding and $5.7 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) On January 17, 2020, in connection with the disposition of Von Karman Tech Center, pursuant to the terms of the Term Loan, the Company reduced the amount of the term commitment and revolving commitment to $39.4 million and $19.7 million, respectively. As of December 31, 2020, the outstanding balance under the Term Loan consisted of $39.4 million of term commitment and $8.1 million of revolving commitment. As of December 31, 2020, there was a one-year extension option remaining on the Term Loan. The Term Loan is secured by The Offices at Greenhouse Property and the Institute Property. Reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment and may impact the Company’s ability to exercise its extension option under the Term Loan due to covenants described in the loan agreement.
(5) The Company made its initial investment in 210 W. Chicago in June 2019 through the Joint Venture. On October 5, 2020, the Company purchased the JV Partner’s membership interest and consolidated the Joint Venture that owns 210 W. Chicago. As such, the 210 W. Chicago Mortgage Loan was included in the Company’s consolidated financial statements as of December 31, 2020. Beginning July 5, 2021, and through the maturity date, monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
During the years ended December 31, 2020, 2019 and 2018, the Company incurred $5.0 million, $7.0 million and $5.3 million of interest expense. As of December 31, 2020 and 2019, $0.3 million and $0.4 million of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2020, 2019 and 2018 were $0.3 million, $0.4 million and $0.3 million of amortization of deferred financing costs, respectively. Also included in interest expense during the year ended December 31, 2018 was $0.2 million of debt refinancing costs. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $2.1 million, $1.6 million and $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2020 (in thousands):

2021	$47,650
2022	203
2023	45,889
2024	3,252
2025	—
Thereafter	—
$96,994

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2020 and 2019. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2020		December 31, 2019			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of December 31, 2020
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	1.3

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019 (dollars in thousands):

		December 31, 2020		December 31, 2019
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	2	$(2,239)	2	$(1,503)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Income statement related
Derivatives not designated as hedging instruments
Realized loss (gain) recognized on interest rate swaps	$1,380	$46	$(21)
Unrealized loss on interest rate swaps	735	1,595	86
Increase in interest expense as a result of derivatives	$2,115	$1,641	$65

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2020 and 2019, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2020			December 31, 2019
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$96,994	$96,623	$95,036	$118,481	$117,861	$119,196

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of December 31, 2020, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(2,239)	$—	$(2,239)	$—

During the year ended December 31, 2020, the Company measured the following assets at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$37,100	$—	$—	$37,100
Investment in unconsolidated joint venture (2)	528	—	—	528
_____________________
(1) Amount represents the fair value for the Institute Property impacted by an impairment charge during the year ended December 31, 2020, as of the date that the fair value measurement was made, which was March 31, 2020. The carrying value for the Institute Property may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
(2) Amount represents the fair value for the Company’s investment in unconsolidated joint venture impacted by an impairment charge during the year ended December 31, 2020, as of the date that the fair value measurement was made, which was March 31, 2020.
At March 31, 2020, the Institute Property was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property include a discount rate of 7.50% and a terminal cap rate of 6.25%. See Note 3, “Real Estate Held for Investment - Impairment of Real Estate” for further discussion on the impaired real estate property. In addition, at March 31, 2020, the Company measured its investment in unconsolidated joint venture to its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of the underlying property of the investment include a discount rate of 10.00% and a terminal cap rate of 6.75%. See Note 6, “Investment in Unconsolidated Joint Venture” for further discussion.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

10. RELATED PARTY TRANSACTIONS
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the investment of funds in real estate, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. In addition, the Advisor has paid all offering expenses related to the Second Private Offering without reimbursement by the Company.
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
The Advisor also serves or served as the advisor for KBS Real Estate Investment Trust, Inc. (“KBS REIT I”) (which liquidated in December 2018), KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc. (“Pacific Oak Strategic Opportunity REIT”), KBS Legacy Partners Apartment REIT, Inc. (“KBS Legacy Partners Apartment REIT”) (which liquidated in December 2018) and Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc. (“Pacific Oak Strategic Opportunity REIT II”). Effective October 31, 2019, the respective advisory agreements between the Advisor and Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II terminated. The Dealer Manager also serves or served as the dealer manager for KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II. Effective December 31, 2019, the respective dealer-manager agreements between the Dealer Manager, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II terminated.
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
As of January 1, 2018, the Company, together with KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT, Pacific Oak Strategic Opportunity REIT II, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. At the June 2018 renewal, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II elected to cease participation in the program and obtained separate insurance coverage. In June 2020, the Company renewed its participation in the program. The program is effective through June 30, 2021.
During the years ended December 31, 2020, 2019 and 2018, no other business transactions occurred between the Company and KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2020, 2019 and 2018, respectively, and any related amounts payable as of December 31, 2020 and 2019 (in thousands):

	Incurred Years Ended December 31,			Payable as of December 31,
	2020	2019	2018	2020	2019
Expensed
Asset management fees (1)	$1,729	$1,898	$1,855	$5,901	$4,171
Reimbursement of operating expenses (2)	284	198	197	25	29
Property management fees (3)	136	165	170	11	14
Disposition fees (4)	381	—	—	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	—	1,338	1,338
	$2,530	$2,261	$2,222	$7,275	$5,552
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of December 31, 2020, the Company had accrued and deferred payment of $5.9 million of asset management fees related to October 2017 through December 2020.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
(5) See “Advance from the Advisor” below.
During the year ended December 31, 2018, the Advisor reimbursed the Company $10,655 for property insurance rebates. No reimbursements were received during the years ended December 31, 2020 and 2019.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2020, 2019 and 2018, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
Effective September 29, 2017, the Company eliminated its obligation to reimburse expenses incurred by the Advisor in connection with providing services pursuant to the Advisory Agreement, other than (i) the allocable portion of the costs of the internal audit department and (ii) promotional costs and expenses related to the leasing of properties.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2020 exceeded the charter-imposed limitation; however, the Company’s conflicts committee determined that the relationship of the Company’s operating expenses to its average invested assets was justified as the Company is now entering its liquidation stage and has incurred additional legal and financial advisor expenses as a result and has already sold one of its real estate properties.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of December 31, 2020, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

The Advisor or its affiliates have paid some of the offering costs related to the Company’s distribution reinvestment plan offering (the “DRP”), including, but not limited to, legal, accounting, printing, mailing and filing fees of the Company. The Company was responsible for reimbursing the Advisor for these costs. No reimbursements made by the Company to the Advisor may cause total organization and offering expenses incurred by the Company to exceed 15% of the aggregate gross offering proceeds of the DRP as of the date of reimbursement. Subject to the limitations described above, the Company was also responsible for reimbursing the Dealer Manager or its affiliates for organization and offering expenses that they incurred on the Company’s behalf. From January 1, 2018 through December 31, 2020, with respect to the DRP, neither the Advisor nor the Dealer Manager incurred any organization and offering expenses on behalf of the Company. On August 5, 2020, the Company’s board of directors approved the termination of the DRP effective August 20, 2020.
The Advisor agreed to pay all organization and offering expenses related to the Second Private Offering, including selling commissions, directly on behalf of the Company without reimbursement by the Company. From the inception of the Second Private Offering through December 31, 2020, the Advisor incurred approximately $5.5 million of organization and offering expenses related to the Second Private Offering on behalf of the Company. On August 5, 2020, the Company’s board of directors terminated the Second Private Offering.

11. UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following unaudited pro forma information for the year ended December 31, 2020 has been prepared to give effect the disposition of Von Karman Tech Center on January 17, 2020, as if the disposition occurred on January 1, 2018. These unaudited pro forma financial statements are prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the disposition of Von Karman Tech Center been consummated as of January 1, 2018 (in thousands, except share and per share amounts).

	Years Ended December 31,
	2020	2019	2018
Revenues	$17,952	$18,513	$19,650
Net loss	$(7,022)	$(5,805)	$(3,331)
Net loss per common share, basic and diluted	$(0.69)	$(0.58)	$(0.35)

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019 (in thousands, except per share amounts):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,617	$4,668	$4,058	$4,709
Net loss	(4,058)	(871)	(1,501)	(607)
Net loss per common share, basic and diluted	(0.40)	(0.09)	(0.15)	(0.05)
Distributions declared per common share - Class A	0.063	0.063	—	0.042
Distributions declared per common share - Class T	0.063	0.063	—	0.042

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,317	$4,835	$5,362	$5,398
Net loss	(1,581)	(2,686)	(1,207)	(628)
Net loss per common share, basic and diluted	(0.16)	(0.27)	(0.12)	(0.06)
Distributions declared per common share - Class A	0.136	0.138	0.138	0.138
Distributions declared per common share - Class T	0.136	0.138	0.138	0.138

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2020

13. COMMITMENTS AND CONTINGENCIES
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

14. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Distributions Authorized
On March 10, 2021, the Company’s board of directors authorized a quarterly distribution in the amount of $0.04287500 per share of common stock to stockholders of record as of the close of business on March 15, 2021, which the Company expects to pay in March 2021.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2020
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Properties Held for Investment
Commonwealth Building	Portland, OR	100%	$45,681	$7,300	$66,544	$73,844	$4,101	$7,300	$70,645	$77,945	$(13,633)	1948	06/30/2016
The Offices at Greenhouse	Houston, TX	100%	(4)	5,009	41,595	46,604	490	5,009	42,085	47,094	(9,762)	2014	11/14/2016
Institute Property	Chicago, IL	100%	(4)	8,400	37,654	46,054	(8,521)	7,236	30,297	37,533	(1,267)	1908	11/09/2017
210 W. Chicago (5)	Chicago, IL	100%	3,763	1,808	2,972	4,780	—	1,808	2,972	4,780	(54)	1913/2000	10/05/2020
Total Properties Held for Investment				$22,517	$148,765	$171,282	$(3,930)	$21,353	$145,999	$167,352	$(24,716)
_____________________
(1) Building and improvements includes impairment charges and tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $172.4 million (unaudited) as of December 31, 2020.
(4) As of December 31, 2020, these properties served as the security for the Term Loan, which had an outstanding principal balance of $47.6 million as of December 31, 2020.
(5) The Company made its initial investment in 210 W. Chicago in June 2019 through the Joint Venture. On October 5, 2020, the Company purchased the JV Partner’s membership interest and consolidated the Joint Venture that owns 210 W. Chicago as of that date, recording the real estate at fair value. The initial cost to the Company of $4.8 million reflects the fair value of the real estate upon acquisition of the JV Partner’s 50% equity interest.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2020
(dollar amounts in thousands)

	2020	2019	2018
Real Estate:
Balance at the beginning of the year	$193,733	$190,751	$190,756
Acquisitions	4,780	—	—
Improvements	938	3,962	1,921
Write off of fully depreciated and fully amortized assets	(5,767)	(980)	(1,926)
Impairments	(5,677)	—	—
Sale	(20,655)	—	—
Balance at the end of the year	$167,352	$193,733	$190,751
Accumulated depreciation and amortization:
Balance at the beginning of the year	$24,696	$17,116	$9,627
Depreciation and amortization expense	7,795	8,560	9,415
Write off of fully depreciated and fully amortized assets	(5,767)	(980)	(1,926)
Sale	(2,008)	—	—
Balance at the end of the year	$24,716	$24,696	$17,116

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 11, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 11, 2021
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 11, 2021
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 11, 2021
Stacie K. Yamane
/s/ GEORGE R. BRAVANTE, JR.	Director	March 11, 2021
George R. Bravante, Jr.
/s/ JON D. KLINE	Director	March 11, 2021
Jon D. Kline
/s/ KEITH P. RUSSELL	Director	March 11, 2021
Keith P. Russell