Form 10-Q
period 2021-03-31
KBS Growth & Income REIT, Inc.
filed 2021-05-11
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2021, there were 9,864,261 outstanding shares of Class A common stock and 310,974 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Real estate:
Land	$21,353	$21,353
Buildings and improvements	135,193	134,931
Tenant origination and absorption costs	10,250	11,068
Total real estate, cost	166,796	167,352
Less accumulated depreciation and amortization	(25,777)	(24,716)
Total real estate, net	141,019	142,636
Cash and cash equivalents	2,712	3,807
Restricted cash	552	552
Rents and other receivables	2,828	2,936
Above-market leases, net	87	92
Prepaid expenses and other assets	1,790	1,555
Total assets	$148,988	$151,578
Liabilities and stockholders’ equity
Notes payable, net	$96,683	$96,623
Accounts payable and accrued liabilities	1,320	2,189
Due to affiliates	7,733	7,275
Below-market leases, net	1,339	1,509
Other liabilities	3,328	4,142
Total liabilities	110,403	111,738
Commitments and contingencies (Note 9)
Redeemable common stock	204	250
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,864,261 and 9,873,729 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	99	99
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 310,974 shares and 310,974 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	85,248	85,248
Cumulative distributions and net losses	(46,969)	(45,760)
Total stockholders’ equity	38,381	39,590
Total liabilities and stockholders’ equity	$148,988	$151,578

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Rental income	$4,294	$4,583
Other operating income	21	34
Total revenues	4,315	4,617
Expenses:
Operating, maintenance, and management	830	954
Property management fees and expenses to affiliate	31	35
Real estate taxes and insurance	766	733
Asset management fees to affiliate	428	435
General and administrative expenses	477	473
Depreciation and amortization	1,982	2,166
Interest expense	573	2,888
Impairment charges on real estate	—	5,750
Total expenses	5,087	13,434
Other income:
Interest and other income	—	12
Gain on sale of real estate, net	—	5,245
Equity in loss of unconsolidated joint venture	—	(469)
Loss from extinguishment of debt	—	(29)
Total other income	—	4,759
Net loss	$(772)	$(4,058)
Net loss per common share, basic and diluted	$(0.08)	$(0.40)
Weighted-average number of common shares outstanding basic and diluted	10,184,598	10,171,186

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021 and 2020 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	9,873,729	$99	310,974	$3	$85,248	$(45,760)	$39,590
Net loss	—	—	—	—	—	(772)	(772)
Transfers from redeemable common stock	—	—	—	—	46	—	46
Redemptions of common stock	(9,468)	—	—	—	(46)	—	(46)
Distributions declared	—	—	—	—	—	(437)	(437)
Balance, March 31, 2021	9,864,261	$99	310,974	$3	$85,248	$(46,969)	$38,381

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	9,841,004	$98	306,292	$3	$84,184	$(37,007)	$47,278
Net loss	—	—	—	—	—	(4,058)	(4,058)
Issuance of common stock	29,511	1	2,420	—	268	—	269
Distributions declared	—	—	—	—	—	(644)	(644)
Balance, March 31, 2020	9,870,515	$99	308,712	$3	$84,452	$(41,709)	$42,845

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(772)	$(4,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,982	2,166
Impairment charges on real estate	—	5,750
Equity in loss of unconsolidated joint venture	—	469
Deferred rents	82	191
Amortization of above and below-market leases, net	(165)	(278)
Amortization of deferred financing costs	60	83
Unrealized (gain) loss on derivative instrument	(433)	1,766
Loss from extinguishment of debt	—	29
Gain on sale of real estate, net	—	(5,245)
Changes in operating assets and liabilities:
Rents and other receivables	5	(17)
Prepaid expenses and other assets	(338)	(420)
Accounts payable and accrued liabilities	(988)	(1,144)
Due to affiliates	458	441
Other liabilities	(360)	(327)
Net cash used in operating activities	(469)	(594)
Cash Flows from Investing Activities:
Proceeds from sale of real estate	—	23,603
Improvements to real estate	(143)	(834)
Reimbursement from unconsolidated joint venture	—	3
Net cash (used in) provided by investing activities	(143)	22,772
Cash Flows from Financing Activities:
Principal payments on notes payable	—	(23,650)
Payments to redeem common stock	(46)	—
Distributions paid to common stockholders	(437)	(627)
Net cash used in financing activities	(483)	(24,277)
Net decrease in cash and cash equivalents	(1,095)	(2,099)
Cash and cash equivalents and restricted cash, beginning of period	4,359	6,287
Cash and cash equivalents and restricted cash, end of period	$3,264	$4,188
Supplemental Disclosure of Cash Flow Information
Interest paid	$945	$1,117
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$—	$215
Accrued improvements to real estate	$219	$259
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$269

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
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
As of March 31, 2021, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. The Company’s core focus in the U.S. office sector reflects a value-creating core strategy, which is also known as a core-plus strategy.
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
March 31, 2021
(unaudited)
1. ORGANIZATION (CONTINUED)
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
As of March 31, 2021, the Company had redeemed 456,321 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
Additionally, on August 11, 2015, the Company issued 46,362 shares of Class A common stock to the Company’s affiliates, for an aggregate of $0.3 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants. From March 2020 through March 31, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did, however, recognize impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210. W. Chicago during the three months ended March 31, 2020. In addition, reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment and may limit the Company’s ability to exercise its extension option under its term loan due to covenants described in the loan agreement. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail tenants, which comprise approximately 7% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. As of March 31, 2021, the Company has granted approximately $0.2 million of rent deferrals and approximately $0.1 million in rental abatements. As the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent, and the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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
Liquidation Strategy
In August of 2020, the special committee of the board of directors directed the Advisor, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by the board and submission to the stockholders. The Company initially expected to present a plan of liquidation for a vote of the stockholders of the Company within six months from its determination to pursue a liquidation strategy. However, as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of the Company’s properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic, in November 2020, the board determined to delay any proposal to liquidate the Company until market conditions improve.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Segments
The Company had invested in four office properties as of March 31, 2021. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the three months ended March 31, 2021 and 2020. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the three months ended March 31, 2021 and 2020 as aggregate cash distributions for each share class were equal during those periods.
During the three months ended March 31, 2021 and 2020, aggregate cash distributions declared per share of Class A and Class T common stock were $0.04287500 and $0.06322500, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Distributions declared per common share of Class A and Class T common stock were $0.04287500 per share for the quarter ended March 31, 2021. Distributions declared per common share of Class A and Class T common stock were $0.02107500 per share for each month during the period from January 1, 2020 through March 31, 2020.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
The Company has not granted any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of March 31, 2021 or consolidated statements of operations for the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.1 million in rental abatements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
As of March 31, 2021, the Company had $0.1 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic. For the three months ended March 31, 2021, the Company recorded $16,000 of rental abatements granted to tenants as a result of the COVID-19 pandemic.
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

3. REAL ESTATE HELD FOR INVESTMENT
As of March 31, 2021, the Company’s portfolio of real estate held for investment was composed of four office buildings containing 599,030 rentable square feet, which were collectively 82.5% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2021 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$77,147	$(13,611)	$63,536
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,207	(10,347)	36,860
Institute Property	11/09/2017	Chicago	IL	Office	37,662	(1,718)	35,944
210 W. Chicago	10/05/2020	Chicago	IL	Office	4,780	(101)	4,679
					$166,796	$(25,777)	$141,019
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of March 31, 2021, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$63,536	42.6%	$4,614	$30.33	67.9%
The Offices at Greenhouse	Houston, TX	203,284	36,860	24.7%	4,131	20.63	98.5%
Institute Property	Chicago, IL	155,385	35,944	24.1%	3,370	26.85	80.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT (CONTINUED)
Operating Leases
The Company’s real estate properties held for investment are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2021, the leases had remaining terms, excluding options to extend, of up to 8.3 years with a weighted-average remaining term of 3.0 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.8 million as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(0.1) million and $(0.2) million, respectively. As of March 31, 2021 and December 31, 2020, the cumulative deferred rent balance was $2.5 million and $2.6 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $0.1 million and $0.1 million of unamortized lease incentives as of March 31, 2021 and December 31, 2020, respectively.
As of March 31, 2021, the future minimum rental income from the Company’s properties held for investment under its non-cancelable operating leases was as follows (in thousands):

April 1, 2021 through December 31, 2021	$9,677
2022	11,196
2023	8,737
2024	7,498
2025	2,546
Thereafter	3,190
$42,844

As of March 31, 2021, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 23% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio held for investment, which expires on December 31, 2024, with two five-year extension options. As of March 31, 2021, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
3. REAL ESTATE HELD FOR INVESTMENT (CONTINUED)
As of March 31, 2021, the Company’s real estate properties held for investment were leased to 59 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	9	$4,786	37.8%
Computer system design and related services	2	1,358	10.7%
		$6,144	48.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2021, no other tenant industries accounted for more than 10% of annualized base rent. During the three months ended March 31, 2021 and 2020, the Company excluded from rental income $0.2 million and $0.4 million, respectively, related to lease payments that were deemed not probable of collection.
Impairment of Real Estate
During the three months ended March 31, 2020, the Company recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which the Company believes will result in additional challenges to release the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and as of March 31, 2021, seven tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2021 and December 31, 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Cost	$10,250	$11,068	$178	$177	$(3,784)	$(5,114)
Accumulated Amortization	(5,830)	(6,210)	(91)	(85)	2,445	3,605
Net Amount	$4,420	$4,858	$87	$92	$(1,339)	$(1,509)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020	2021	2020	2021	2020
Amortization	$(437)	$(571)	$(5)	$(7)	$170	$285

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
5. NOTES PAYABLE
As of March 31, 2021 and December 31, 2020, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of March 31, 2021 (1)	Effective Interest Rate at March 31, 2021 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR + 1.80%	3.74%	Interest Only	02/01/2023
Term Loan (4)	47,550	47,550	One-month LIBOR + 2.00%	4.07%	Interest Only	11/09/2021
210 W. Chicago Mortgage Loan	3,763	3,763	One-month LIBOR + 2.20%	2.33%	(5)	06/28/2024
Notes payable principal outstanding	$96,994	$96,994
Deferred financing costs, net	(311)	(371)
Notes payable, net	$96,683	$96,623
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2021. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2021, where applicable.
(2) Represents the maturity date as of March 31, 2021; subject to certain conditions, the maturity dates of the loans may be extended beyond the dates shown.
(3) As of March 31, 2021, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. As of March 31, 2021, $45.7 million of the Commonwealth Building Mortgage Loan was outstanding and $5.7 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of March 31, 2021, the outstanding balance under the Term Loan consisted of $39.4 million of term commitment and $8.1 million of revolving commitment. As of March 31, 2021, there was a one-year extension option remaining on the Term Loan. The Term Loan is secured by The Offices at Greenhouse Property and the Institute Property. Reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment and may impact the Company’s ability to exercise its extension option under the Term Loan due to covenants described in the loan agreement.
(5) Beginning July 5, 2021, and through the maturity date, monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
During the three months ended March 31, 2021 and 2020, the Company incurred $0.6 million and $2.9 million of interest expense, respectively. As of March 31, 2021 and December 31, 2020, $0.3 million and $0.3 million of interest expense were payable, respectively. Included in interest expense during the three months ended March 31, 2021 and 2020 were $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $3,000 and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
5. NOTES PAYABLE (CONTINUED)
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2021 (in thousands):

April 1, 2021 through December 31, 2021	$47,652
2022	208
2023	45,894
2024	3,240
2025	—
Thereafter	—
$96,994

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
The Company enters into interest rate swaps as a fixed rate payer to mitigate its exposure to rising interest rates on its variable rate notes payable. The value of interest rate swaps is primarily impacted by interest rates, market expectations about interest rates, and the remaining life of the instrument. In general, increases in interest rates, or anticipated increases in interest rates, will increase the value of the fixed rate payer position and decrease the value of the variable rate payer position. As the remaining term of the interest rate swap decreases, the value of both positions will generally move towards zero.
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of March 31, 2021 and December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2021		December 31, 2020			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of March 31, 2021
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	1.0

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		March 31, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	2	$(1,805)	2	$(2,239)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
6. DERIVATIVE INSTRUMENTS (CONTINUED)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Income statement related
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$436	$132
Unrealized (gain) loss on interest rate swaps	(433)	1,766
Increase in interest expense as a result of derivatives	$3	$1,898

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
Cash and cash equivalents, restricted cash, rent and other receivables, and accounts payable and accrued liabilities: These balances approximate their fair values due to the short maturities of these items.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
7. FAIR VALUE DISCLOSURES (CONTINUED)
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2021 and December 31, 2020, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$96,994	$96,683	$95,706	$96,994	$96,623	$95,036

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of March 31, 2021, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(1,805)	$—	$(1,805)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS
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
The Advisor also serves as the advisor for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) and KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”). The Dealer Manager also serves as the dealer manager for KBS REIT II and KBS REIT III.
As of January 1, 2020, the Company, together with KBS REIT II, KBS REIT III, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In June 2020, the Company renewed its participation in the program. The program is effective through June 30, 2021.
During the three months ended March 31, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2021 and 2020, and any related amounts payable as of March 31, 2021 and December 31, 2020 (in thousands).

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
Expensed
Asset management fees (1)	$428	$435	$6,329	$5,901
Reimbursement of operating expenses (2)	93	54	57	25
Property management fees (3)	31	35	9	11
Disposition fees (4)	—	381	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	1,338	1,338
	$552	$905	$7,733	$7,275
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of March 31, 2021, the Company had accrued and deferred payment of $6.3 million of asset management fees related to the periods from October 2017 through March 2021.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
(5) See “Advance from the Advisor” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $89,000 and $54,000 for the three months ended March 31, 2021 and 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2021 and 2020, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2021 exceeded the charter-imposed limitation; however, the Company’s conflicts committee determined that the relationship of the Company’s operating expenses to its average invested assets was justified as the Company is now entering its liquidation stage and has incurred additional legal and financial advisor expenses as a result and has already sold one of its real estate properties.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of March 31, 2021, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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
On May 11, 2021, the Company and the Advisor agreed to amend the terms on which the advance is repaid. See Note 10 “Subsequent Events” for additional information regarding these changes.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
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
The Advisor or its affiliates have paid some of the offering costs related to the Company’s distribution reinvestment plan offering (the “DRP”), including, but not limited to, legal, accounting, printing, mailing and filing fees of the Company. The Company was responsible for reimbursing the Advisor for these costs. No reimbursements made by the Company to the Advisor may cause total organization and offering expenses incurred by the Company to exceed 15% of the aggregate gross offering proceeds of the DRP as of the date of reimbursement. Subject to the limitations described above, the Company was also responsible for reimbursing the Dealer Manager or its affiliates for organization and offering expenses that they incurred on the Company’s behalf. From January 1, 2018 through March 31, 2021, with respect to the DRP, neither the Advisor nor the Dealer Manager incurred any organization and offering expenses on behalf of the Company. On August 5, 2020, the Company’s board of directors approved the termination of the DRP effective August 20, 2020.
The Advisor agreed to pay all organization and offering expenses related to the Second Private Offering, including selling commissions, directly on behalf of the Company without reimbursement by the Company. From the inception of the Second Private Offering through August 5, 2020, the Advisor incurred approximately $5.5 million of organization and offering expenses related to the Second Private Offering on behalf of the Company. On August 5, 2020, the Company’s board of directors terminated the Second Private Offering.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2021
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
Distributions Authorized
On May 10, 2021, the Company’s board of directors authorized a quarterly distribution in the amount of $0.04287500 per share of common stock to stockholders of record as of the close of business on May 17, 2021, which the Company expects to pay in May 2021.
Advisory Agreement Amendment
On May 11, 2021, the Company and the Advisor amended the Advisory Agreement to revise the terms on which the advance from the Advisor for distributions through the period ended May 31, 2016 are repaid. The amendment revises the terms on which the Company is obligated to repay the Advisor for this advance. Pursuant to the amendment, the determination of whether the Company has an MFFO Surplus will be made on a quarterly basis as opposed to monthly to reflect the Company’s board of directors’ change in distribution policy from monthly to quarterly distribution payments. In addition, net sales proceeds were added as a third source of funds which obligates the Company to repay the advance to the Advisor. Finally, the amendment clarifies that the Advisor may defer repayment of the advance notwithstanding that the Company would otherwise be obligated to repay the advance.

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
•As of March 31, 2021, we had a limited portfolio of four real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through March 31, 2021 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee related to the periods from October 2017 through March 2021. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and distributions may be adversely affected.

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
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2021 was $250,000 in the aggregate, of which $46,000 was used for such special redemptions from January through April 2021. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, all filed with the Securities and Exchange Commission (the “SEC”).

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
As of March 31, 2021, we had redeemed 456,321 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of March 31, 2021, we owned four office buildings.
In August of 2020, the special committee directed KBS Capital Advisors, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by our board of directors and submission to our stockholders. We initially expected to present a plan of liquidation for a vote of our stockholders within six months from our determination to pursue a liquidation strategy. However, as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of our properties are located, and the ongoing uncertainty and business disruptions related to the COVID-19 pandemic, in November 2020, our board of directors determined to delay any proposal to liquidate until market conditions improve.
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
During the year ended December 31, 2020 and the three months ended March 31, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Many of our tenants have suffered reductions in revenue since March 2020. From March 2020 through March 31, 2021, we granted rent relief to nine tenants as a result of the pandemic. Depending upon the duration of the pandemic, the various measures imposed to help control the spread of the virus and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. Rent collections for the quarter ended March 31, 2021 were 97%. As of March 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.1 million in rental abatements. As of March 31, 2021, nine tenants were granted rental deferrals, rental abatements and/or rent restructures, of which four of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period and two of these tenant leases was modified at lower rental rates. One of the nine tenants continue to be in the rental deferral and/or rental abatement periods as granted in accordance with their agreements. As of March 31, 2021, these lease concessions did not have a material impact on our consolidated balance sheet as of March 31, 2021 or consolidated statement of operations for the three months ended March 31, 2021. Subsequent to March 31, 2021, we have not seen a material impact on our rent collections.
Prior rent relief arrangements have been, and any future rent relief arrangements are expected to be structured as temporary short-term deferrals of base rent that will be paid back over time. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. Current collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental income for the second quarter of 2021 and thereafter cannot, however, be determined at present.
In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. In response to a decrease in cash flow projections as a result of changes in leasing projections due in part to the impact of COVID-19 on our leasing efforts and perceived ability to collect rent from tenants, during the three months ended March 31, 2020, we recognized impairment charges of $5.8 million at the Institute Property and $0.5 million of equity in loss of unconsolidated joint venture, which included an impairment related to the 210 W. Chicago property then-owned by the joint venture.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants remains uncertain and cannot be predicted with confidence and will depend on the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows. In response to the uncertainty caused by the ongoing COVID-19 pandemic and its uncertain impact on our operations and those of our tenants, our board of directors adjusted our distribution policy commencing with the fourth quarter of 2020 and expects to consider and declare quarterly distributions based on a single quarterly record date.
Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. We believe the current challenging economic circumstances will be a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which we believe will be more difficult as a result of the impacts of COVID-19 on the economy. While the majority of our tenants have continued to pay rent, the weakening macroeconomic conditions have negatively impacted many of our tenants. As of March 31, 2021, our portfolio was 82.5% occupied with a weighted-average lease term of 3.0 years. As of March 31, 2021, two tenants at our Commonwealth Building, or 4% of the rentable square footage at the property, have given notice of non-renewal of their leases and subsequent to March 31, 2021, two tenants at our 213 W. Institute property, or 3% of the rentable square footage at the property, early terminated their leases. Due to the impact of COVID-19, we believe the leasing environment will be challenged in the short-term and the time to lease up and stabilize a property will be extended. More specifically, our office properties in Chicago will likely take more time to stabilize than previously anticipated.

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
On May 11, 2021, we and our advisor agreed to amend the terms on which the advance is repaid. See “Subsequent Events - Advisory Agreement Amendment” for additional information regarding these changes.
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of March 31, 2021, we had mortgage debt obligations in the aggregate principal amount of $97.0 million and our aggregate borrowings were approximately 60% of our net assets before deducting depreciation and other non-cash reserves. As of March 31, 2021, we had $4.7 million of revolving debt available for immediate future disbursement, subject to certain conditions set forth in the loan agreements. As of March 31, 2021, we had $47.6 million of debt maturing during the 12 months ending March 31, 2022, all of which is under our term loan and may be extended beyond such time subject to certain terms and conditions set forth in the loan agreement. Reductions in property values related to the impact of the COVID-19 pandemic have reduced our availability to draw on the revolving commitment and may limit our ability to exercise our extension option under our term loan due to covenants described in the loan agreement.
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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through March 31, 2021. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected.
We also pay fees to KBS Management Group, LLC (the “Co-Manager”), an affiliate of our advisor, pursuant to property management agreements with the Co-Manager, for certain property management services at our properties.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2015. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to authorize and declare cash distributions based on quarterly record dates and pay cash distributions on a quarterly basis. We have not established a minimum distribution level.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2021 exceeded the charter-imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified as we are now entering our liquidation stage and have incurred additional legal and financial advisor expenses as a result and have already sold one of our real estate properties.
Cash Flows from Operating Activities
As of March 31, 2021, we owned four office properties. During the three months ended March 31, 2021 and 2020, net cash used in operating activities was $0.5 million and $0.6 million, respectively. We expect cash flows provided by operating activities to decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent or to the extent we are unable to re-lease space vacated by our current tenants.
Cash Flows from Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities was $0.1 million due to improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2021, net cash used in financing activities was $0.5 million and consisted of the following:
•$0.4 million of net cash distributions, and
•$0.1 million of payments to redeem common stock.

Contractual Obligations
The following is a summary of our contractual obligations as of March 31, 2021 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025
Outstanding debt obligations (1)	$96,994	$47,652	$46,102	$3,240
Interest payments on outstanding debt obligations (2)	$4,394	$2,525	$1,826	$43
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of March 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps). We incurred interest expense of $0.9 million, excluding amortization of deferred financing costs totaling $0.1 million and unrealized gains on derivative instruments of $0.4 million during the three months ended March 31, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of March 31, 2020, we owned three office properties and an investment in an unconsolidated joint venture. Subsequent to March 31, 2020, we purchased the joint venture partner’s 50% equity interest and consolidated 210 W. Chicago. As a result, as of March 31, 2021, we owned four office properties. The following table provides summary information about our results of operations for the three months ended March 31, 2021 and 2020 (dollar amounts in thousands):
Comparison of the three months ended March 31, 2021 versus the three months ended March 31, 2020

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions/JV Consolidation (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$4,294	$4,583	$(289)	(6)%	$60	$(349)
Other operating income	21	34	(13)	(38)%	3	(16)
Operating, maintenance and management costs	830	954	(124)	(13)%	(21)	(103)
Property management fees and expenses to affiliate	31	35	(4)	(11)%	(1)	(3)
Real estate taxes and insurance	766	733	33	5%	25	8
Asset management fees to affiliate	428	435	(7)	(2)%	2	(9)
General and administrative expenses	477	473	4	1%	n/a	n/a
Depreciation and amortization	1,982	2,166	(184)	(8)%	47	(231)
Interest expense	573	2,888	(2,315)	(80)%	(8)	(2,307)
Impairment charges on real estate	—	5,750	(5,750)	(100)%	—	(5,750)
Interest and other income	—	12	(12)	(100)%	n/a	n/a
Gain on sale of real estate, net	—	5,245	(5,245)	(100)%	(5,245)	—
Equity in loss of unconsolidated joint venture	—	(469)	469	(100)%	469	—
Loss from extinguishment of debt	—	(29)	29	(100)%	—	29
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 related to real estate investments disposed of and real estate acquired through joint venture consolidation on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $4.6 million for the three months ended March 31, 2020 to $4.3 million for the three months ended March 31, 2021, primarily due to a decrease in occupancy rate as a result of lease expirations and a decrease in operating and property tax recoveries at properties held throughout both periods, partially offset by an increase in rental income due to a decrease in the write-off of receivables deemed not probable of collection during the three months ended March 31, 2021 at properties held throughout both periods. We expect rental income to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the COVID-19 pandemic. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Operating, maintenance, and management costs decreased slightly from $1.0 million for the three months ended March 31, 2020 to $0.8 million for the three months ended March 31, 2021, the decrease is primarily due to the sale of Von Karman Tech Center on January 17, 2020 and an overall decrease in operating costs at properties held throughout both periods due to a decrease in physical occupancy as a result of the COVID-19 pandemic. We expect operating, maintenance, and management costs to fluctuate as a result of general inflation for properties that we continue to own, and business disruptions as a result of the COVID-19 pandemic.
Real estate taxes and insurance increased slightly from $0.7 million for the three months ended March 31, 2020 to $0.8 million for the three months ended March 31, 2021, primarily due to the consolidation of 210 W. Chicago. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Asset management fees to affiliate remained consistent at $0.4 million for the three months ended March 31, 2021 and 2020. As of March 31, 2021, we had accrued and deferred payment of $6.3 million of asset management fees related to the periods from October 2017 through March 31, 2021.
General and administrative expenses remained consistent at $0.5 million for the three months ended March 31, 2021 and 2020. These general and administrative costs consisted primarily of internal audit compensation expense, portfolio legal fees, and board of directors fees.
Depreciation and amortization decreased from $2.2 million for the three months ended March 31, 2020 to $2.0 million for the three months ended March 31, 2021, primarily due to lease expirations and early lease terminations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization as a result of the consolidation of 210 W. Chicago. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $2.9 million for the three months ended March 31, 2020 to $0.6 million for the three months ended March 31, 2021. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, interest expense (including gains and losses) incurred as a result of our derivative instruments, increased interest expense by $3,000 and $1.9 million, respectively. The decrease in interest expense is primarily due to a decrease in one-month LIBOR and its impact on interest expense related to our variable rate debt and a decrease in interest expense due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, offset by an increase in interest expense related to a mortgage loan assumed in connection with the consolidation of 210 W. Chicago. In general, we expect interest expense to vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the three months ended March 31, 2020, we recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which we believe will result in additional challenges to release the vacant space. We did not record any impairment charges on our real estate properties during the three months ended March 31, 2021.
We recognized a gain on sale of real estate of $5.2 million related to disposition of Von Karman Tech Center during the three months ended March 31, 2020. We did not recognize any gain on sale of real estate during the three months ended March 31, 2021.
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2021 and 2020, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2021	2020
Net loss	$(772)	$(4,058)
Depreciation of real estate assets	1,168	1,145
Amortization of lease-related costs	814	1,021
Impairment charges on real estate	—	5,750
Gain on sale of real estate, net	—	(5,245)
Adjustment for investment in unconsolidated joint venture (1)	—	566
FFO	1,210	(821)
Straight-line rent and amortization of above- and below-market leases, net	(83)	(87)
Unrealized (gain) loss on derivative instruments	(433)	1,766
Loss from extinguishment of debt	—	29
Adjustment for investment in unconsolidated joint venture (1)	—	(4)
MFFO	$694	$883
_____________________
(1) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO for our equity investment in unconsolidated joint venture for the three months ended March 31, 2020.

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
The Advisor or its affiliates have paid some of the offering costs related to our distribution reinvestment plan offering (the “DRP”), including, but not limited to, our legal, accounting, printing, mailing and filing fees. We were responsible for reimbursing the Advisor for these costs. No reimbursements made by us to the Advisor may cause total organization and offering expenses incurred by us to exceed 15% of the aggregate gross offering proceeds of the DRP as of the date of reimbursement. Subject to the limitations described above, we were also responsible for reimbursing the Dealer Manager or its affiliates for organization and offering expenses that they incurred on our behalf. From January 1, 2019 through March 31, 2021, with respect to the DRP, neither the Advisor nor the Dealer Manager incurred any organization and offering expenses on our behalf. On August 5, 2020, our board of directors approved the termination of the DRP effective August 20, 2020.
The Advisor agreed to pay all organization and offering expenses related to the Second Private Offering, including selling commissions, directly on our behalf without reimbursement by us. From the inception of the Second Private Offering through August 5, 2020, the Advisor incurred approximately $5.5 million of organization and offering expenses related to the Second Private Offering on our behalf. On August 5, 2020, our board of directors terminated the Second Private Offering.

Distributions
During our offering stage, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first quarter of 2021 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Class A Share (1) (2)	Distribution Declared Per Class T Share (1) (2)	Distributions Paid	Cash Flows used in Operating Activities
Period
First Quarter 2021	$437	$0.043	$0.043	$437	$(469)
_____________________
(1) Distributions for the period from January 1, 2021 through March 31, 2021 were calculated at a quarterly rate of $0.04287500 per share based on a single quarterly record date.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
For the three months ended March 31, 2021, we paid aggregate distributions of $0.4 million, all of which were paid in cash. Our net loss for the three months ended March 31, 2021 was $0.8 million. FFO for the three months ended March 31, 2021 was $1.2 million and cash flows used in operations for the three months ended March 31, 2021 was $0.5 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid, which includes net cash distributions with $0.4 million of cash flows from operations in excess of distributions paid from prior periods. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. Commencing with the fourth quarter of 2020, our board of directors adjusted our distribution policy in response to the ongoing uncertainty caused by the COVID-19 pandemic and its uncertain impact on our operations and those of our tenants. Our board of directors expects to consider and declare quarterly distributions based on a single quarterly record date. We expect any such distributions for a quarter to be authorized by the end of the following quarter.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Part II, Item 1A, “Risk Factors.” Those factors include: the future operating performance of our current real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; and changes in interest rates on any variable rate debt obligations we incur. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC. There have been no significant changes to our accounting policies during 2021.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Distributions Authorized
On May 10, 2021 our board of directors authorized a quarterly distribution in the amount of $0.04287500 per share of common stock to stockholders of record as of the close of business on May 17, 2021, which we expect to pay in May 2021.
Advisory Agreement Amendment
On May 11, 2021, we and our advisor amended the Advisory Agreement to revise the terms on which the advance from our advisor for distributions through the period ended May 31, 2016 are repaid. The amendment revises the terms on which we are obligated to repay our advisor for this advance. Pursuant to the amendment, the determination of whether we have an MFFO Surplus will be made on a quarterly basis as opposed to monthly to reflect our board of directors’ change in distribution policy from monthly to quarterly distribution payments. In addition, net sales proceeds were added as a third source of funds which obligates us to repay the advance to our advisor. Finally, the amendment clarifies that our advisor may defer repayment of the advance notwithstanding that we would otherwise be obligated to repay the advance.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At March 31, 2021, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At March 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $18.5 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt. Based on interest rates as of March 31, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2022, interest expense on our variable rate debt would increase or decrease by $0.2 million.
The weighted average interest rate of our variable rate debt at March 31, 2021 was 3.8%. The interest rate represents the actual interest rate in effect at March 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2021 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations and our distributions at the current rate may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through March 31, 2021, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations or the global economy as a whole. Nevertheless, many of our tenants have suffered reductions in revenue. From March 2020 through March 31, 2021, we granted rent relief to nine tenants as a result of the pandemic. Depending upon the duration of the pandemic, the quarantines and the corresponding economic slowdown, these tenants or additional tenants may seek rent deferrals or abatements in future periods or become unable to pay their rent. As of March 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.1 million in rental abatements. As of March 31, 2021, these lease concessions did not have a material impact on our consolidated balance sheet as of March 31, 2021 or consolidated statement of operations for the for the three months ended March 31, 2021. Subsequent to March 31, 2021, we have not seen a material impact on our rent collections. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. As of March 31, 2021, two tenants at our Commonwealth Building have given notice of non-renewal of their leases and subsequent to March 31, 2021, two tenants at our 213 W. Institute property early terminated their leases. In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. During the three months ended March 31, 2020, we recognized impairment charges of $5.8 million at the Institute Property and $0.5 million of equity in loss of unconsolidated joint venture, which included an impairment related to the property then-owned by the joint venture. We expect longer lease-up periods and a decrease in rental rates and believe the COVID-19 pandemic will cause additional challenges to release the vacant space. In addition, reductions in property values related to the impact of the COVID-19 pandemic have reduced our availability to draw on the revolving commitment and may limit our ability to exercise our extension option under our term loan due to covenants described in the loan agreement. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover, either of which could materially harm our business.

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
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by our board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. The dollar amount limitation for the calendar year 2021 is $250,000 in the aggregate, as may be reviewed and adjusted from time to time by our board of directors.
•During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity and Use of Proceeds (continued)
Special redemptions are redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date. On December 7, 2020, our board of directors approved an estimated NAV per share of our common stock of $4.90 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2020. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated NAV per share as of September 30, 2020, see the Current Report on Form 8-K filed with the SEC on December 15, 2020. We expect to update the estimated NAV annually in December.
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
During the three months ended March 31, 2021, redemptions under our share redemption program were funded with existing cash on hand and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	—	$—	(2)
February 2021	—	$—	(2)
March 2021	9,468	$4.90	(2)
Total	9,468
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the redemption limitation described above and redemptions through March 31, 2021, we may redeem up to $204,000 of shares for the remainder of 2021.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Advisory Agreement Amendment
On May 11, 2021, we entered Amendment no. 1 (“Amendment no. 1”) to the Advisory Agreement dated April 28, 2021 (the “Advisory Agreement”) between us and our advisor. Pursuant to the Advisory Agreement our advisor has agreed to advance us funds, which are non-interest bearing, for distributions through the period ended May 31, 2016. Amendment no. 1 revises the terms on which we are obligated to repay our advisor for this advance. Pursuant to Amendment no. 1, the determination of whether we have an MFFO Surplus (as defined in the Advisory Agreement) will be made on a quarterly basis as opposed to monthly to reflect our board of directors’ change in distribution policy from monthly to quarterly distribution payments. In addition, Amendment no. 1 adds net sales proceeds as a third source of funds which obligates us to repay the advance to our advisor. Finally, Amendment no. 1 clarifies that our advisor may defer repayment of the advance notwithstanding that we would otherwise be obligated to repay the advance.

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

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated April 28, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 29, 2021

10.2	Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 11, 2021

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 10, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	May 11, 2021	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 11, 2021	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)