Form 10-Q
period 2021-06-30
KBS Growth & Income REIT, Inc.
filed 2021-08-13
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2021, there were 9,860,141 outstanding shares of Class A common stock and 310,974 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate:
Land	$21,353	$21,353
Buildings and improvements	135,195	134,931
Tenant origination and absorption costs	10,194	11,068
Total real estate, cost	166,742	167,352
Less accumulated depreciation and amortization	(27,542)	(24,716)
Total real estate, net	139,200	142,636
Cash and cash equivalents	5,401	3,807
Restricted cash	247	552
Rents and other receivables	3,366	2,936
Above-market leases, net	82	92
Prepaid expenses and other assets	1,742	1,555
Total assets	$150,038	$151,578
Liabilities and stockholders’ equity
Notes payable, net	$98,743	$96,623
Accounts payable and accrued liabilities	2,059	2,189
Due to affiliates	8,135	7,275
Below-market leases, net	1,107	1,509
Other liabilities	2,811	4,142
Total liabilities	112,855	111,738
Commitments and contingencies (Note 9)
Redeemable common stock	183	250
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,860,141 and 9,873,729 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	99	99
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 310,974 shares and 310,974 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	85,248	85,248
Cumulative distributions and net losses	(48,350)	(45,760)
Total stockholders’ equity	37,000	39,590
Total liabilities and stockholders’ equity	$150,038	$151,578

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental income	$4,081	$4,624	$8,375	$9,207
Other operating income	48	44	69	78
Total revenues	4,129	4,668	8,444	9,285
Expenses:
Operating, maintenance, and management	935	908	1,765	1,862
Property management fees and expenses to affiliate	28	35	59	70
Real estate taxes and insurance	728	706	1,494	1,439
Asset management fees to affiliate	434	426	862	861
General and administrative expenses	445	660	922	1,133
Depreciation and amortization	1,896	1,990	3,878	4,156
Interest expense	608	849	1,181	3,737
Impairment charges on real estate	—	—	—	5,750
Total expenses	5,074	5,574	10,161	19,008
Other income:
Interest and other income	—	1	—	13
Gain on sale of real estate, net	—	—	—	5,245
Equity in income (loss) of unconsolidated joint venture	—	34	—	(435)
Loss from extinguishment of debt	—	—	—	(29)
Total other income	—	35	—	4,794
Net loss	$(945)	$(871)	$(1,717)	$(4,929)
Net loss per common share, basic and diluted	$(0.09)	$(0.09)	$(0.17)	$(0.48)
Weighted-average number of common shares outstanding basic and diluted	10,173,832	10,182,690	10,179,185	10,176,938

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2021 and 2020 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2021	9,864,261	$99	310,974	$3	$85,248	$(46,969)	$38,381
Net loss	—	—	—	—	—	(945)	(945)
Transfers from redeemable common stock	—	—	—	—	21	—	21
Redemptions of common stock	(4,120)	—	—	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(436)	(436)
Balance, June 30, 2021	9,860,141	$99	310,974	$3	$85,248	$(48,350)	$37,000

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2020	9,870,515	$99	308,712	$3	$84,452	$(41,709)	$42,845
Net loss	—	—	—	—	—	(871)	(871)
Issuance of common stock	20,846	—	1,706	—	190	—	190
Transfers from redeemable common stock	—	—	—	—	200	—	200
Redemptions of common stock	(23,736)	—	—	—	(200)	—	(200)
Distributions declared	—	—	—	—	—	(643)	(643)
Balance, June 30, 2020	9,867,625	$99	310,418	$3	$84,642	$(43,223)	$41,521

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2021 and 2020 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	9,873,729	$99	310,974	$3	$85,248	$(45,760)	$39,590
Net loss	—	—	—	—	—	(1,717)	(1,717)
Transfers from redeemable common stock	—	—	—	—	67	—	67
Redemptions of common stock	(13,588)	—	—	—	(67)	—	(67)
Distributions declared	—	—	—	—	—	(873)	(873)
Balance, June 30, 2021	9,860,141	$99	310,974	$3	$85,248	$(48,350)	$37,000

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	9,841,004	$98	306,292	$3	$84,184	$(37,007)	$47,278
Net loss	—	—	—	—	—	(4,929)	(4,929)
Issuance of common stock	50,357	1	4,126	—	458	—	459
Transfers from redeemable common stock	—	—	—	—	200	—	200
Redemptions of common stock	(23,736)	—	—	—	(200)	—	(200)
Distributions declared	—	—	—	—	—	(1,287)	(1,287)
Balance, June 30, 2020	9,867,625	$99	310,418	$3	$84,642	$(43,223)	$41,521

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,717)	$(4,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,878	4,156
Impairment charges on real estate	—	5,750
Equity in loss of unconsolidated joint venture	—	435
Deferred rents	176	117
Amortization of above and below-market leases, net	(392)	(540)
Amortization of deferred financing costs	120	163
Unrealized (gain) loss on derivative instrument	(850)	1,581
Loss from extinguishment of debt	—	29
Gain on sale of real estate, net	—	(5,245)
Changes in operating assets and liabilities:
Rents and other receivables	(648)	(24)
Prepaid expenses and other assets	(365)	3
Accounts payable and accrued liabilities	(42)	(697)
Due to affiliates	860	854
Other liabilities	(439)	(897)
Net cash provided by operating activities	581	756
Cash Flows from Investing Activities:
Proceeds from sale of real estate	—	23,603
Improvements to real estate	(352)	(1,157)
Reimbursement from unconsolidated joint venture	—	3
Net cash (used in) provided by investing activities	(352)	22,449
Cash Flows from Financing Activities:
Proceeds from notes payable	2,000	—
Principal payments on notes payable	—	(23,650)
Payments to redeem common stock	(67)	(200)
Distributions paid to common stockholders	(873)	(1,080)
Net cash provided by (used in) financing activities	1,060	(24,930)
Net increase (decrease) in cash and cash equivalents	1,289	(1,725)
Cash and cash equivalents and restricted cash, beginning of period	4,359	6,287
Cash and cash equivalents and restricted cash, end of period	$5,648	$4,562
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,917	$2,098
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$—	$215
Accrued improvements to real estate	$12	$64
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$459

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
As of June 30, 2021, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. The Company’s core focus in the U.S. office sector reflects a value-creating core strategy, which is also known as a core-plus strategy.
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
June 30, 2021
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
As of June 30, 2021, the Company had redeemed 460,441 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
Additionally, on August 11, 2015, the Company issued 46,362 shares of Class A common stock to the Company’s affiliates, for an aggregate of $0.3 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants. From March 2020 through June 30, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did, however, recognize impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210. W. Chicago during the six months ended June 30, 2020. In addition, reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment and may limit the Company’s ability to exercise its extension option under its term loan due to covenants described in the loan agreement. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail tenants, which comprise approximately 7% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. As of June 30, 2021, the Company has granted approximately $0.2 million of rent deferrals and approximately $0.7 million in rental abatements. As the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent, and the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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
Liquidation Strategy
In August 2020, the special committee of the board of directors directed the Advisor, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by the board and submission to the stockholders. The Company initially expected to present a plan of liquidation for a vote of the stockholders of the Company within six months from its determination to pursue a liquidation strategy. However, as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of the Company’s properties are located, and the uncertainty and business disruptions related to the COVID-19 pandemic, in November 2020, the board determined to delay any proposal to liquidate the Company until market conditions improve.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
1. ORGANIZATION (CONTINUED)
In August 2021, the board of directors, including all of the independent directors, determined to resume development of a formal plan of liquidation. Although the Company is actively developing a formal plan of liquidation, there can be no assurance of the ultimate timing of the Company’s liquidation.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Segments
The Company had invested in four office properties as of June 30, 2021. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the six months ended June 30, 2021 and 2020. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the three and six months ended June 30, 2021 and 2020 as aggregate cash distributions for each share class were equal during those periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
During the three months ended June 30, 2021 and 2020, aggregate cash distributions declared per share of Class A and Class T common stock were $0.04287500 and $0.06322500, respectively. During the six months ended June 30, 2021 and 2020, aggregate cash distributions declared per share of Class A and Class T common stock were $0.08575000 and $0.12645000, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Distributions declared per common share of Class A and Class T common stock were $0.04287500 per share for each quarter during the period from January 1, 2021 through June 30, 2021. Distributions declared per common share of Class A and Class T common stock were $0.02107500 per share for each month during the period from January 1, 2020 through June 30, 2020.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through June 30, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company has not granted any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of June 30, 2021 or consolidated statements of operations for the three and six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.7 million in rental abatements.
As of June 30, 2021, the Company had $0.1 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic. For the six months ended June 30, 2021, the Company recorded $0.5 million of rental abatements granted to tenants as a result of the COVID-19 pandemic.
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

3. REAL ESTATE
As of June 30, 2021, the Company’s portfolio of real estate was composed of four office buildings containing 599,030 rentable square feet, which were collectively 82.1% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2021 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$77,149	$(14,378)	$62,771
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,211	(10,933)	36,278
Institute Property	11/09/2017	Chicago	IL	Office	37,602	(2,076)	35,526
210 W. Chicago	10/05/2020	Chicago	IL	Office	4,780	(155)	4,625
					$166,742	$(27,542)	$139,200
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of June 30, 2021, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$62,771	41.8%	$4,593	$30.57	67.0%
The Offices at Greenhouse	Houston, TX	203,284	36,278	24.2%	4,212	20.72	100.0%
Institute Property	Chicago, IL	155,385	35,526	23.7%	3,355	27.52	78.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
3. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2021, the leases had remaining terms, excluding options to extend, of up to 9.7 years with a weighted-average remaining term of 3.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively.
During the six months ended June 30, 2021 and 2020, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(0.2) million and $(0.1) million, respectively. As of June 30, 2021 and December 31, 2020, the cumulative deferred rent balance was $3.1 million and $2.6 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $0.8 million and $0.1 million of unamortized lease incentives as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2021 through December 31, 2021	$6,409
2022	10,534
2023	9,439
2024	8,347
2025	3,411
Thereafter	7,612
$45,752

As of June 30, 2021, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 23% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of June 30, 2021, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
3. REAL ESTATE (CONTINUED)
As of June 30, 2021, the Company’s real estate properties were leased to 58 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,481	35.2%
Computer system design and related services	3	1,422	11.2%
		$5,903	46.4%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2021, no other tenant industries accounted for more than 10% of annualized base rent.
Impairment of Real Estate
During the six months ended June 30, 2020, the Company recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which the Company believes will result in additional challenges to release the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and as of June 30, 2021, nine tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of June 30, 2021 and December 31, 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Cost	$10,194	$11,068	$178	$177	$(3,433)	$(5,114)
Accumulated Amortization	(6,194)	(6,210)	(96)	(85)	2,326	3,605
Net Amount	$4,000	$4,858	$82	$92	$(1,107)	$(1,509)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(420)	$(518)	$(5)	$(8)	$232	$270

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(857)	$(1,089)	$(10)	$(15)	$402	$555

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
5. NOTES PAYABLE
As of June 30, 2021 and December 31, 2020, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of June 30, 2021 (1)	Effective Interest Rate at June 30, 2021 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR + 1.80%	3.74%	Interest Only	02/01/2023
Term Loan (4)	49,550	47,550	One-month LIBOR + 2.00%	4.03%	Interest Only	11/09/2021
210 W. Chicago Mortgage Loan	3,763	3,763	One-month LIBOR + 2.20%	2.33%	(5)	06/28/2024
Notes payable principal outstanding	$98,994	$96,994
Deferred financing costs, net	(251)	(371)
Notes payable, net	$98,743	$96,623
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2021. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2021, where applicable.
(2) Represents the maturity date as of June 30, 2021; subject to certain conditions, the maturity dates of the loans may be extended beyond the dates shown.
(3) As of June 30, 2021, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. As of June 30, 2021, $45.7 million of the Commonwealth Building Mortgage Loan was outstanding and $5.7 million remained available for future disbursements, subject to certain terms and conditions set forth in the loan documents.
(4) As of June 30, 2021, the outstanding balance under the Term Loan consisted of $39.4 million of term commitment and $10.1 million of revolving commitment. As of June 30, 2021, there is a one-year extension option remaining on the Term Loan. The Term Loan is secured by The Offices at Greenhouse Property and the Institute Property. Reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment and may impact the Company’s ability to exercise its extension option under the Term Loan due to covenants described in the loan agreement.
(5) Beginning July 5, 2021, and through the maturity date, monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
During the three and six months ended June 30, 2021, the Company incurred $0.6 million and $1.2 million of interest expense, respectively. During the three and six months ended June 30, 2020, the Company incurred $0.8 million and $3.7 million of interest expense, respectively. As of June 30, 2021 and December 31, 2020, $0.3 million and $0.3 million of interest expense were payable, respectively. Included in interest expense during the three and six months ended June 30, 2021 were $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. Included in interest expense during the three and six months ended June 30, 2020 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $28,000 and $31,000 for the three and six months ended June 30, 2021, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $0.2 million and $2.1 million for the three and six months ended June 30, 2020, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
5. NOTES PAYABLE (CONTINUED)
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2021 (in thousands):

July 1, 2021 through December 31, 2021	$49,652
2022	208
2023	45,894
2024	3,240
2025	—
Thereafter	—
$98,994

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of June 30, 2021 and December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2021		December 31, 2020			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of June 30, 2021
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	0.8

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		June 30, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	2	$(1,389)	2	$(2,239)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
6. DERIVATIVE INSTRUMENTS (CONTINUED)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Income statement related
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$445	$367	$881	$499
Unrealized (gain) loss on interest rate swaps	(417)	(185)	(850)	1,581
Increase in interest expense as a result of derivatives	$28	$182	$31	$2,080

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
June 30, 2021
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2021 and December 31, 2020, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$98,994	$98,743	$98,356	$96,994	$96,623	$95,036

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of June 30, 2021, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(1,389)	$—	$(1,389)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
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
As of January 1, 2020, the Company, together with KBS REIT II, KBS REIT III, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In June 2021, the Company renewed its participation in the program. The program is effective through June 30, 2022.
During the six months ended June 30, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2021 and 2020, and any related amounts payable as of June 30, 2021 and December 31, 2020 (in thousands).

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Expensed
Asset management fees (1)	$434	$426	$862	$861	$6,763	$5,901
Reimbursement of operating expenses (2)	71	98	164	152	25	25
Property management fees (3)	28	35	59	70	9	11
Disposition fees (4)	—	—	—	381	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	—	—	1,338	1,338
	$533	$559	$1,085	$1,464	$8,135	$7,275
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of June 30, 2021, the Company had accrued and deferred payment of $6.8 million of asset management fees related to the periods from October 2017 through June 2021.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
(5) See “Advance from the Advisor” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $70,000 and $159,000 for the three and six months ended June 30, 2021, respectively, and $98,000 and $152,000 for the three and six months ended June 30, 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and six months ended June 30, 2021 and 2020, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
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
June 30, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2021 exceeded the charter-imposed limitation; however, the Company’s conflicts committee determined that the relationship of the Company’s operating expenses to its average invested assets was justified given that the Company’s board of directors and conflicts committee consider the Company to be in its liquidation stage.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of June 30, 2021, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
(i)the Company’s modified funds from operations (“MFFO”), as such term is defined by the Institute for Portfolio Alternatives and interpreted by the Company, for the immediately preceding quarter exceeds the amount of cash distributions declared for record dates of such prior quarter (an “MFFO Surplus”), and the Company will pay the Advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis;
(ii)Excess proceeds from third-party financings are available (“Excess Proceeds”), provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the conflicts committee in its sole discretion; or
(iii)Net sales proceeds from the sale of the Company’s real estate portfolio are available.
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
June 30, 2021
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
The Advisor or its affiliates have paid some of the offering costs related to the Company’s distribution reinvestment plan offering (the “DRP”), including, but not limited to, legal, accounting, printing, mailing and filing fees of the Company. The Company was responsible for reimbursing the Advisor for these costs. No reimbursements made by the Company to the Advisor may cause total organization and offering expenses incurred by the Company to exceed 15% of the aggregate gross offering proceeds of the DRP as of the date of reimbursement. Subject to the limitations described above, the Company was also responsible for reimbursing the Dealer Manager or its affiliates for organization and offering expenses that they incurred on the Company’s behalf. On August 5, 2020, the Company’s board of directors approved the termination of the DRP effective August 20, 2020. From January 1, 2020 through August 20, 2020, with respect to the DRP, neither the Advisor nor the Dealer Manager incurred any organization and offering expenses on behalf of the Company.
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
June 30, 2021
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
Distributions Authorized
On August 11, 2021, the Company’s board of directors authorized a quarterly distribution in the amount of 0.04287500 per share of common stock to stockholders of record as of the close of business on September 3, 2021, which the Company expects to pay in September 2021.

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
•As of June 30, 2021, we had a limited portfolio of four real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through June 30, 2021 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee related to the periods from October 2017 through June 2021. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and distributions may be adversely affected.

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
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2021 was $250,000 in the aggregate, of which $67,000 was used for such special redemptions from January through July 2021. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
•In August 2021, our board of directors, including all of the independent directors, determined to resume development of a formal plan of liquidation. Although we are actively developing a formal plan of liquidation, there can be no assurance of the ultimate timing of our liquidation.
All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2021, each as filed with the Securities and Exchange Commission (the “SEC”).

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
As of June 30, 2021, we had redeemed 460,441 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of June 30, 2021, we owned four office buildings.
In August 2020, the special committee directed KBS Capital Advisors, with the assistance of the independent financial advisor of the special committee, to develop a plan of liquidation for approval by our board of directors and submission to our stockholders. We initially expected to present a plan of liquidation for a vote of our stockholders within six months from our determination to pursue a liquidation strategy. However, as a result of the adverse market conditions caused by the civil unrest and disruption in Portland and Chicago, where several of our properties are located, and the uncertainty and business disruptions related to the COVID-19 pandemic, in November 2020, our board of directors determined to delay any proposal to liquidate until market conditions improve.
In August 2021, our board of directors, including all of the independent directors, determined to resume development of a formal plan of liquidation. Although we are actively developing a formal plan of liquidation, there can be no assurance of the ultimate timing of our liquidation.
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
COVID-19 Pandemic and Portfolio Outlook
As of June 30, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in the U.S. and global economies, adversely impacting many industries, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.
The outbreak of COVID-19 and its impact on the current financial, economic, capital markets and real estate market environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. Although a recovery is partially underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. The most recent round of U.S. fiscal stimulus could provide meaningful support, along with continued accommodative monetary policy and wider distribution of vaccines. Issues with respect to the distribution and acceptance of vaccines or the spread of new variants of the virus could adversely impact the recovery. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact COVID-19 may have on our business.
During the year ended December 31, 2020 and the six months ended June 30, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Many of our tenants have suffered reductions in revenue since March 2020. Rent collections for the quarter ended June 30, 2021 were approximately 98%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact on our consolidated balance sheet as of June 30, 2021 or consolidated statement of operations for the three and six months ended June 30, 2021. As of June 30, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.7 million in rental abatements. As of June 30, 2021, eleven tenants were granted rental deferrals, rental abatements and/or rent restructures, of which six of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period and two of these tenant leases were modified at lower rental rates. One of the eleven tenants continue to be in the rental abatement periods as granted in accordance with their agreements.
In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. In response to a decrease in cash flow projections as a result of changes in leasing projections due in part to the impact of COVID-19 on our leasing efforts and perceived ability to collect rent from tenants, during the six months ended June 30, 2020, we recognized impairment charges of $5.8 million at the Institute Property and $0.4 million of equity in loss of unconsolidated joint venture, which included a $0.5 million impairment charge related to the 210 W. Chicago property then-owned by the joint venture.

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
Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. We believe the current challenging economic circumstances will be a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which we believe will be more difficult as a result of the impacts of COVID-19 on the economy. While the majority of our tenants have continued to pay rent, the weakening macroeconomic conditions have negatively impacted many of our tenants. As of June 30, 2021, our portfolio was 82.1% occupied with a weighted-average lease term of 3.4 years. As of June 30, 2021, three tenants at our Commonwealth Building, or 14% of the rentable square footage at the property, have given notice of non-renewal of their leases and two tenants at the Institute Property, or 3% of the rentable square footage at the property, early terminated their leases. Due to the impact of COVID-19, we believe the leasing environment will be challenged in the short-term and the time to lease up and stabilize a property will be extended. More specifically, our office properties in Chicago will likely take more time to stabilize than previously anticipated. In addition, the timing in which we may be able to implement a liquidation strategy will be affected.

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
(i)Our modified funds from operations (“MFFO”), as such term is defined by the Institute for Portfolio Alternatives and interpreted by us, for the immediately preceding quarter exceeds the amount of distributions declared for record dates of such prior quarter (an “MFFO Surplus”), and we will pay our advisor the amount of the MFFO Surplus to reduce the principal amount outstanding under the advance, provided that such payments shall only be made if management in its sole discretion expects an MFFO Surplus to be recurring for at least the next two calendar quarters, determined on a quarterly basis;
(ii)Excess proceeds from third-party financings are available (“Excess Proceeds”), provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the conflicts committee in its sole discretion; or
(iii)Net sales proceeds from the sale of our real estate portfolio are available.

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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of June 30, 2021, we had mortgage debt obligations in the aggregate principal amount of $99.0 million and our aggregate borrowings were approximately 61% of our net assets before deducting depreciation and other non-cash reserves. As of June 30, 2021, we had $2.7 million of revolving debt available for immediate future disbursement, subject to certain conditions set forth in the loan agreements. As of June 30, 2021, we had $49.6 million of debt maturing during the 12 months ending June 30, 2022, all of which is under our term loan and may be extended beyond such time subject to certain terms and conditions set forth in the loan agreement. Reductions in property values related to the impact of the COVID-19 pandemic have reduced our availability to draw on the revolving commitment and may limit our ability to exercise our extension option under our term loan due to covenants described in the loan agreement.
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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through June 30, 2021. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2021 exceeded the charter-imposed limitation; however, the conflicts committee determined that the relationship of our operating expenses to our average invested assets was justified given that our board of directors and the conflicts committee consider us to be in our liquidation stage.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
As of June 30, 2021, we owned four office properties. During the six months ended June 30, 2021 and 2020, net cash provided by operating activities was $0.6 million and $0.8 million, respectively . We expect cash flows provided by operating activities to decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent or to the extent we are unable to re-lease space vacated by our current tenants.
Cash Flows from Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $0.4 million due to improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $1.0 million and primarily consisted of the following:
•$2.0 million of proceeds from notes payable; offset by
•$0.9 million of net cash distributions; and
•$0.1 million of payments to redeem common stock.

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2021 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025
Outstanding debt obligations (1)	$98,994	$49,652	$46,102	$3,240
Interest payments on outstanding debt obligations (2)	$3,474	$1,605	$1,826	$43
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of June 30, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps). We incurred interest expense of $2.0 million, excluding amortization of deferred financing costs totaling $0.1 million and unrealized gains on derivative instruments of $0.9 million during the six months ended June 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of June 30, 2020, we owned three office properties and an investment in an unconsolidated joint venture. Subsequent to June 30, 2020, we purchased the joint venture partner’s 50% equity interest and consolidated 210 W. Chicago. As a result, as of June 30, 2021, we owned four office properties. The following table provides summary information about our results of operations for the three and six months ended June 30, 2021 and 2020 (dollar amounts in thousands):
Comparison of the three months ended June 30, 2021 versus the three months ended June 30, 2020

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to JV Consolidation (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$4,081	$4,624	$(543)	(12)%	$179	$(722)
Other operating income	48	44	4	9%	3	1
Operating, maintenance and management costs	935	908	27	3%	25	2
Property management fees and expenses to affiliate	28	35	(7)	(20)%	—	(7)
Real estate taxes and insurance	728	706	22	3%	39	(17)
Asset management fees to affiliate	434	426	8	2%	12	(4)
General and administrative expenses	445	660	(215)	(33)%	n/a	n/a
Depreciation and amortization	1,896	1,990	(94)	(5)%	55	(149)
Interest expense	608	849	(241)	(28)%	26	(267)
Interest and other income	—	1	(1)	(100)%	n/a	n/a
Equity in income of unconsolidated joint venture	—	34	(34)	(100)%	(34)	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 related to real estate acquired through joint venture consolidation on or after April 1, 2020.
(2) Represents the dollar amount increase (decrease) for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $4.6 million for the three months ended June 30, 2020 to $4.1 million for the three months ended June 30, 2021, primarily due to a decrease in occupancy rate as a result of lease expirations and a decrease in operating and property tax recoveries at properties held throughout both periods, partially offset by the consolidation of 210 W. Chicago. We expect rental income to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the COVID-19 pandemic. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Operating, maintenance, and management costs remained consistent at $0.9 million for the three months ended June 30, 2020 and 2021. We expect operating, maintenance, and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance remained consistent at $0.7 million for the three months ended June 30, 2020 and 2021. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments.
Asset management fees to affiliate remained consistent at $0.4 million for the three months ended June 30, 2021 and 2020. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of June 30, 2021, we had accrued and deferred payment of $6.8 million of asset management fees related to the periods from October 2017 through June 30, 2021.
General and administrative expenses decreased from $0.7 million for the three months ended June 30, 2020 to $0.4 million for the three months ended June 30, 2021, primarily due to pre-development costs which did not meet the criteria for capitalization for a real estate project and were expensed during three months ended June 30, 2020. General and administrative costs consisted primarily of portfolio legal fees, printer costs, internal audit compensation expense, errors and omissions insurance and board of directors fees.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Depreciation and amortization decreased slightly from $2.0 million for the three months ended June 30, 2020 to $1.9 million for the three months ended June 30, 2021, primarily due to lease expirations and early lease terminations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization as a result of the consolidation of 210 W. Chicago. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $0.8 million for the three months ended June 30, 2020 to $0.6 million for the three months ended June 30, 2021. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, interest expense (including gains and losses) incurred as a result of our derivative instruments, increased interest expense by $28,000 and $0.2 million, respectively. The decrease in interest expense is primarily due to a decrease in one-month LIBOR and its impact on interest expense related to our variable rate debt and a decrease in interest expense due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, offset by an increase in interest expense related to a mortgage loan assumed in connection with the consolidation of 210 W. Chicago. In general, we expect interest expense to vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debt and any debt repayments we make.

Comparison of the six months ended June 30, 2021 versus the six months ended June 30, 2020

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions/JV Consolidation (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$8,375	$9,207	$(832)	(9)%	$241	$(1,073)
Other operating income	69	78	(9)	(12)%	6	(15)
Operating, maintenance and management costs	1,765	1,862	(97)	(5)%	2	(99)
Property management fees and expenses to affiliate	59	70	(11)	(16)%	(1)	(10)
Real estate taxes and insurance	1,494	1,439	55	4%	62	(7)
Asset management fees to affiliate	862	861	1	—%	14	(13)
General and administrative expenses	922	1,133	(211)	(19)%	n/a	n/a
Depreciation and amortization	3,878	4,156	(278)	(7)%	101	(379)
Interest expense	1,181	3,737	(2,556)	(68)%	18	(2,574)
Impairment charges on real estate	—	5,750	(5,750)	(100)%	—	(5,750)
Interest and other income	—	13	(13)	(100)%	n/a	n/a
Gain on sale of real estate, net	—	5,245	(5,245)	(100)%	(5,245)	—
Equity in loss of unconsolidated joint venture	—	(435)	435	(100)%	435	—
Loss from extinguishment of debt	—	(29)	29	(100)%	29	—
_____________________
(1) Represents the dollar amount increase (decrease) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 related to real estate investments disposed of and real estate acquired through joint venture consolidation on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $9.2 million for the six months ended June 30, 2020 to $8.4 million for the six months ended June 30, 2021, primarily due to a decrease in occupancy rate as a result of lease expirations and a decrease in operating and property tax recoveries at properties held throughout both periods, partially offset by the consolidation of 210 W. Chicago. We expect rental income to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the outbreak of COVID-19. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance, and management costs decreased slightly from $1.9 million for the six months ended June 30, 2020 to $1.8 million for the six months ended June 30, 2021, primarily due to the sale of Von Karman on January 17, 2020 and a decrease in certain repair and maintenance costs at properties held throughout both periods, partially offset by the consolidation of 210 W. Chicago. We expect operating, maintenance, and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance increased slightly from $1.4 million for the six months ended June 30, 2020 to $1.5 million for the six months ended June 30, 2021, primarily due the consolidation of 210 W. Chicago. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments.
Asset management fees to affiliate remained consistent at $0.9 million for the six months ended June 30, 2020 and 2021. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of June 30, 2021, we had accrued and deferred payment of $6.8 million of asset management fees related to October 2017 through June 30, 2021.
General and administrative expenses decreased from $1.1 million for the six months ended June 30, 2020 to $0.9 million for the six months ended June 30, 2021, primarily due to pre-development costs which did not meet the criteria for capitalization for a real estate project and were expensed during the six months ended June 30, 2020. General and administrative costs consisted primarily of portfolio legal fees, printer costs, internal audit compensation expense, errors and omissions insurance and board of directors fees.
Depreciation and amortization decreased from $4.2 million for the six months ended June 30, 2020 to $3.9 million for the six months ended June 30, 2021, primarily due to lease expirations and early lease terminations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization as a result of the consolidation of 210 W. Chicago. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $3.7 million for the six months ended June 30, 2020 to $1.2 million for the six months ended June 30, 2021. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, interest expense (including gains and losses) incurred as a result of our derivative instruments, increased interest expense by $31,000 and $2.1 million, respectively. The decrease in interest expense is primarily due to a decrease in one-month LIBOR and its impact on interest expense related to our variable rate debt and a decrease in interest expense due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges, offset by an increase in interest expense related to a mortgage loan assumed in connection with the consolidation of 210 W. Chicago. In general, we expect interest expense to vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the six months ended June 30, 2020, we recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which we believe will result in additional challenges to release the vacant space. We did not record any impairment charges on our real estate properties during the six months ended June 30, 2021.
We recognized a gain on sale of real estate of $5.2 million related to disposition of Von Karman Tech Center during the six months ended June 30, 2020. We did not recognize any gain on sale of real estate during the six months ended June 30, 2021.
During the six months ended June 30, 2020, we recognized $0.4 million of equity in loss of unconsolidated joint venture, which included a $0.5 million of impairment charge related to the 210 W. Chicago property then-owned by the joint venture. The impairment was a result of the decline in fair value of the underlying 210 W. Chicago property due to changes in cash flow estimates including a change in leasing projections, which triggered future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in a decrease in projected rental rates as leases mature.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2021 and 2020, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(945)	$(871)	$(1,717)	$(4,929)
Depreciation of real estate assets	1,141	1,096	2,309	2,241
Amortization of lease-related costs	755	894	1,569	1,915
Impairment charges on real estate	—	—	—	5,750
Gain on sale of real estate, net	—	—	—	(5,245)
Adjustment for investment in unconsolidated joint venture (1)	—	28	—	594
FFO	951	1,147	2,161	326
Straight-line rent and amortization of above- and below-market leases, net	(133)	(336)	(216)	(423)
Unrealized (gain) loss on derivative instruments	(417)	(185)	(850)	1,581
Loss from extinguishment of debt	—	—	—	29
Adjustment for investment in unconsolidated joint venture (1)	—	(4)	—	(8)
MFFO	$401	$622	$1,095	$1,505
_____________________
(1) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO for our equity investment in unconsolidated joint venture for the three and six months ended June 30, 2020. In October 2020, we purchased our joint venture partner’s membership interest and consolidated the entity that owns 210 W. Chicago.

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
The Advisor or its affiliates have paid some of the offering costs related to our distribution reinvestment plan offering (the “DRP”), including, but not limited to, our legal, accounting, printing, mailing and filing fees. We were responsible for reimbursing the Advisor for these costs. No reimbursements made by us to the Advisor may cause total organization and offering expenses incurred by us to exceed 15% of the aggregate gross offering proceeds of the DRP as of the date of reimbursement. Subject to the limitations described above, we were also responsible for reimbursing the Dealer Manager or its affiliates for organization and offering expenses that they incurred on our behalf. On August 5, 2020, our board of directors approved the termination of the DRP effective August 20, 2020. From January 1, 2020 through August 20, 2020, with respect to the DRP, neither the Advisor nor the Dealer Manager incurred any organization and offering expenses on our behalf.
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

Distributions
During our offering stage, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first and second quarters of 2021 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Class A Share (1) (2)	Distribution Declared Per Class T Share (1) (2)	Distributions Paid	Cash Flows provided by Operating Activities
Period
First Quarter 2021	$437	$0.043	$0.043	$437	$(469)
Second Quarter 2021	436	0.043	0.043	436	1,050
	$873	$0.086	$0.086	$873	$581
_____________________
(1) Distributions for the period from January 1, 2021 through June 30, 2021 were calculated at a quarterly rate of $0.04287500 per share based on a single quarterly record date.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
For the six months ended June 30, 2021, we paid aggregate distributions of $0.9 million, all of which were paid in cash. Our net loss for the six months ended June 30, 2021 was $1.7 million. FFO for the six months ended June 30, 2021 was $2.2 million and cash flows provided by operations for the six months ended June 30, 2021 was $0.6 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid with $0.5 million of cash flow from current operating activities and $0.4 million of cash flows from operations in excess of distributions paid from prior periods. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our operating performance cannot be accurately predicted and may deteriorate in the future due to numerous factors, including those discussed under Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2021, each as filed with the SEC. Those factors include: the future operating performance of our current real estate investments in the existing real estate and financial environment; the success and economic viability of our tenants; our ability to refinance existing indebtedness at comparable terms; and changes in interest rates on any variable rate debt obligations we incur. In the event our FFO and/or cash flow from operations decrease in the future, the level of our distributions may also decrease. In addition, future distributions declared and paid may exceed FFO and/or cash flow from operations.

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
Distributions Authorized
On August 11, 2021 our board of directors authorized a quarterly distribution in the amount of $0.04287500 per share of common stock to stockholders of record as of the close of business on September 3, 2021, which we expect to pay in September 2021.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At June 30, 2021, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At June 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $20.5 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt. Based on interest rates as of June 30, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2022, interest expense on our variable rate debt would increase or decrease by $0.2 million.
The weighted average interest rate of our variable rate debt at June 30, 2021 was 3.8%. The interest rate represents the actual interest rate in effect at June 30, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2021 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2021, each as filed with the SEC.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations and our distributions at the current rate may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through June 30, 2021, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity and Use of Proceeds (continued)
During the six months ended June 30, 2021, redemptions under our share redemption program were funded with existing cash on hand and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	—	$—	(2)
February 2021	—	$—	(2)
March 2021	9,468	$4.90	(2)
April 2021	—	$—	(2)
May 2021	4,120	$4.90	(2)
June 2021	—	$—	(2)
Total	13,588
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the redemption limitation described above and redemptions through June 30, 2021, we may redeem up to $183,000 of shares for the remainder of 2021.

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

4.3	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated April 28, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 29, 2021

10.2
Amendment No. 1 to the Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated May 11, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed May 11, 2021

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

KBS GROWTH & INCOME REIT, INC.

Date:	August 13, 2021	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 13, 2021	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)