Form 10-Q
period 2021-09-30
KBS Growth & Income REIT, Inc.
filed 2021-11-10
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2021, there were 9,855,330 outstanding shares of Class A common stock and 310,974 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Real estate:
Land	$20,335	$21,353
Buildings and improvements	114,560	134,931
Tenant origination and absorption costs	8,046	11,068
Total real estate, cost	142,941	167,352
Less accumulated depreciation and amortization	(14,186)	(24,716)
Total real estate, net	128,755	142,636
Cash and cash equivalents	7,850	3,807
Restricted cash	247	552
Rents and other receivables	4,195	2,936
Above-market leases, net	77	92
Prepaid expenses and other assets	2,524	1,555
Total assets	$143,648	$151,578
Liabilities and stockholders’ equity
Notes payable, net	$101,494	$96,623
Accounts payable and accrued liabilities	3,698	2,189
Due to affiliates	8,562	7,275
Below-market leases, net	944	1,509
Other liabilities	2,274	4,142
Total liabilities	116,972	111,738
Commitments and contingencies (Note 9)
Redeemable common stock	160	250
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,855,330 and 9,873,729 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	99	99
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 310,974 shares and 310,974 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	85,248	85,248
Cumulative distributions and net losses	(58,834)	(45,760)
Total stockholders’ equity	26,516	39,590
Total liabilities and stockholders’ equity	$143,648	$151,578

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental income	$4,004	$4,005	$12,379	$13,212
Other operating income	63	53	132	131
Total revenues	4,067	4,058	12,511	13,343
Expenses:
Operating, maintenance, and management	1,063	912	2,828	2,774
Property management fees and expenses to affiliate	29	32	88	102
Real estate taxes and insurance	780	590	2,274	2,029
Asset management fees to affiliate	439	432	1,301	1,293
General and administrative expenses	418	652	1,340	1,785
Depreciation and amortization	1,987	1,933	5,865	6,089
Interest expense	620	607	1,801	4,344
Impairment charges on real estate	8,779	—	8,779	5,750
Total expenses	14,115	5,158	24,276	24,166
Other (loss) income:
Interest and other income	—	1	—	14
Gain on sale of real estate, net	—	—	—	5,245
Equity in loss of unconsolidated joint venture	—	(402)	—	(837)
Loss from extinguishment of debt	—	—	—	(29)
Total other (loss) income	—	(401)	—	4,393
Net loss	$(10,048)	$(1,501)	$(11,765)	$(6,430)
Net loss per common share, basic and diluted	$(0.99)	$(0.15)	$(1.16)	$(0.63)
Weighted-average number of common shares outstanding basic and diluted	10,171,063	10,185,344	10,176,448	10,179,760

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2021 and 2020 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2021	9,860,141	$99	310,974	$3	$85,248	$(48,350)	$37,000
Net loss	—	—	—	—	—	(10,048)	(10,048)
Transfers from redeemable common stock	—	—	—	—	23	—	23
Redemptions of common stock	(4,811)	—	—	—	(23)	—	(23)
Distributions declared	—	—	—	—	—	(436)	(436)
Balance, September 30, 2021	9,855,330	$99	310,974	$3	$85,248	$(58,834)	$26,516

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2020	9,867,625	$99	310,418	$3	$84,642	$(43,223)	$41,521
Net loss	—	—	—	—	—	(1,501)	(1,501)
Issuance of common stock	6,935	—	556	—	63	—	63
Transfers from redeemable common stock	—	—	—	—	607	—	607
Redemptions of common stock	(831)	—	—	—	(7)	—	(7)
Balance, September 30, 2020	9,873,729	$99	310,974	$3	$85,305	$(44,724)	$40,683

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
For the Nine Months Ended September 30, 2021 and 2020 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	9,873,729	$99	310,974	$3	$85,248	$(45,760)	$39,590
Net loss	—	—	—	—	—	(11,765)	(11,765)
Transfers from redeemable common stock	—	—	—	—	90	—	90
Redemptions of common stock	(18,399)	—	—	—	(90)	—	(90)
Distributions declared	—	—	—	—	—	(1,309)	(1,309)
Balance, September 30, 2021	9,855,330	$99	310,974	$3	$85,248	$(58,834)	$26,516

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	9,841,004	$98	306,292	$3	$84,184	$(37,007)	$47,278
Net loss	—	—	—	—	—	(6,430)	(6,430)
Issuance of common stock	57,292	1	4,682	—	521	—	522
Transfers from redeemable common stock	—	—	—	—	807	—	807
Redemptions of common stock	(24,567)	—	—	—	(207)	—	(207)
Distributions declared	—	—	—	—	—	(1,287)	(1,287)
Balance, September 30, 2020	9,873,729	$99	310,974	$3	$85,305	$(44,724)	$40,683

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(11,765)	$(6,430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,865	6,089
Impairment charges on real estate	8,779	5,750
Equity in loss of unconsolidated joint venture	—	837
Deferred rents	245	230
Amortization of above and below-market leases, net	(550)	(769)
Amortization of deferred financing costs	180	243
Unrealized (gain) loss on derivative instruments	(1,280)	1,161
Loss from extinguishment of debt	—	29
Gain on sale of real estate, net	—	(5,245)
Changes in operating assets and liabilities:
Rents and other receivables	(1,572)	(57)
Prepaid expenses and other assets	(1,349)	(294)
Accounts payable and accrued liabilities	1,564	(512)
Due to affiliates	1,287	1,278
Other liabilities	(526)	(596)
Net cash provided by operating activities	878	1,714
Cash Flows from Investing Activities:
Proceeds from sale of real estate	—	23,603
Improvements to real estate	(432)	(1,262)
Reimbursement from unconsolidated joint venture	—	3
Net cash (used in) provided by investing activities	(432)	22,344
Cash Flows from Financing Activities:
Proceeds from notes payable	4,710	—
Principal payments on notes payable	(19)	(26,650)
Payments to redeem common stock	(90)	(207)
Distributions paid to common stockholders	(1,309)	(1,232)
Net cash provided by (used in) financing activities	3,292	(28,089)
Net increase (decrease) in cash and cash equivalents	3,738	(4,031)
Cash and cash equivalents and restricted cash, beginning of period	4,359	6,287
Cash and cash equivalents and restricted cash, end of period	$8,097	$2,256
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,902	$3,047
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$45	$47
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$522

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
As of September 30, 2021, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy. The Company’s core focus in the U.S. office sector reflects a value-creating core strategy, which is also known as a core-plus strategy.
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
September 30, 2021
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
As of September 30, 2021, the Company had redeemed 465,252 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
Additionally, on August 11, 2015, the Company issued 46,362 shares of Class A common stock to the Company’s affiliates, for an aggregate of $0.3 million, in private transactions exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants. From March 2020 through September 30, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did, however, recognize impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the nine months ended September 30, 2020 and at the Commonwealth Building during the nine months ended September 30, 2021. In addition, reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail tenants, which comprise approximately 6% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. As of September 30, 2021, the Company has granted approximately $0.2 million of rent deferrals and approximately $0.7 million in rental abatements. As the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent, and the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
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
September 30, 2021
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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.  In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Segments
The Company had invested in four office properties as of September 30, 2021. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the nine months ended September 30, 2021 and 2020. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the three and nine months ended September 30, 2021 and 2020 as aggregate cash distributions for each share class were equal during those periods.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
During the three months ended September 30, 2021, aggregate cash distributions declared per share of Class A and Class T common stock were $0.04287500. During the nine months ended September 30, 2021 and 2020, aggregate cash distributions declared per share of Class A and Class T common stock were $0.12862500 and $0.12645000, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. Distributions declared per common share of Class A and Class T common stock were $0.04287500 per share for each quarter during the period from January 1, 2021 through September 30, 2021. Distributions declared per common share of Class A and Class T common stock were $0.02107500 per share for each month during the period from January 1, 2020 through June 30, 2020.
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through September 30, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
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
The Company has not granted any material lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of September 30, 2021 or consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.7 million in rental abatements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
As of September 30, 2021, the Company had $0.1 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic. For the nine months ended September 30, 2021, the Company recorded $0.6 million of rental abatements granted to tenants as a result of the COVID-19 pandemic.
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

3. REAL ESTATE
As of September 30, 2021, the Company’s portfolio of real estate was composed of four office buildings containing 599,030 rentable square feet, which were collectively 80.8% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2021 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$53,424	$—	$53,424
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,211	(11,522)	35,689
Institute Property	11/09/2017	Chicago	IL	Office	37,516	(2,454)	35,062
210 W. Chicago	10/05/2020	Chicago	IL	Office	4,790	(210)	4,580
					$142,941	$(14,186)	$128,755
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of September 30, 2021, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$53,424	37.2%	$4,483	$30.62	65.3%
The Offices at Greenhouse	Houston, TX	203,284	35,689	24.8%	4,212	20.72	100.0%
Institute Property	Chicago, IL	155,385	35,062	24.4%	3,186	27.02	75.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
3. REAL ESTATE (CONTINUED)
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2021, the leases had remaining terms, excluding options to extend, of up to 9.4 years with a weighted-average remaining term of 3.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2021 and 2020, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(0.2) million and $(0.2) million, respectively. As of September 30, 2021 and December 31, 2020, the cumulative deferred rent balance was $4.0 million and $2.6 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $1.8 million and $0.1 million of unamortized lease incentives as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2021 through December 31, 2021	$2,936
2022	10,265
2023	9,823
2024	9,074
2025	5,592
Thereafter	12,454
$50,144

As of September 30, 2021, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 23% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of September 30, 2021, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
3. REAL ESTATE (CONTINUED)
As of September 30, 2021, the Company’s real estate properties were leased to 58 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,481	36.0%
Computer system design and related services	3	1,442	11.6%
		$5,923	47.6%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2021, no other tenant industries accounted for more than 10% of annualized base rent.
Impairment of Real Estate
During the nine months ended September 30, 2021, the Company recorded non-cash impairment charges of $8.8 million to write down the carrying value of the Commonwealth Building, an office property located in Portland, Oregon, to its estimated fair value as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of September 30, 2021, the Commonwealth Building was 65.3% occupied and occupancy is expected to further decline as three tenants at the property, or 15% of the rentable square footage of the property, have notified the Company that they will not be renewing their leases at maturity. The Company is projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations in the downtown area. Downtown Portland is experiencing record high office vacancies and it is uncertain when the market will fully recover.
During the nine months ended September 30, 2020, the Company recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which the Company believes will result in additional challenges to release the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and as of September 30, 2021, nine tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
4. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2021 and December 31, 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Cost	$8,046	$11,068	$178	$177	$(3,267)	$(5,114)
Accumulated Amortization	(4,564)	(6,210)	(101)	(85)	2,323	3,605
Net Amount	$3,482	$4,858	$77	$92	$(944)	$(1,509)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(469)	$(470)	$(5)	$(7)	$163	$236

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020
Amortization	$(1,326)	$(1,559)	$(15)	$(22)	$565	$791

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
5. NOTES PAYABLE
As of September 30, 2021 and December 31, 2020, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of September 30, 2021 (1)	Effective Interest Rate at September 30, 2021 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR + 1.80% (3)	3.74%	Interest Only	02/01/2023
Term Loan (4)	52,260	47,550	One-month LIBOR + 2.00%	3.92%	Interest Only	11/09/2021
210 W. Chicago Mortgage Loan (5)	3,744	3,763	One-month LIBOR + 2.20%	2.33%	(5)	06/28/2024
Notes payable principal outstanding	$101,685	$96,994
Deferred financing costs, net	(191)	(371)
Notes payable, net	$101,494	$96,623
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2021. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2021, where applicable.
(2) Represents the maturity date as of September 30, 2021; subject to certain conditions, the maturity dates of the loans may be extended beyond the dates shown.
(3) As of September 30, 2021, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. The interest rate under this loan is calculated at a variable rate of 180 basis points over one-month LIBOR, but at no point shall the interest rate be less than 2.05%.
(4) As of September 30, 2021, the outstanding balance under the Term Loan consisted of $39.4 million of term commitment and $12.8 million of revolving commitment. Subsequent to September 30, 2021, the Company exercised a one-year extension option to extend the maturity date to November 9, 2022 and reduced the total commitment from $59.2 million to $52.3 million, which consisted of $34.9 million of term commitment and $17.4 million of revolving commitment. The Term Loan is secured by The Offices at Greenhouse and the Institute Property. Reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment.
(5) Monthly payments were initially interest-only. On July 5, 2021, monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
During the three and nine months ended September 30, 2021, the Company incurred $0.6 million and $1.8 million of interest expense, respectively. During the three and nine months ended September 30, 2020, the Company incurred $0.6 million and $4.3 million of interest expense, respectively. As of September 30, 2021 and December 31, 2020, $0.3 million and $0.3 million of interest expense were payable, respectively. Included in interest expense during the three and nine months ended September 30, 2021 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Included in interest expense during the three and nine months ended September 30, 2020 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $23,000 and $54,000 for the three and nine months ended September 30, 2021, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $19,000 and $2.1 million for the three and nine months ended September 30, 2020, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
5. NOTES PAYABLE (CONTINUED)
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2021 (in thousands):

October 1, 2021 through December 31, 2021	$52,279
2022	74
2023	45,755
2024	3,577
2025	—
Thereafter	—
$101,685

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of September 30, 2021 and December 31, 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2021		December 31, 2020			Weighted-Average Fix Pay Rate	Weighted-Average Remaining Term in Years
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount	Reference Rate as of September 30, 2021
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	2	$78,533	2	$78,533	One-month LIBOR/ Fixed at 2.07% - 2.82%	2.36%	0.5

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
6. DERIVATIVE INSTRUMENTS (CONTINUED)
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		September 30, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	2	$(959)	2	$(2,239)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Income statement related
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$453	$439	$1,334	$938
Unrealized (gain) loss on interest rate swaps	(430)	(420)	(1,280)	1,161
Increase in interest expense as a result of derivatives	$23	$19	$54	$2,099

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
September 30, 2021
(unaudited)
7. FAIR VALUE DISCLOSURES (CONTINUED)
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2021 and December 31, 2020, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$101,685	$101,494	$101,131	$96,994	$96,623	$95,036

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
7. FAIR VALUE DISCLOSURES (CONTINUED)
As of September 30, 2021, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(959)	$—	$(959)	$—

As of September 30, 2021, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate	$54,700	$—	$—	$54,700

As of September 30, 2021, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property include a discount rate of 8.25% and a terminal cap rate of 6.25%. See Note 3, “Real Estate - Impairment of Real Estate” for further discussion on the impaired real estate property.

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
September 30, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
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
During the nine months ended September 30, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2021 and 2020, and any related amounts payable as of September 30, 2021 and December 31, 2020 (in thousands).

	Incurred				Payable as of
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Expensed
Asset management fees (1)	$439	$432	$1,301	$1,293	$7,202	$5,901
Reimbursement of operating expenses (2)	57	80	221	232	19	25
Property management fees (3)	29	32	88	102	3	11
Disposition fees (4)	—	—	—	381	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	—	—	1,338	1,338
	$525	$544	$1,610	$2,008	$8,562	$7,275
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of September 30, 2021, the Company had accrued and deferred payment of $7.2 million of asset management fees related to the periods from October 2017 through September 2021.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $57,000 and $216,000 for the three and nine months ended September 30, 2021, respectively, and $80,000 and $232,000 for the three and nine months ended September 30, 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three and nine months ended September 30, 2021 and 2020, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2021 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of September 30, 2021, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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
(ii)Excess proceeds from third-party financings are available (“Excess Proceeds”), provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the conflicts committee in its sole discretion; or
(iii)Net sales proceeds from the sale of the Company’s real estate portfolio, after the pay down of any related debt and selling costs and expenses, are available.
In determining whether Excess Proceeds are available to repay the advance, the Company’s conflicts committee will consider whether cash on hand could have been used to reduce the amount of third-party financing provided to the Company. If such cash could have been used instead of third-party financing, the third-party financing proceeds will be available to repay the advance.
The Advisor may defer repayment of the advance notwithstanding that the Company would otherwise be obligated to repay the advance.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2021
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
September 30, 2021
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
Distributions Authorized
On November 9, 2021 the Company’s board of directors authorized a quarterly distribution in the amount of $0.04287500 per share of common stock to stockholders of record as of the close of business on December 3, 2021, which the Company expects to pay in December 2021.

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
•As of September 30, 2021, we had a limited portfolio of four real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•We may fund distributions from any source, including, without limitation, offering proceeds or borrowings. Distributions paid through September 30, 2021 have been funded in part with debt financing, including advances from our advisor, and cash resulting from a waiver of asset management fees by our advisor. Distributions funded from sources other than our cash flow from operations will result in dilution to subsequent investors, reduce funds available for investment in assets and may reduce the overall return to our stockholders.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee related to the periods from October 2017 through September 2021. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and distributions may be adversely affected.

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
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2021 was $250,000 in the aggregate, of which $90,000 was used for such special redemptions from January through October 2021. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
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
As of September 30, 2021, we had redeemed 465,252 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of September 30, 2021, we owned four office buildings.
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
COVID-19 Pandemic and Portfolio Outlook
As of September 30, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. During 2020, the COVID-19 pandemic created disruption in the U.S. and global economies, adversely impacting many industries, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.
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
During the year ended December 31, 2020 and the nine months ended September 30, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Many of our tenants have suffered reductions in revenue since March 2020. Rent collections for the quarter ended September 30, 2021 were approximately 98%. We have granted a number of lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact on our consolidated balance sheet as of September 30, 2021 or consolidated statement of operations for the three and nine months ended September 30, 2021. As of September 30, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.7 million in rental abatements. As of September 30, 2021, eleven tenants were granted rental deferrals, rental abatements and/or rent restructures, of which six of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period, one of these tenants early terminated and two of these tenant leases were modified at lower rental rates.
In addition to the direct impact on our rental income, we may also need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. In response to a decrease in cash flow projections as a result of changes in leasing projections due in part to the impact of COVID-19 on our leasing efforts and perceived ability to collect rent from tenants, during the nine months ended September 30, 2020, we recognized impairment charges of $5.8 million at the Institute Property and $0.8 million of equity in loss of unconsolidated joint venture, which included a $0.5 million impairment charge related to the 210 W. Chicago property then-owned by the joint venture. During the nine months ended September 30, 2021, we recognized impairment charges of $8.8 million at the Commonwealth Building as we are projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations in the downtown area.

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
Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. We believe the current challenging economic circumstances will be a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which we believe will be more difficult as a result of the impacts of COVID-19 on the economy. While the majority of our tenants have continued to pay rent, the weakening macroeconomic conditions have negatively impacted many of our tenants. As of September 30, 2021, our portfolio was 80.8% occupied with a weighted-average lease term of 3.4 years. As of September 30, 2021, three tenants at our Commonwealth Building, or 15% of the rentable square footage at the property, will not be renewing their leases at maturity and during the nine months ended September 30, 2021, five tenants at the Institute Property, or 12% of the rentable square footage at the property, early terminated their leases. Due to the impact of COVID-19, we believe the leasing environment will be challenged in the short-term and the time to lease up and stabilize a property will be extended. More specifically, our office properties in Portland and Chicago will likely take more time to stabilize than previously anticipated. In addition, the timing in which we may be able to implement a liquidation strategy will be affected.

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
(ii)Excess proceeds from third-party financings are available (“Excess Proceeds”), provided that the amount of any such Excess Proceeds that may be used to repay the principal amount outstanding under the advance shall be determined by the conflicts committee in its sole discretion; or
(iii)Net sales proceeds from the sale of our real estate portfolio, after the pay down of any related debt and selling costs and expenses, are available.

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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of September 30, 2021, we had mortgage debt obligations in the aggregate principal amount of $101.7 million and our aggregate borrowings were approximately 62% of our net assets before deducting depreciation and other non-cash reserves. As of September 30, 2021, we had $52.3 million of debt maturing during the 12 months ending September 30, 2022, all of which is under our term loan (which maturity was extended to November 9, 2022 subsequent to September 30, 2021). Reductions in property values related to the impact of the COVID-19 pandemic have reduced our availability to draw on the revolving commitment.
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
We make payments to our advisor in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 30, 2021. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer defer such fees, our ability to fund our operations may be adversely affected.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2021 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of September 30, 2021, we owned four office properties. During the nine months ended September 30, 2021 and 2020, net cash provided by operating activities was $0.9 million and $1.7 million, respectively. Net cash provided by operating activities decreased due to a decrease in rental income and the payment of lease commissions during 2021. We expect cash flows provided by operating activities to decrease in future periods to the extent our tenants are impacted by COVID-19 and defer rent payments or are unable to pay rent or to the extent we are unable to re-lease space vacated by our current tenants.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $0.4 million due to improvements to real estate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $3.3 million and primarily consisted of the following:
•$4.7 million of proceeds from notes payable; offset by
•$1.3 million of net cash distributions; and
•$0.1 million of payments to redeem common stock.

Contractual Obligations
The following is a summary of our contractual obligations as of September 30, 2021 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2021	2022-2023	2024-2025
Outstanding debt obligations (1)	$101,685	$52,279	$45,829	$3,577
Interest payments on outstanding debt obligations (2)	$2,538	$656	$1,834	$48
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of September 30, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps). We incurred interest expense of $2.9 million, excluding amortization of deferred financing costs totaling $0.2 million and unrealized gains on derivative instruments of $1.3 million during the nine months ended September 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2020, we owned three office properties and an investment in an unconsolidated joint venture. Subsequent to September 30, 2020, we purchased the joint venture partner’s 50% equity interest and consolidated 210 W. Chicago. As a result, as of September 30, 2021, we owned four office properties. The following table provides summary information about our results of operations for the three and nine months ended September 30, 2021 and 2020 (dollar amounts in thousands):
Comparison of the three months ended September 30, 2021 versus the three months ended September 30, 2020

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to JV Consolidation (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$4,004	$4,005	$(1)	—%	$171	$(172)
Other operating income	63	53	10	19%	1	9
Operating, maintenance and management costs	1,063	912	151	17%	21	130
Property management fees and expenses to affiliate	29	32	(3)	(9)%	—	(3)
Real estate taxes and insurance	780	590	190	32%	45	145
Asset management fees to affiliate	439	432	7	2%	12	(5)
General and administrative expenses	418	652	(234)	(36)%	n/a	n/a
Depreciation and amortization	1,987	1,933	54	3%	55	(1)
Interest expense	620	607	13	2%	22	(9)
Impairment charges on real estate	8,779	—	8,779	100%	—	8,779
Interest and other income	—	1	(1)	(100)%	n/a	n/a
Equity in loss of unconsolidated joint venture	—	(402)	402	(100)%	402	—
_____________________
(1) Represents the dollar amount increase (decrease) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 related to real estate acquired through joint venture consolidation on or after July 1, 2020.
(2) Represents the dollar amount increase (decrease) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 related to real estate investments owned by us throughout both periods presented.
Rental income remained consistent at $4.0 million for the three months ended September 30, 2020 and 2021. We expect rental income to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the COVID-19 pandemic. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Operating, maintenance, and management costs increased from $0.9 million for the three months ended September 30, 2020 to $1.1 million for the three months ended September 30, 2021, primarily due to an increase in repair and maintenance costs at properties held through both periods. We expect operating, maintenance, and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance increased from $0.6 million for the three months ended September 30, 2020 to $0.8 million for the three months ended September 30, 2021, primarily due to a property tax refund received during the three months ended September 30, 2020 at a property held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments.
Asset management fees to affiliate remained consistent at $0.4 million for the three months ended September 30, 2021 and 2020. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of September 30, 2021, we had accrued and deferred payment of $7.2 million of asset management fees related to the periods from October 2017 through September 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
General and administrative expenses decreased from $0.7 million for the three months ended September 30, 2020 to $0.4 million for the three months ended September 30, 2021, primarily due to legal fees related to our plan of liquidation incurred during three months ended September 30, 2020. General and administrative costs consisted primarily of internal audit compensation expense, errors and omissions insurance, board of directors fees and audit cost.
Depreciation and amortization increased slightly from $1.9 million for the three months ended September 30, 2020 to $2.0 million for the three months ended September 30, 2021, primarily as a result of the consolidation of 210 W. Chicago. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense remained consistent at $0.6 million for the three months ended September 30, 2020 and 2021. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, interest expense (including gains and losses) incurred as a result of our derivative instruments, increased interest expense by $23,000 and $19,000, respectively. In general, we expect interest expense to vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debt and any debt repayments we make.
During the three months ended September 30, 2021, we recorded non-cash impairment charges of $8.8 million to write down the carrying value of the Commonwealth Building, an office property located in Portland, Oregon, to its estimated fair value as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. We are projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations in the downtown area. Downtown Portland is experiencing record high office vacancies and it is uncertain when the market will fully recover.
During the three months ended September 30, 2020, we recognized $0.4 million of equity loss in unconsolidated joint venture related to the 210 W. Chicago property then-owned by the joint venture, which included a $0.3 million loss recorded related to a put option exercised by the 210 W. Chicago joint venture partner, which required us to acquire the joint venture partner’s 50% equity interest for $1.1 million on October 5, 2020 pursuant to the joint venture agreement.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2021 versus the nine months ended September 30, 2020

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions/JV Consolidation (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$12,379	$13,212	$(833)	(6)%	$412	$(1,245)
Other operating income	132	131	1	1%	7	(6)
Operating, maintenance and management costs	2,828	2,774	54	2%	23	31
Property management fees and expenses to affiliate	88	102	(14)	(14)%	(1)	(13)
Real estate taxes and insurance	2,274	2,029	245	12%	107	138
Asset management fees to affiliate	1,301	1,293	8	1%	26	(18)
General and administrative expenses	1,340	1,785	(445)	(25)%	n/a	n/a
Depreciation and amortization	5,865	6,089	(224)	(4)%	156	(380)
Interest expense	1,801	4,344	(2,543)	(59)%	40	(2,583)
Impairment charges on real estate	8,779	5,750	3,029	53%	—	3,029
Interest and other income	—	14	(14)	(100)%	n/a	n/a
Gain on sale of real estate, net	—	5,245	(5,245)	(100)%	(5,245)	—
Equity in loss of unconsolidated joint venture	—	(837)	837	(100)%	837	—
Loss from extinguishment of debt	—	(29)	29	(100)%	29	—
_____________________
(1) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 related to real estate investments disposed of and real estate acquired through joint venture consolidation on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 related to real estate investments owned by us throughout both periods presented.
Rental income decreased from $13.2 million for the nine months ended September 30, 2020 to $12.4 million for the nine months ended September 30, 2021, primarily due to a decrease in occupancy rate as a result of lease expirations at properties held throughout both periods, partially offset by the consolidation of 210 W. Chicago. We expect rental income to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the outbreak of COVID-19. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Operating, maintenance, and management costs remained consistent at $2.8 million for the nine months ended September 30, 2020 and 2021. We expect operating, maintenance, and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance increased from $2.0 million for the nine months ended September 30, 2020 to $2.3 million for the nine months ended September 30, 2021, primarily due to the consolidation of 210 W. Chicago and a property tax refund received during the nine months ended September 30, 2020 at a property held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation and general increases due to future property tax reassessments.
Asset management fees to affiliate remained consistent at $1.3 million for the nine months ended September 30, 2020 and 2021. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of September 30, 2021, we had accrued and deferred payment of $7.2 million of asset management fees related to October 2017 through September 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
General and administrative expenses decreased from $1.8 million for the nine months ended September 30, 2020 to $1.3 million for the nine months ended September 30, 2021, primarily due to pre-development costs which did not meet the criteria for capitalization for a real estate project and legal fees related to our plan of liquidation incurred during the nine months ended September 30, 2020. General and administrative costs during the nine months ended September 30, 2021, consisted primarily of internal audit compensation expense, errors and omissions insurance, board of directors fees and audit costs.
Depreciation and amortization decreased from $6.1 million for the nine months ended September 30, 2020 to $5.9 million for the nine months ended September 30, 2021, primarily due to lease expirations and early lease terminations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization as a result of the consolidation of 210 W. Chicago. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $4.3 million for the nine months ended September 30, 2020 to $1.8 million for the nine months ended September 30, 2021. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, interest expense (including gains and losses) incurred as a result of our derivative instruments, increased interest expense by $54,000 and $2.1 million, respectively. The decrease in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges and a decrease in one-month LIBOR and its impact on interest expense related to our variable rate debt. In general, we expect interest expense to vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the nine months ended September 30, 2021, we recorded non-cash impairment charges of $8.8 million to write down the carrying value of the Commonwealth Building, an office property located in Portland, Oregon, to its estimated fair value as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. During the nine months ended September 30, 2020, we recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections during the nine months ended September 30, 2021 and 2020, was primarily due to reduced demand for the office space at both properties resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to release the vacant space. Moreover, the decrease in cash flow projections during the nine months ended September 30, 2021 for the Commonwealth building were also affected by the disruptions caused by protests and demonstrations in the downtown area of Portland, where the property is located.
We recognized a gain on sale of real estate of $5.2 million related to disposition of Von Karman Tech Center during the nine months ended September 30, 2020. We did not recognize any gain on sale of real estate during the nine months ended September 30, 2021.
During the nine months ended September 30, 2020, we recognized $0.8 million of equity in loss of unconsolidated joint venture, which included a $0.5 million of impairment charge related to the 210 W. Chicago property then-owned by the joint venture and a $0.3 million loss recorded related to a put option exercised by the 210 W. Chicago joint venture partner, which required us to acquire the joint venture partner’s 50% equity interest for $1.1 million on October 5, 2020 pursuant to the joint venture agreement.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(10,048)	$(1,501)	$(11,765)	$(6,430)
Depreciation of real estate assets	1,142	1,100	3,451	3,341
Amortization of lease-related costs	845	833	2,414	2,748
Impairment charges on real estate	8,779	—	8,779	5,750
Gain on sale of real estate, net	—	—	—	(5,245)
Adjustment for investment in unconsolidated joint venture (1)	—	17	—	611
Remeasurement loss on purchase of joint venture interest (2)	—	304	—	304
FFO	718	753	2,879	1,079
Straight-line rent and amortization of above- and below-market leases, net	(89)	(116)	(305)	(539)
Unrealized (gain) loss on derivative instruments	(430)	(420)	(1,280)	1,161
Loss from extinguishment of debt	—	—	—	29
Adjustment for investment in unconsolidated joint venture (1)	—	(3)	—	(11)
MFFO	$199	$214	$1,294	$1,719
_____________________
(1) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO for our equity investment in unconsolidated joint venture for the three and nine months ended September 30, 2020. In October 2020, we purchased our joint venture partner’s membership interest and consolidated the entity that owned 210 W. Chicago.
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
During our offering stage, and from time to time during our operational stage, we may not pay distributions solely from our cash flows from operations, in which case distributions may be paid in whole or in part from debt financing, including advances from our advisor, if necessary. Distributions declared, distributions paid and cash flows from operations were as follows for the first, second and third quarters of 2021 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Class A Share (1) (2)	Distribution Declared Per Class T Share (1) (2)	Distributions Paid	Cash Flows (used in) provided by Operating Activities
Period
First Quarter 2021	$437	$0.043	$0.043	$437	$(469)
Second Quarter 2021	436	0.043	0.043	436	1,050
Third Quarter 2021	436	0.043	0.043	436	297
	$1,309	$0.129	$0.129	$1,309	$878
_____________________
(1) Distributions for the period from January 1, 2021 through September 30, 2021 were calculated at a quarterly rate of $0.04287500 per share based on a single quarterly record date.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.
For the nine months ended September 30, 2021, we paid aggregate distributions of $1.3 million, all of which were paid in cash. Our net loss for the nine months ended September 30, 2021 was $11.8 million. FFO for the nine months ended September 30, 2021 was $2.9 million and cash flows provided by operations for the nine months ended September 30, 2021 was $0.9 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid with $0.7 million of cash flow from current operating activities and $0.6 million of cash flows from operations in excess of distributions paid from prior periods. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
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
Distributions Authorized
On November 9, 2021 our board of directors authorized a quarterly distribution in the amount of $0.04287500 per share of common stock to stockholders of record as of the close of business on December 3, 2021, which we expect to pay in December 2021.

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
We expect to borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At September 30, 2021, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At September 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $23.2 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $78.5 million of our variable debt. Based on interest rates as of September 30, 2021, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2022, interest expense on our variable rate debt would increase or decrease by $0.2 million.
The weighted average interest rate of our variable rate debt at September 30, 2021 was 3.8%. The interest rate represents the actual interest rate in effect at September 30, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2021 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017 our advisor waived its asset management fee and beginning October 2017 through September 30, 2021, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations and our distributions at the current rate may be adversely affected.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity and Use of Proceeds (continued)
During the nine months ended September 30, 2021, redemptions under our share redemption program were funded with existing cash on hand and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	—	$—	(2)
February 2021	—	$—	(2)
March 2021	9,468	$4.90	(2)
April 2021	—	$—	(2)
May 2021	4,120	$4.90	(2)
June 2021	—	$—	(2)
July 2021	—	$—	(2)
August 2021	—	$—	(2)
September 2021	4,811	$4.90	(2)
Total	18,399
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the redemption limitation described above and redemptions through September 30, 2021, we may redeem up to $160,000 of shares for the remainder of 2021.

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

KBS GROWTH & INCOME REIT, INC.

Date:	November 10, 2021	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 10, 2021	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)