Form 10-K
period 2021-12-31
KBS Growth & Income REIT, Inc.
filed 2022-03-31
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 7, 2020, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2020 of $4.90. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 7, 2020, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020. On December 6, 2021, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2021 of $3.38. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 6, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 9,800,345 shares of Class A common stock and 310,974 of Class T common stock held by non-affiliates as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 28, 2022, there were 9,851,052 outstanding shares of Class A common stock and 310,974 outstanding shares of Class T common stock of the Registrant.

FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Growth & Income REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies, prospects and a Plan of Liquidation (defined herein) and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K (the “Annual Report”).

SUMMARY RISK FACTORS
The following is a summary of the principal risks that could adversely affect our business, financial condition, operations and cash flows and an investment in our common stock. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus disease (“COVID-19”) pandemic.
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
•Although our board of directors expects to approve the sale of all of our assets and our dissolution pursuant to a Plan of Liquidation and submit such plan to our stockholders for approval, we can give no assurance that our board of directors and/or our stockholders will approve a Plan of Liquidation, or if approved, that we will be able to successfully implement a Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we intend. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of a Plan of Liquidation, if approved by our board of directors and/or stockholders, may be materially and adversely impacted.
•We pay substantial fees to and expenses of our advisor and its affiliates. These payments decrease the amount of cash available for distribution to our stockholders.
•All of our executive officers, one of our directors and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and/or other KBS-affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s and its affiliates’ compensation arrangements with us and other KBS-sponsored programs and KBS-advised investors and conflicts in allocating time among us and these other programs and investors. Although we have adopted corporate governance measures to ameliorate some of the risks posed by these conflicts, these conflicts could result in action or inaction that is not in the best interests of our stockholders.
•As of December 31, 2021, we had a limited portfolio of four real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee related to the periods from October 2017 through December 31, 2021. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations may be adversely affected.

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
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns. Further, the resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Non-renewals, terminations or lease defaults could reduce any net sales proceeds received upon the sale of the property and would adversely affect the amount of liquidating distributions our stockholders would receive if a Plan of Liquidation is approved by our board of directors and/or our stockholders.
•Our investments in real estate may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and successfully implement a Plan of Liquidation, which could in turn reduce our stockholders’ returns and the amount of any liquidating distributions they receive.
•Continued disruptions in the financial markets, changes in the demand for office properties and uncertain economic conditions could adversely affect our ability to successfully implement our business strategy and any Plan of Liquidation approved by our board of directors and/or our stockholders, which could reduce our stockholders’ returns and the amount of any liquidating distributions they receive.
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2021 was $250,000 in the aggregate, of which $90,000 was used for such special redemptions from January through December 2021. On December 6, 2021, our board of directors approved the same annual dollar limitation of $250,000 in the aggregate for the calendar year 2022, as may be reviewed and adjusted from time to time by the board of directors. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.

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
In October 2017, we launched a second private placement offering that was suspended in December 2019 and formally terminated in August 2020. We engaged an unaffiliated third-party to act as dealer manager for our second private offering. We raised $94.0 million through the sale of our common stock in our offerings.
As of December 31, 2021, we had redeemed 465,252 and 2,245 Class A and Class T shares, respectively, for $3.8 million.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of December 31, 2021, we owned four office buildings.
Plan of Liquidation
Our board of directors and a special committee composed of all our independent directors (the “Special Committee”) has undertaken a review of various strategic alternatives available to us and expects to approve the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (a “Plan of Liquidation”). Once approved by our board of directors, a Plan of Liquidation will be submitted to our stockholders for approval. We currently intend to send out a proxy statement to our stockholders for a liquidation vote by the end of May 2022, with a stockholder meeting to approve a Plan of Liquidation to be held within 90 days. The principal purpose of a Plan of Liquidation will be to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. Although this is the current intention of our board of directors, we can provide no assurance as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the company.
If our board of directors and our stockholders approve a Plan of Liquidation, we intend to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. In the interim, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for a potential sale. A Plan of Liquidation remains subject to approval by our board of directors and our stockholders and we can give no assurance regarding the timing of our liquidation. Additional information regarding a Plan of Liquidation will be provided to our stockholders in a proxy statement to be distributed to stockholders in connection with a liquidation vote.
In connection with its consideration of a Plan of Liquidation, our board of directors determined to cease regular quarterly distributions. We expect any future distributions to our stockholders will be liquidating distributions.

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
Real Estate Portfolio
We have invested in core real estate properties. We acquired our first real estate property on August 12, 2015. As of December 31, 2021, our real estate portfolio was composed of four office buildings containing 599,030 rentable square feet, which were collectively 75% occupied. For more information on our real estate investments, including tenant information, see Part I, Item 2, “Properties.”
The following charts illustrate the geographic diversification of our real estate properties based on total leased square feet and total annualized base rent as of December 31, 2021:
Leased Square Feet
Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio represented approximately 64% of our total annualized base rent as of December 31, 2021. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2021:
Annualized Base Rent (1)

Management Consulting Services 6%
Accommodation and Food Services 5%
Arts, Entertainment, and Recreation 4%
Manufacturing 4%
Information 3%
Other * 13%
Professional, Scientific, and Technical Services 39%
Computer Systems Design and Related Services 12%
Retail Trade 7%
Advertising, Public Relations, and Related Services 7%

_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 3% of total.
Financing Objectives
We financed our real estate acquisitions with proceeds raised in our offerings and debt. We use and may continue to use proceeds from borrowings to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; or to provide working capital and for other liquidity needs.
As of December 31, 2021, we had debt obligations in the aggregate principal amount of $101.7 million, with a weighted-average remaining term of 1.02 years. Our debt is composed of variable rate notes payable, although approximately $30.0 million was effectively fixed through the use of interest rate swap agreements. The weighted-average interest rate of our variable rate debt as of December 31, 2021 was 2.9%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2021, where applicable.

The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2021 (in thousands):

2022	$52,334
2023	45,755
2024	3,577
2025	—
2026	—
Thereafter	—
$101,666

We expect our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), or effectively 75% of the cost of our tangible assets, though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2021, our aggregate borrowings were approximately 63% of our net assets before deducting depreciation and other non-cash reserves.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including management of the daily operations, leasing and disposition of our portfolio; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
Competitive Market Factors
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to successfully implement a Plan of Liquidation may be adversely affected.
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
Human Capital
We have no paid employees. The employees of our advisor or its affiliates provide management, disposition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 800 Newport Center Drive, Suite 700, Newport Beach, California 92660. Our telephone number, general facsimile number and website address are (949) 417-6500, (949) 417-6501 and http://www.kbsgireit.com, respectively.
Industry Segments
As of December 31, 2021, we had invested in four office buildings. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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

ITEM 1A. RISK FACTORS
The following are some of the risks and uncertainties that could cause our actual results, including those related to a potential Plan of Liquidation, to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to the Plan of Liquidation
We can provide no assurances that a Plan of Liquidation will be approved, or if it is, that we will be able to successfully implement a Plan of Liquidation
Although our board of directors intends to approve the sale of all of our assets and our dissolution pursuant to a Plan of Liquidation and directed that we submit the Plan of Liquidation to our stockholders for approval, we can give no assurance that our board of directors and/or our stockholders will approve a Plan of Liquidation, or if approved, that we will be able to successfully implement a Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, our implementation of a Plan of Liquidation, if approved by our board of directors and our stockholders, may be materially and adversely impacted.
There can be no assurance that a planned liquidation pursuant to a Plan of Liquidation will maximize stockholder value to a greater extent at this time than would otherwise occur through other alternatives considered by our board of directors and the Special Committee.
If a Plan of Liquidation is approved by our board of directors and our stockholders, our stockholders will no longer participate in any future earnings or benefit from any increases in the value of our properties once such properties are sold. Although our board of directors and the Special Committee expects to approve a planned liquidation as in our best interest and the best interest of our stockholders, it is possible that pursuing one or more of the other alternatives considered by our board of directors and the Special Committee would maximize stockholder value to a greater extent at this time. In that case, we will be foregoing those opportunities by implementing a Plan of Liquidation.
Approval of a Plan of Liquidation may lead to stockholder litigation, which could result in substantial costs and distract our management.
Extraordinary corporate actions by a company, such as a Plan of Liquidation, sometimes lead to lawsuits being filed against that company. We may become involved in this type of litigation in connection with a Plan of Liquidation. If such a lawsuit is filed against us, the litigation could be expensive and divert management’s attention from implementing a Plan of Liquidation.

Risks Related to an Investment in Our Common Stock
The COVID-19 pandemic or any future pandemic, epidemic or outbreak of infectious disease could have material and adverse effects on our or our tenants’ business, financial condition, results of operations and cash flows and the markets and communities in which we and our tenants operate.
The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across regional and global economies and financial markets. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity, and has contributed to significant volatility in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by restricting many business and travel activities, mandating the partial or complete closures of certain business and schools, and taking other actions to mitigate the spread of the virus, most of which have a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our tenants, continue to recommend or mandate some or all of their employees work from home or are rotating employees in and out of the office to encourage social distancing in the workplace. Due to these events, during 2021, the usage of our assets remained lower than pre-pandemic levels.
We cannot predict when, if, and to what extent these restrictions and other actions will end and when, if, and to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long-term with respect to the demand for leasing office space.

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
•businesses evolving to make work-from-home environments, such as employee telecommuting, flexible work schedules, open workplaces or teleconferencing, increasingly common, which could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations at our properties;
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
Specifically, we may need to recognize additional impairment charges at our properties to the extent rental projections continue to decline at our properties. In response to a decrease in cash flow projections as a result of changes in leasing projections due in part to the impact of COVID-19 on our leasing efforts and perceived ability to collect rent from tenants, during the year ended December 31, 2020, we recognized impairment charges of $5.8 million at the Institute Property and $0.8 million of equity in loss of unconsolidated joint venture, which included a $0.5 million impairment charge related to the 210 W. Chicago property then-owned by the joint venture. During the year ended December 31, 2021, we recognized impairment charges of $13.2 million at the Commonwealth Building as we are projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations in the downtown area. In addition, reductions in property values related to the impact of the COVID-19 pandemic have reduced our availability to draw on the revolving commitment.
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
No public market currently exists for our shares, and we have no plans to list our shares on a national securities exchange. Our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date or at all, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date or at all. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. Moreover, our share redemption program is only available for special redemptions, subject to an annual dollar limitation of $250,000 for 2022, includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 10 business days’ notice to our stockholders. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a loss. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan. Investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time because of the illiquid nature of our shares.

Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”), subject to an annual dollar limitation. We can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
Our share redemption program only provides for special redemptions. Such special redemptions are subject to an annual dollar limitation. On December 6, 2021, our board of directors approved an annual dollar limitation of $250,000 in the aggregate for the calendar year 2022. Such redemptions are further subject to the other limitations described in the share redemption program. During each calendar year, the annual dollar limitation for the share redemption program will be reviewed and may be adjusted from time to time.
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
We have a limited real estate portfolio of four office buildings and as a result, it is likely that any single property’s performance will adversely affect our profitability. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. We have certain fixed operating expenses which will constitute a greater percentage of gross income, reducing our net income and cash flow.
Our investment portfolio has limited diversification and downturns relating to certain industries or business sectors or affecting certain tenants may have a more significant adverse impact on our assets than if we had a more diversified investment portfolio.
We have a limited real estate portfolio of four office buildings. As a result, we rely on a limited number of tenants which may be concentrated in a limited number of industries or business sectors. One of our tenants in the engineering industry represented 25% of our annualized base rent, and 23% of the total rentable square feet of our real estate portfolio, as of December 31, 2021. Because our portfolio is concentrated in limited industries or business sectors, downturns relating generally to such region, industry or business sector specifically affecting significant tenants may result in defaults on our investments, which may reduce our net income and the value of our common stock.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business.
We seek to renew our leases in the ordinary course of our business. However, we cannot assure our stockholders that we will be able to renew leases or re-lease space at rates equal to or above the current lease rate or at all. Approximately 10.4% of our annualized base rent and 9.3% of the total leased square feet of our real estate portfolio, each as of December 31, 2021, is expiring in 2022. Our inability to renew or re-lease our space could adversely impact our financial condition, results of operations, and cash flow.
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
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017, our advisor waived its asset management fee and beginning October 2017 through December 31, 2021, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected.
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

Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers, our affiliated director and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the long-term best interests of our stockholders.
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
In addition, the fees our advisor receives in connection with the management of our assets are based on the cost of the investment and not on the quality of the investment or the quality of the services rendered to us.

Our advisor and its affiliates face potential conflicts of interest relating to the leasing and disposition of properties due to their relationship with other KBS-sponsored programs and/or KBS-advised investors, which could result in decisions that are not in our best interest or the best interests of our stockholders.
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
In addition, we and other KBS-sponsored programs and KBS-advised investors rely on our sponsor and other key real estate professionals at our advisor to sell our properties. These KBS-sponsored programs and KBS-advised investors may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our advisor directs potential purchasers to properties owned by another KBS-sponsored program or KBS-advised investor when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS REIT III, and other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for Prime U.S. REIT, a real estate investment trust affiliated with Mr. Schreiber. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our affiliated director’s loyalties to KBS REIT II, KBS REIT III and possibly to future KBS-sponsored programs could influence his judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
Our affiliated director is also an affiliated director of KBS REIT II and KBS REIT III. The loyalties of our director serving on the boards of directors of KBS REIT II and KBS REIT III, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our affiliated director when considering issues for us that also may affect other KBS-sponsored and advised programs, such as the following:
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
On December 6, 2021, our board of directors approved an estimated NAV per share of our common stock of $3.38 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” This valuation was designed to follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
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
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2021. As of September 30, 2021, we had 9,855,330 and 310,974 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any other adjustments to our estimated NAV subsequent to September 30, 2021, including, adjustments relating to the following, among others: (i) the issuance of common stock; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. In particular, the outbreak of COVID-19, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. While we have considered the impact from COVID-19 on our December 6, 2021 estimated value per share, the extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations and cash flows depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations and the impact of restrictions on the assumption of debt and should not be considered a liquidation value of our assets and liabilities. We would generally expect disposition costs and fees related to the sale of each of its real estate properties to be between 2.25% to 2.75% of the gross sales price, less concessions and credits. We currently expect to utilize our advisor and/or an independent valuation firm to update our estimated NAV per share annually. We cannot assure our stockholders that our estimated NAV per share will increase or that it will not decrease.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
Payment of fees to KBS Capital Advisors and its affiliates reduces cash available.
For providing services to us in connection with the management and leasing of our real estate properties and the disposition of our real estate investments, we pay KBS Capital Advisors fees, which reduces the amount of cash available for distribution to stockholders. Subject to limitations in our charter and approval by our conflicts committee, compensation to be paid to our advisor and its affiliates may be increased without stockholder approval, which would reduce the amount of cash available for distribution to stockholders and reduce stockholders’ overall return. For a discussion of our fee arrangement with KBS Capital Advisors and its affiliates, see Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence – Certain Transactions with Related Persons.”

If we are unable to fund our capital needs, the value of our investments could decline and the overall return on our stockholders’ investment in us will be reduced.
We have invested in core properties that have an occupancy rate of less than 95%, higher near term lease rollover at acquisition than more conservative value maintaining core properties, and other characteristics that provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. In addition, we have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 75.3% as of December 31, 2021 and such occupancy may continue to decrease in the future as tenant leases expire. We will need to fund reserves or maintain capacity under credit facilities to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. In addition, when tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which could reduce the value of our stockholders’ investment.
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

General Risks Related to Investments in Real Estate
Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our real estate properties and weaken our operating results and reduce the overall return our stockholders receive on their investment in us.
The performance of our real estate properties will be subject to the risks typically associated with real estate, any of which could decrease the value of our real estate properties and could weaken our operating results, including:
•downturns in national, regional and local economic conditions (including market disruptions related to COVID-19);
•competition from other office buildings;
•adverse local conditions, such as oversupply or reduction in demand for office properties and changes in real estate zoning laws that may reduce the desirability of real estate in an area;
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
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our real estate properties, which would have an adverse effect on our operations and on the value of our stockholders’ investment.
Properties that have significant vacancies could result in lower revenues for us and be difficult to sell, which could diminish the return on these properties and adversely affect the return our stockholders receive on their investment.
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. We have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 75.3% as of December 31, 2021 and such occupancy may continue to decrease in the future as tenant leases expire. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to fund our operations and affect our ability to continue as a going concern. In addition, the resale value of the property could be diminished because the market value of the core real estate properties, which we intend to target depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.
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
We have entered into long-term leases with tenants at certain of our office properties and in the future we may enter into long-term leases with tenants at certain office properties, which may not result in fair market rental rates over time.
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
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and overall return to our stockholders.
We depend on tenants for our revenue generated by our real estate properties and the resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Accordingly, our revenue generated by our real estate properties and the returns our stockholders receive through the sale of properties in our portfolio are partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations, lease defaults or tenant bankruptcies could reduce our net income and reduce the overall return our stockholders receive.
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
Our inability to sell a property at the time and on the terms we want could reduce our stockholders’ overall return.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and reduce the value of our stockholders’ investment.
Costs imposed pursuant to laws and governmental regulations may reduce our net income.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay may reduce the value of our stockholders’ investment.

The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property or of paying personal injury or other damage claims could reduce our stockholders’ overall return from an investment in us.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce the overall return our stockholders receive from an investment in us. If any of our properties were found to contain hazardous or toxic substances after our acquisition, the value of our investment could decrease below the amount paid for such investment.

Risks Associated with Debt Financing and the Use of Derivatives to Hedge Interest Rate Risk
We have obtained lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure and may adversely affect our ability to continue as a going concern.
We have obtained lines of credit and long-term financing secured by our real estate investments. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may incur additional debt on properties that we already own in order to fund property improvements and other capital expenditures and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
If there is a shortfall between the cash flow generated by a mortgaged property and the cash flow needed to service mortgage debt on that property, then our operations may suffer and the overall return to our stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage or other debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of all or a part of the debt or other amounts related to the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a mortgage secured by a single property could affect mortgages secured by other properties.
Additionally, we have two loans with an aggregate principal balance of $97.9 million maturing within one year from the date the consolidated financial statements are issued. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, we may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. With our limited amount of cash on hand, our ability to make any loan paydowns, without the sale of real estate assets, is severely limited and creates substantial doubt about our ability to continue as a going concern.
Many of these same issues also apply to credit facilities. For example, the loan documents for such facilities may include various coverage ratios, the continued compliance with which may not be completely within our control. If such coverage ratios are not met, the lenders under such credit facilities may declare any unfunded commitments to be terminated and declare any amounts outstanding to be due and payable. Credit facilities may be secured by our properties or unsecured. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our stockholders may lose part of their investment.

High mortgage rates or changes in underwriting standards may make it difficult for us to refinance properties, which could reduce our cash flow from operations.
We may be unable to refinance part or all of our mortgage debt when it becomes due or we may be unable to refinance mortgage debt on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter than when we originally financed the properties. If any of these events occurs, our operations may suffer and the overall return on investment our stockholders receive may decline.
Lenders may require us to enter into restrictive covenants, which could cause our operations to suffer and the overall return our stockholders receive on their investment in us may decline.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain financial and other affirmative and negative covenants, including provisions that limit our ability to further mortgage a property that require that we comply with various coverage ratios, that prohibit us from discontinuing insurance coverage or that prohibit us from replacing our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives and limit our ability to pay distributions to our stockholders.
Increases in interest rates and the future discontinuation of LIBOR could increase the amount of our interest and/or hedge payments and/or mitigate the effectiveness of our interest rate hedges.
As of December 31, 2021, we had total outstanding debt of approximately $101.7 million, including approximately $71.7 million of debt subject to variable interest rates and $30.0 million effectively fixed through the use of interest rate swap agreements. Interest we pay reduces our cash flow. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.
We currently pay interest under certain of our debt at an interest rate that is determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). After June 30, 2023, the Financial Conduct Authority (the “FCA”), which regulates LIBOR, intends to stop compelling banks to submit rates for the calculation of the tenors used in our LIBOR-based debt. As a result, the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities and identified the Secured Overnight Financing Rate (“SOFR”) as the preferred alternative to LIBOR in financial contracts. We expect two of our three LIBOR-based loans to mature prior to June 23, 2023. Our third LIBOR-based loan includes LIBOR transition language consistent with the ARRC-recommended language. We expect any new loans to have language addressing LIBOR transition concerns.
The International Swaps and Derivatives Association (“ISDA”), the trade association for the derivatives marketplace, published the ISDA IBOR Fallbacks Protocol (the “Protocol”) and the ISDA IBOR Fallbacks Supplement (the “Supplement”) which became effective on January 25, 2021. The Protocol incorporates LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and were entered into before January 25, 2021 between parties to derivatives transactions that each have adhered to the Protocol. The Supplement automatically incorporates these LIBOR transition provisions into non-cleared derivatives transactions that reference LIBOR and are entered into on or after January 25, 2021. We currently are not adherents to the Protocol. Any interest rate hedges that reference LIBOR and that we entered into on or after January 25, 2021 and that incorporate the 2006 ISDA Definition are subject to conversion based on the ISDA methodology set forth in the Supplement. In 2021, ISDA published the 2021 ISDA Interest Rate Derivatives Definitions (the “2021 Definitions”). Any interest rate hedges that reference LIBOR and that incorporate the ISDA 2021 Definitions are subject to conversion based on the ISDA methodology set forth in the 2021 Definitions. The spread adjustments to be used in connection with the transition from LIBOR to SOFR under any of our hedging agreements have been fixed pursuant to ISDA’s conversion methodology. These spread adjustments are expected to be the same regardless of whether the conversion occurs under the terms of the Protocol, the Supplement or the 2021 Definitions.
Differences between ARRC and ISDA LIBOR replacement methodology could result in differences in conversion between debt instruments and corresponding hedges. Mismatches could occur resulting from conversion at different times, into different benchmark replacement rates, or into the same benchmark replacement rates calculated at different times or using different methods of calculation.

The transition from LIBOR to an alternative reference rate could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance. Furthermore, the impact or potential impact of LIBOR transition could incentivize us to prepay debt and/or unwind hedge positions earlier than we anticipated when closing the debt facility and/or entering into the hedge position. If we prepay debt, we may owe prepayment penalties or other breakage costs. If we unwind hedge positions, we could owe unwind payments to our counterparties, which could be significant. For hedges entered into before January 25, 2021, if we do not subsequently adhere to the Protocol, negotiate bilateral solutions with our counterparties, or unwind our positions before the discontinuation of LIBOR, it may be impossible for us or our counterparties to perform under these hedges following the discontinuation of LIBOR.
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
Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with our initial taxable year ended December 31, 2015. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

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
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local, or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

If our operating partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status could be terminated.
We intend to maintain the status of our operating partnership as a partnership from its formation for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This could also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” or (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.
The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. Whether property is held primarily for sale to customers in the ordinary course of a trade or business depends on the specific facts and circumstances. No assurance can be given that any particular property (including loans) in which we hold a direct or indirect interest will not be treated as property held for sale to customers.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly and timely identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may be limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by or payments made to a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities follow the U.S. federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

Generally, ordinary dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for qualified dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Ordinary dividends payable by REITs, however, are generally not eligible for this reduced rate. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. However, under the Tax Cuts and Jobs Act, Pub. L. No. 115-97, commencing with taxable years beginning on or after January 1, 2018 and continuing through 2025, individual taxpayers may be entitled to claim a deduction in determining their taxable income of 20% of ordinary REIT dividends (dividends other than capital gain dividends and dividends attributable to certain qualified dividend income received by us), which temporarily reduces the effective tax rate on such dividends. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Without further legislation, this deduction would sunset after 2025. Our stockholders are urged to consult with their tax advisor regarding the effect of this change on their effective tax rate with respect to REIT dividends.
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
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. No assurance can be given, however, that we are or will be a domestically-controlled REIT.
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

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. Stockholders are urged to consult with their tax advisor with respect to the impact of the recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in our shares is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.
Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.
We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT because we may then own more than 10% of the securities of an issuer that was neither a REIT, a qualified REIT subsidiary nor a taxable REIT subsidiary.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership or REIT for U.S. federal income tax purposes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2021, we owned four office buildings. Our four office buildings contain 599,030 rentable square feet, which were collectively 75.3% occupied with a weighted-average remaining lease term of 3.4 years.
The following table provides summary information regarding the properties in our portfolio as of December 31, 2021:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands) (1)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Commonwealth Building Portland, OR	06/30/2016	Office	224,122	$48,668	$3,669	$30.64	2.6	35.2%	53.4%
The Offices at Greenhouse Houston, TX	11/14/2016	Office	203,284	47,304	4,212	20.72	3.9	25.5%	100.0%
Institute Property Chicago, IL	11/09/2017	Office	155,385	37,562	3,161	28.28	3.8	25.2%	71.9%
210 W. Chicago Chicago, IL	10/05/2020	Office	16,239	4,743	559	34.46	0.8	3.3%	100.0%
			599,030	$138,277	$11,601	$25.72	3.4		75.3%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio by square footage and by annualized base rent as of December 31, 2021:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	3	$319	2.7%	22,646	5.0%
2022	10	1,205	10.4%	42,109	9.3%
2023	15	2,110	18.2%	68,267	15.1%
2024	6	3,185	27.5%	146,450	32.5%
2025	6	742	6.4%	27,897	6.2%
2026	7	1,042	9.0%	37,037	8.2%
2027	5	1,983	17.1%	61,303	13.6%
2028	—	—	—%	—	—%
2029	3	373	3.2%	13,251	2.9%
2030	—	—	—%	—	—%
2031	1	642	5.5%	32,066	7.2%
Total	56	$11,601	100.0%	451,026	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2021, we had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 25% of our annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of our real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of December 31, 2021, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of our annualized base rent.

As of December 31, 2021, the highest tenant industry concentration of our portfolio of real estate properties (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,481	38.6%
Computer system design and related services	3	1,442	12.4%
		$5,923	51.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2021, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 28, 2022, we had 9,851,052 shares of Class A common stock and 310,974 shares of Class T common stock outstanding held by a total of 893 and 71 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock. Further, any sale must comply with applicable state and federal securities laws, and our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.
We provide an estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under FINRA Conduct Rule 2231, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the net asset value (“NAV”) per share of our common stock as $3.38 as of December 31, 2021. This estimated NAV per share is based on our board of directors’ approval on December 6, 2021 of an estimated NAV per share of our common stock of $3.38 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2021. There were no other material changes between September 30, 2021 and December 6, 2021 that impacted the overall estimated NAV per share.
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including the review and approval of the valuation and appraisal process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of our conflicts committee, we engaged Kroll, LLC (formerly Duff & Phelps, LLC) (“Kroll”), an independent third-party real estate valuation firm, to provide a calculation of the range in estimated NAV per share of our common stock as of September 30, 2021. Kroll based this range in estimated NAV per share upon (i) appraisals of our four real estate properties owned as of September 30, 2021 (the “Appraised Properties”) performed by Kroll, and (ii) valuations performed by our advisor, with respect to our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2021. The appraisal reports Kroll prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. Kroll’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Upon the conflicts committee’s receipt and review of Kroll’s valuation report, which included the appraised value of each of the Appraised Properties as noted in the appraisal reports prepared by Kroll and a summary of the estimated value of each of our other assets and liabilities as determined by our advisor and reviewed by Kroll, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated NAV per share of $2.78 to $4.04, with an approximate mid-range value of $3.38 per share, as indicated in Kroll’s valuation report and recommended by our advisor, which approximate mid-range value was based on Kroll’s appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $3.38 as the estimated NAV per share of our common stock, which mid-range value was determined by Kroll and recommended by our advisor and which was based on Kroll’s appraisals of the Appraised Properties and valuations performed by our advisor of our cash, other assets, mortgage debt and other liabilities. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $3.38 as the estimated NAV per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated NAV per share as of December 6, 2021 as well as the calculation of our prior estimated value per share as of December 7, 2020. Kroll was not responsible for establishing the estimated NAV per share as of December 6, 2021 or December 7, 2020, respectively.

	December 6, 2021 Estimated Value per Share	December 7, 2020 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$13.66	$14.71	$(1.05)
Cash, restricted cash and cash equivalents (3)	0.80	0.22	0.58
Investment in unconsolidated joint venture (4)	—	0.02	(0.02)
Other assets	0.09	0.09	—
Mortgage debt (5)	(9.95)	(8.89)	(1.06)
Other liabilities	(1.22)	(1.25)	0.03
Estimated NAV per share	$3.38	$4.90	$(1.52)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated NAV per share	$3.38	$4.90	$(1.52)
_____________________
(1) The December 7, 2020 estimated value per share was based upon a calculation of the range in estimated NAV per share of our common stock as of September 30, 2020 by Kroll and the recommendation of our advisor. Kroll based this range in estimated NAV per share upon appraisals of our three real estate properties and an investment in an office property held through an unconsolidated joint venture performed by Kroll, and valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities. For more information relating to the December 7, 2020 estimated value per share and the assumptions and methodologies used by Kroll and our advisor, see our Current Report on Form 8-K filed with the SEC on December 15, 2020.
(2) The decrease in the estimated value of real estate properties per share was primarily due to a net decrease in the appraised values of the real estate properties after taking into consideration of capital expenditures incurred, partially offset by the consolidation of a property that was previously owned through a joint venture. See note 4 below. The net decrease in the appraised values of the real estate properties is primarily due to (i) a property located in Portland, Oregon where we are projecting longer lease-up periods for the vacant office space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations in the downtown area and (ii) a property located in Houston, Texas where the COVID-19 pandemic has added to an already slumping oil and gas industry, resulting in increased vacancy and expanding capitalization rates across the office marketplace.
(3) The increase in the estimated value of cash, restricted cash and cash equivalents per share primarily relates to the net proceeds received from the revolving portion of our term loan.
(4) We purchased the joint venture partner’s 50% equity interest related to the 210 W. Chicago property on October 5, 2020.
(5) The increase in the estimated value of mortgage debt per share was primarily due to additional borrowings under our term loan.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $4.90 to $3.38. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, capital expenditures and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 7, 2020 estimated value per share	$4.90
Changes to estimated value per share
Real estate
Real estate	(1.54)
Capital expenditures on real estate	(0.13)
Total change related to real estate (1)	(1.67)
Modified operating cash flows in excess of distributions declared (2)	0.24
Notes payable	(0.08)
Interest rate swaps	0.17
Deferral of asset management fee liability	(0.17)
Other changes, net	(0.01)
Total change in estimated value per share	(1.52)
December 6, 2021 estimated value per share	$3.38
_____________________
(1) Decrease is primarily due to a net decrease in appraised values of real estate properties after taking into consideration capital expenditures incurred. The net decrease in the appraised values of the real estate properties was primarily due to (i) a property located in Portland, Oregon where we are projecting longer lease-up periods for the vacant office space as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations in the downtown area and (ii) a property located in Houston, Texas where the COVID-19 pandemic has added to an already slumping oil and gas industry, resulting in increased vacancy and expanding capitalization rates across the office marketplace.
(2) Modified operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs and deferral of asset management fee. We compute MFFO in accordance with the definition included in the practice guideline issued by IPA in November 2010.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and these differences could be significant. In particular, due in part to our relatively small asset base and the number of shares of our common stock outstanding, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. See the discussion under “Real Estate - Real Estate Valuation” below. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations and the impact of restrictions on the assumption of debt and should not be considered a liquidation value of our assets and liabilities. We would generally expect disposition costs and fees related to the sale of each of its real estate properties to be between 2.25% to 2.75% of the gross sales price, less concessions and credits. As of September 30, 2021, we had no potentially dilutive securities outstanding that would impact the estimated NAV per share of its common stock.
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
Real Estate
Independent Valuation Firm: Kroll(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated NAV per share of our common stock as of December 6, 2021. Kroll is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Kroll was based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
Kroll collected all reasonably available material information that it deemed relevant in appraising the Appraised Properties. Kroll obtained property-level information from our advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements; and (iii) information regarding recent or planned capital expenditures. Kroll reviewed and relied in part on the property-level information provided by our advisor and considered this information in light of its knowledge of each property’s specific market conditions.
In conducting its investigation and analyses, Kroll took into account customary and accepted financial and commercial procedures and considerations as it deemed relevant. Although Kroll reviewed information supplied or otherwise made available by us or our advisor for reasonableness, it assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party and did not independently verify any such information. With respect to operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Kroll, Kroll assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management and/or our advisor. Kroll relied on us to advise it promptly if any information previously provided became inaccurate or was required to be updated during the period of its review.
In performing its analyses, Kroll made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Kroll assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Kroll’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions (including future financial market disruptions related to COVID-19) may affect Kroll’s analyses and conclusions. Kroll’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
_____________________
(1) Kroll is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations and similar transactions. We engaged Kroll to prepare appraisal reports for each of the Appraised Properties and to provide a calculation of the range in estimated NAV per share of our common stock and Kroll received fees upon the delivery of such reports and the calculation of the range in estimated NAV per share of our common stock. In addition, we have agreed to indemnify Kroll against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Kroll and its affiliates have provided a number of commercial real estate, appraisal, valuation and financial advisory services for our affiliates and have received fees in connection with such services. Kroll and its affiliates may from time to time in the future perform other commercial real estate, appraisal, valuation and financial advisory services for us and our affiliates in transactions related to the properties that are the subjects of the appraisals, so long as such other services do not adversely affect the independence of the applicable Kroll appraiser as certified in the applicable appraisal report.

Although Kroll considered any comments to its appraisal reports received from us or our advisor, the appraised values of the Appraised Properties were determined by Kroll. The appraisal reports for the Appraised Properties are addressed solely to us to assist in the calculation of the range in estimated NAV per share of our common stock. The appraisal reports are not addressed to the public and may not be relied upon by any other person to establish an estimated NAV per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock. In preparing its appraisal reports, Kroll did not solicit third-party indications of interest for the Appraised Properties. In preparing its appraisal reports and in calculating the range in estimated NAV per share of our common stock, Kroll did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Kroll’s appraisal reports. All of the Kroll appraisal reports, including the analyses, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.
Real Estate Valuation: Kroll appraised each of the Appraised Properties using various methodologies including the direct capitalization approach, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final appraisal of each of the Appraised Properties. Kroll calculated the discounted cash flow value of each of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges it believes would be used by similar investors to value the Appraised Properties, based on recent comparable market transactions adjusted for unique properties and market-specific factors.
As of September 30, 2021, the Appraised Properties consisted of four office buildings, which were acquired for a total purchase price of $163.0 million, exclusive of acquisition fees and acquisition expenses of $3.4 million, in which we had invested $15.8 million in capital and tenant improvements. As of September 30, 2021, the total appraised value of the Appraised Properties as provided by Kroll using the appraisal methods described above was $138.9 million.
The following table summarizes the key assumptions that were used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.25% to 7.75%	6.71%
Discount rate	7.50% to 9.25%	8.17%
Net operating income compounded annual growth rate (1)	(0.87)% to 15.94%	6.56%
_____________________
(1) The net operating income compounded annual growth rates (“CAGRs”) reflect both the contractual and market rents and reimbursements (in cases where the contractual lease period is less than the hold period of the property) net of expenses over the holding period. The range of CAGRs shown is the constant annual rate at which the net operating income is projected to grow to reach the net operating income in the final year of the hold period for each of the properties. Excluding the Commonwealth Building, an office property located in Portland, Oregon that was 67% leased as of September 30, 2021, the weighted-average CAGR is 2.62%.
While we believe that Kroll’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the appraised value of the Appraised Properties and thus, our estimated NAV per share. The table below illustrates the impact on our estimated NAV per share if the terminal capitalization rates or discount rates Kroll used to appraise the Appraised Properties were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated NAV per share if these terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.30	$(0.41)	$0.42	$(0.51)
Discount rate	0.21	(0.34)	0.39	(0.50)

Finally, a 1% increase in the appraised value of the Appraised Properties would result in a $0.14 increase in our estimated NAV per share and a 1% decrease in the appraised value of the Consolidated Properties would result in a decrease of $0.14 to our estimated NAV per share, assuming all other factors remain unchanged.

Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2021, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2021, the GAAP fair value and carrying value (excluding unamortized deferred financing costs of $0.2 million) of our notes payable were $101.1 million and $101.7 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 0.75 years, was approximately 2.48%.
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.02)	$0.02	$(0.01)	$0.01

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

Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2021. As of September 30, 2021, we had 9,855,330 and 310,974 shares of common stock issued and outstanding of Class A and Class T common stock, respectively. We did not make any adjustments to our estimated NAV subsequent to September 30, 2021, including, adjustments relating to the following, among others: (i) the issuance of common stock; (ii) net operating income earned and distributions declared; and (iii) the redemption of shares. The value of our shares will fluctuate over time in response to developments related to future investments, the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. In particular, the COVID-19 pandemic, together with the resulting measures imposed to help control the spread of the virus, has had a negative impact on the economy and business activity globally. The COVID-19 pandemic is negatively impacting almost every industry, including the U.S. office real estate industry and the industries of our tenants, directly or indirectly. While we have considered the impact from COVID-19 on our December 6, 2021 estimated value per share, the extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations and cash flows depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Our estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. Our estimated NAV per share does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or, the impact of restrictions on the assumption of debt and should not be considered a liquidation value of our assets and liabilities. We would generally expect disposition costs and fees related to the sale of each of its real estate properties to be between 2.25% to 2.75% of the gross sales price, less concessions and credits. We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated NAV per share no later than December 2022 and annually thereafter. We can give no assurance that our estimated NAV per share will increase or that it will not decrease.
Historical Estimated Values per Share
The historical reported estimated value per share of our common stock approved by the board of directors is set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$4.90	December 7, 2020	Current Report on Form 8-K, filed December 15, 2020
$8.43	December 4, 2019	Current Report on Form 8-K, filed December 12, 2019
$9.20	December 7, 2018	Current Report on Form 8-K, filed December 10, 2018
$8.79	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$8.75	August 9, 2017	Current Report on Form 8-K, filed August 10, 2017

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
In connection with its consideration of a Plan of Liquidation, our board of directors determined to cease paying regular quarterly distributions with the expectation that any future distributions to our stockholders would be liquidating distributions from the sale of our remaining assets. If our board of directors and/or our stockholders do not approve a Plan of Liquidation, our board of directors will review our payment of regular quarterly distributions again; however, no assurances can be made with respect to the payment or amount of any future distributions, whether regular or liquidating.

We declared monthly distributions based on monthly record dates during the period from January 1, 2020 through June 30, 2020. We paid distributions for all record dates of a given month on or about the first business day of the following month. Commencing with the fourth quarter of 2020, we declared quarterly distributions based on a single quarterly record date during the period from October 1, 2020 through December 31, 2021. Distributions declared during 2021 and 2020, aggregated by quarter, are as follows (dollars in thousands, except per share amounts):

	2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$437	$436	$436	$436	$1,745
Total Per Class A Share Distribution (1)	$0.043	$0.043	$0.043	$0.043	$0.172
Total Per Class T Share Distribution (1)	$0.043	$0.043	$0.043	$0.043	$0.172
	2020
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$644	$643	$—	$429	$1,716
Total Per Class A Share Distribution (1)	$0.063	$0.063	$—	$0.042	$0.168
Total Per Class T Share Distribution (1)	$0.063	$0.063	$—	$0.042	$0.168
_____________________
(1) Distributions for each month commencing January 1, 2020 through June 30, 2020 were based on monthly record dates and calculated at a monthly rate of $0.02107500 per share. Distributions for the period from October 1, 2020 through December 31, 2021 were based on a single quarterly record date and calculated at a quarterly rate of $0.04215000 per share for the period from October 1, 2020 through December 31, 2020 and $0.04287500 per share for the period from January 1, 2021 through December 31, 2021. Total distribution per class of shares assumes the share was issued and outstanding each day that was a record date for distributions during the period presented.
The tax composition of our distributions declared for the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Ordinary Income	—%	—%
Capital Gain	—%	50%
Return of Capital	100%	50%
Total	100%	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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

Pursuant to our share redemption program, as amended to date, there are several limitations on our ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by our board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to our stockholders. The dollar amount limitation for special redemptions for the calendar year 2021 was $250,000 in the aggregate. On December 6, 2021, our board of directors approved the same annual dollar limitation of $250,000 in the aggregate for the calendar year 2022, as may be reviewed and adjusted from time to time by the board of directors.
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
On December 6, 2021, our board of directors approved an estimated NAV per share of our common stock of $3.38 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2021. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.” The estimated NAV per share of $3.38 became effective for the December 2021 redemption date, which was December 31, 2021.
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
During the year ended December 31, 2021, redemptions under our share redemption program were funded with existing cash on hand, and shares were redeemed pursuant to our share redemption program as follows in the table below.

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2021	—	$—	(2)
February 2021	—	$—	(2)
March 2021	9,468	$4.90	(2)
April 2021	—	$—	(2)
May 2021	4,120	$4.90	(2)
June 2021	—	$—	(2)
July 2021	—	$—	(2)
August 2021	—	$—	(2)
September 2021	4,811	$4.90	(2)
October 2021	—	$—	(2)
November 2021	—	$—	(2)
December 2021	—	$—	(2)
Total	18,399
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limited the dollar value of shares that could be redeemed under the program in 2021 as described above. Based on the redemption limitation described above for 2022 redemption and redemptions through February 28, 2022, we may redeem up to $235,000 of shares in connection with special redemptions for the remainder of 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” and “Summary Risk Factors” preceding Part I and Part I, Item 1A, “Risk Factors.”

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
We commenced a private placement offering of our shares of common stock that was exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2015. We ceased offering shares in the primary portion of our private offering on April 27, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager of the offering pursuant to a dealer manager agreement.
On April 26, 2016, the SEC declared our registration statement on Form S-11, pursuant to which we registered shares of our common stock for sale to the public, effective, and we retained KBS Capital Markets Group LLC to serve as the dealer manager of the initial public offering. We terminated the primary initial public offering effective June 30, 2017. We terminated the distribution reinvestment plan offering effective August 20, 2020.
On October 3, 2017, we launched a second private placement offering of our shares of common stock that exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act. In connection with the offering, we entered into a dealer manager agreement with KBS Capital Advisors and an unaffiliated third party. In December 2019, in connection with its consideration of strategic alternatives for us, our board of directors determined to suspend the second private offering and terminated the second private offering on August 5, 2020.
Through our capital raising activities, we raised $94.0 million from the sale of 10,403,922 shares of our common stock, including $8.5 million from the sale of 924,286 shares of common stock under our dividend reinvestment plan. As of December 31, 2021, we had 9,855,330 and 310,974 Class A and Class T shares outstanding, respectively.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of December 31, 2021, we owned four office buildings.
Going Concern Considerations
The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. We have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 75.3% as of December 31, 2021 and such occupancy may continue to decrease in the future as tenant leases expire. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of our properties. Additionally, we have two loans with an aggregate principal balance of $97.9 million maturing within one year from the date the consolidated financial statements are issued. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, we may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. With our limited amount of cash on hand, our ability to make any loan paydowns, without the sale of real estate assets, is severely limited. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, we will need to spend a substantial amount on capital leasing costs, however we have limited amounts of liquidity to make these capital commitments. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to exercise our extension option or refinance loans maturing over the next 12 months. No assurances can be given that we will be successful in achieving these objectives.

Plan of Liquidation
Our board of directors and a special committee composed of all of our independent directors (the “Special Committee”) has undertaken a review of various strategic alternatives available to us and expects to approve the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (a “Plan of Liquidation”). Once approved by our board of directors, a Plan of Liquidation will be submitted to our stockholders for approval. We currently intend to send out a proxy statement to our stockholders for a liquidation vote by the end of May 2022, with a stockholder meeting to approve a Plan of Liquidation to be held within 90 days. The principal purpose of a Plan of Liquidation will be to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. Although this is the current intention of our board of directors, we can provide no assurances as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the company.
If our board of directors and our stockholders approve a Plan of Liquidation, we intend to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. In the interim, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for a potential sale. A Plan of Liquidation remains subject to approval by our board of directors and our stockholders and we can give no assurance regarding the timing of our liquidation. Additional information regarding a Plan of Liquidation will be provided to our stockholders in a proxy statement to be distributed to stockholders in connection with a liquidation vote.
In connection with its consideration of a Plan of Liquidation, our board of directors determined to cease regular quarterly distributions. We expect any future distributions to our stockholders will be liquidating distributions.
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

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets, changing political environments and civil unrest can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Reductions in revenues from our properties would adversely impact the timing of any asset sales and/or the sales price we will receive for our properties if a Plan of Liquidation is approved by our board of directors and/or our stockholders. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. Most recently, the outbreak of COVID-19 has had a negative impact on the real estate market as discussed below.

COVID-19 Pandemic and Portfolio Outlook
As of December 31, 2021, the novel coronavirus, or COVID-19, pandemic is ongoing. The spread of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity, and has contributed to significant volatility in financial markets. The global impact of the pandemic has been rapidly evolving and many countries, including the United States, have reacted by restricting many business and travel activities, mandating the partial or complete closures of certain business and schools, and taking other actions to mitigate the spread of the virus, most of which have a disruptive effect on economic activity, including the use of and demand for office space. Many private businesses, including some of our tenants, continue to recommend or mandate some or all of their employees work from home or are rotating employees in and out of the office to encourage social distancing in the workplace. Due to these events, during 2021, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels.
We cannot predict when, if, and to what extent these restrictions and other actions will end and when, if, and to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long-term with respect to the demand for leasing office space.
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
During the years ended December 31, 2021 and 2020, we did not experience significant disruptions in our operations from the COVID-19 pandemic. Rent collections for the quarter ended December 31, 2021 were approximately 98%. We have granted lease concessions related to the effects of the COVID-19 pandemic but these lease concessions did not have a material impact on our consolidated balance sheet as of December 31, 2021 or consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021, we had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.7 million in rental abatements. As of December 31, 2021, eleven tenants were granted rental deferrals, rental abatements and/or rent restructures, of which six of these tenants have begun to pay rent in accordance with their lease agreements subsequent to the deferral and/or abatement period, one of these tenants early terminated and two of these tenant leases were modified at lower rental rates.
In addition to the direct impact on our rental income, we may also need to recognize impairment charges at our properties to the extent rental projections continue to decline at our properties. In response to a decrease in cash flow projections as a result of changes in leasing projections due in part to the impact of COVID-19 on our leasing efforts and perceived ability to collect rent from tenants, during the year ended December 31, 2020, we recognized impairment charges of $5.8 million at the Institute Property and $0.8 million of equity in loss of unconsolidated joint venture, which included a $0.5 million impairment charge related to the 210 W. Chicago property then-owned by the joint venture. During the year ended December 31, 2021, we recognized impairment charges of $13.2 million at the Commonwealth Building as we are projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations in the downtown area.
The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations and those of our tenants remains uncertain and cannot be predicted with confidence and will depend on the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows. In response to the uncertainty caused by the ongoing COVID-19 pandemic and its uncertain impact on our operations and those of our tenants, our board of directors adjusted our distribution policy commencing with the fourth quarter of 2020 and during 2021 considered and declared quarterly distributions based on a single quarterly record date. In connection with its consideration of a Plan of Liquidation, our board of directors determined to cease paying regular quarterly distributions with the expectation that any future distributions to our stockholders would be liquidating distributions from the sale of our remaining assets.

Our business, like all businesses, is being impacted by the uncertainty regarding the COVID-19 pandemic, the effectiveness of policies introduced to neutralize the disease, and the impact of those policies on economic activity. We believe the current challenging economic circumstances will be a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which we believe will be more difficult as a result of the impacts of COVID-19 on the economy. While the majority of our tenants have continued to pay rent, the weakening macroeconomic conditions have negatively impacted many of our tenants. As of December 31, 2021, our portfolio was 75.3% occupied with a weighted-average lease term of 3.4 years.
During the year ended December 31, 2021, five tenants at the Institute Property, or 12% of the rentable square footage at the property, early terminated their leases and five tenants at the Commonwealth Building, or 29% of the rentable square footage at the property, did not renew their leases at maturity. In addition, occupancy is expected to further decline at the Commonwealth Building as one additional tenant at the property, or 3% of the rentable square footage of the property, has notified the Company that it will not be renewing its lease at maturity. Due to the impact of COVID-19, we believe the leasing environment will be challenged in the short-term and the time to lease up and stabilize a property will be extended. More specifically, our office properties in Portland and Chicago will likely take more time to stabilize than previously anticipated. In addition, the timing in which we may be able to implement a liquidation strategy will be affected.

Liquidity and Capital Resources
As described above under “—Overview – Going Concern Considerations,” in preparing our financial statements for this annual reporting period, our management determined that substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, as described above under “—Overview – Plan of Liquidation,” our board of directors expects to approve the sale of all of our assets and our dissolution pursuant to the terms of a Plan of Liquidation and submit such plan to our stockholders for approval. The principal purpose of a Plan of Liquidation will be to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. Subject to the approval of our board of directors and our stockholders of a Plan of Liquidation we expect our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with a Plan of Liquidation; payments under debt obligations; special redemptions of common stock; capital commitments; and payments of distributions to stockholders pursuant to a Plan of Liquidation. If a Plan of Liquidation is approved by our board of directors and our stockholders, we expect to use our cash on hand and proceeds from the sale of properties as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments and proceeds from debt financing; however, asset sales will further reduce cash flow from these sources during the implementation of a Plan of Liquidation, if it is approved by our board of directors and our stockholders. Although this is the current intention of our board of directors, we can provide no assurance as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the company.
Our share redemption program only provides for special redemptions. The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2021 was $250,000 in the aggregate, of which $90,000 was used for such special redemptions from January through December 2021. On December 6, 2021, our board of directors approved the same annual dollar limitation of $250,000 in the aggregate for the calendar year 2022, as may be reviewed and adjusted from time to time by the board of directors. Our share redemption program does not provide for ordinary redemptions and can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio (which has decreased from 90.4% as of December 31, 2020 to 75.3% as of December 31, 2021), the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic as discussed above.

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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2021, we had mortgage debt obligations in the aggregate principal amount of $101.7 million and our aggregate borrowings were approximately 63% of our net assets before deducting depreciation and other non-cash reserves. As of December 31, 2021 we had $52.3 million of debt maturing during the 12 months ending December 31, 2022, all of which is under our term loan. In addition, we have an additional $45.6 million of debt maturing within 12 months from the date our financial statements are issued. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, we may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. Further, reductions in property values related to the impact of the COVID-19 pandemic have reduced our availability to draw on the revolving commitment. In addition, asset sales pursuant to a Plan of Liquidation, if approved by our board of directors and our stockholders, will further reduce proceeds available from debt financing.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and our affiliated property manager.
We paid our advisor fees in connection with the acquisition of our assets and pay our advisor fees in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through December 31, 2021. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer defer such fees, our ability to fund our operations may be adversely affected. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.
We also pay fees to KBS Management Group, LLC (the “Co-Manager”), an affiliate of our advisor, pursuant to property management agreements with the Co-Manager, for certain property management services at our properties.

We elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2015. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We do not expect to pay regular quarterly distributions during the liquidation process. Further, we have not established a minimum distribution level.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2021 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of December 31, 2021, we owned four office properties. During the years ended December 31, 2021 and 2020, net cash provided by operating activities was $1.7 million and $3.8 million, respectively. Net cash provided by operating activities decreased due to a decrease in rental income and the payment of lease commissions during 2021. We expect cash flows provided by operating activities to decrease in future periods to the extent a Plan of Liquidation is approved by our board of directors and our stockholders and we begin selling our assets. In addition, to the extent the impacts of COVID-19 continue to be felt by our tenants, our tenants may defer rent payments or be unable to pay rent or we may be unable to re-lease space vacated by our current tenants which could reduce our cash flow provided by operating activities.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.7 million for the year ended December 31, 2021 due to improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $2.8 million and primarily consisted of the following:
•$4.6 million of net cash provided by debt financing as a result of $4.7 million proceeds from notes payable, partially offset by payments of deferred financing of $0.1 million; offset by
•$1.7 million of net cash distributions; and
•$0.1 million of payments to redeem common stock.

Debt Obligations
The following is a summary of our debt obligations as of December 31, 2021 (in thousands).

		Payments Due During the Years Ending December 31,
Debt Obligations	Total	2022	2023-2024	2025-2026	Thereafter
Outstanding debt obligations (1)	$101,666	$52,334	$49,332	$—	$—
Interest payments on outstanding debt obligations (2)	2,823	2,609	214	—	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of December 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps). We incurred interest expense of $3.7 million, excluding amortization of deferred financing costs totaling $0.2 million and unrealized gains on derivative instruments of $1.6 million during the year ended December 31, 2021.

Capital Expenditures Obligations
As of December 31, 2021, we have capital expenditure obligations of $2.4 million, the majority of which is expected to be spent in the next twelve months and of which $2.0 million has already been accrued and included in accounts payable and accrued liabilities on our consolidated balance sheet as of December 31, 2021. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of December 31, 2021, including amounts that may be classified as lease incentives pursuant to GAAP. In certain cases, tenants may have discretion when to utilize their tenant allowances and may delay the start of projects or tenants control the construction of their projects and may not submit timely requests for reimbursement or there are general construction delays, all of which could extend the timing of payment for a portion of these capital expenditure obligations beyond twelve months.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 11, 2021.
As of December 31, 2021 and 2020, we owned four office properties. If a Plan of Liquidation is approved by our board of directors and our stockholders, we will undertake an orderly liquidation by selling all of our assets, paying our debts, providing for known and unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, subject to other factors as described below, we expect income and expenses to decrease in future periods due to disposition activity.
The following table provides summary information about our results of operations for the year ended December 31, 2021 and 2020 (dollar amounts in thousands):
Comparison of the year ended December 31, 2021 versus the year ended December 31, 2020

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change	$ Change Due to Dispositions/JV Consolidation (1)	$ Change Due to Properties Held Throughout Both Periods (2)
	2021	2020
Rental income	$16,099	$17,892	$(1,793)	(10)%	$598	$(2,391)
Other operating income	177	160	17	11%	7	10
Operating, maintenance and management costs	3,926	3,829	97	3%	58	39
Property management fees and expenses to affiliate	114	136	(22)	(16)%	(1)	(21)
Real estate taxes and insurance	2,899	2,672	227	8%	148	79
Asset management fees to affiliate	1,740	1,729	11	1%	38	(27)
General and administrative expenses	1,509	2,307	(798)	(35)%	n/a	n/a
Depreciation and amortization	7,536	8,104	(568)	(7)%	199	(767)
Interest expense	2,343	4,965	(2,622)	(53)%	62	(2,684)
Impairment charges on real estate	13,164	5,750	7,414	129%	—	7,414
Interest and other income	—	14	(14)	(100)%	n/a	n/a
Gain on sale of real estate, net	—	5,245	(5,245)	(100)%	(5,245)	—
Equity in loss of unconsolidated joint venture	—	(827)	827	(100)%	827	—
Loss from extinguishment of debt	—	(29)	29	(100)%	29	—
_____________________
(1) Represents the dollar amount increase (decrease) for the year ended December 31, 2021 compared to the year ended December 31, 2020 related to real estate investments disposed of and real estate acquired through joint venture consolidation on or after January 1, 2020.
(2) Represents the dollar amount increase (decrease) for the year ended December 31, 2021 compared to the year ended December 31, 2020 related to real estate investments owned by us throughout both periods presented.

Rental income decreased from $17.9 million for the year ended December 31, 2020 to $16.1 million for the year ended December 31, 2021, primarily due to a decrease in occupancy rate as a result of lease expirations at properties held throughout both periods, partially offset by the consolidation of 210 W. Chicago. We expect rental income to fluctuate based on the occupancy at our existing properties and uncertainty and business disruptions as a result of the outbreak of COVID-19. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Operating, maintenance, and management costs increased from $3.8 million for the year ended December 31, 2020 to $3.9 million for the year ended December 31, 2021, primarily due to the consolidation of 210 W. Chicago and an increase in repair and maintenance costs at properties held through both periods. We expect operating, maintenance, and management costs to increase in future periods as a result of general inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance increased from $2.7 million for the year ended December 31, 2020 to $2.9 million for the year ended December 31, 2021, primarily due to the consolidation of 210 W. Chicago and an increase in property taxes due to increased property values and rates at properties held throughout both periods. We expect real estate taxes and insurance to increase in future periods as a result of general inflation.
Asset management fees to affiliate remained consistent at $1.7 million for the years ended December 31, 2020 and 2021. We expect asset management fees to increase in future periods as a result of any improvements we make to our properties. As of December 31, 2021, we had accrued and deferred payment of $7.6 million of asset management fees related to October 2017 through December 31, 2021.
General and administrative expenses decreased from $2.3 million for the year ended December 31, 2020 to $1.5 million for the year ended December 31, 2021, primarily due to pre-development costs which did not meet the criteria for capitalization for a real estate project, legal fees related to our consideration of strategic alternatives, including a proposed plan of liquidation incurred during the year ended December 31, 2020, and a receivable as of December 31, 2021 related to estimated amounts charged to us by certain vendors for services for which we believe we were either overcharged or which were never performed as discussed under Part II, Item 9B, “Other Information” of this Annual Report on Form 10-K. General and administrative costs during the year ended December 31, 2021, consisted primarily of internal audit compensation expense, errors and omissions insurance, board of directors fees and audit costs.
Depreciation and amortization decreased from $8.1 million for the year ended December 31, 2020 to $7.5 million for the year ended December 31, 2021, primarily due to lease expirations and early lease terminations related to properties held throughout both periods, partially offset by an increase in depreciation and amortization as a result of the consolidation of 210 W. Chicago. We expect depreciation and amortization to increase in future periods as a result of additional capital improvements, offset by a decrease in amortization related to fully amortized tenant origination and absorption costs.
Interest expense decreased from $5.0 million for the year ended December 31, 2020 to $2.3 million for the year ended December 31, 2021. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. Interest expense (including gains and losses) incurred as a result of our derivative instruments, decreased interest expense by $3,000 during the year ended December 31, 2021 and increased interest expense by $2.1 million during the year ended December 31, 2020. The decrease in interest expense is primarily due to changes in fair values with respect to our interest rate swaps that are not accounted for as cash flow hedges and a decrease in one-month LIBOR and its impact on interest expense related to our variable rate debt. In general, we expect interest expense to vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.

During the year ended December 31, 2021, we recorded non-cash impairment charges of $13.2 million to write down the carrying value of the Commonwealth Building, an office property located in Portland, Oregon, to its estimated fair value as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. During the year ended December 31, 2020, we recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections during the years ended December 31, 2021 and 2020, was primarily due to reduced demand for the office space at both properties resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. Moreover, the decrease in cash flow projections during the year ended December 31, 2021 for the Commonwealth building were also affected by the disruptions caused by protests and demonstrations in the downtown area of Portland, where the property is located.
We recognized a gain on sale of real estate of $5.2 million related to disposition of Von Karman Tech Center during the year ended December 31, 2020. We did not recognize any gain on sale of real estate during the year ended December 31, 2021.
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

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Years Ended December 31,
	2021	2020	2019
Net loss	$(16,955)	$(7,037)	$(6,102)
Depreciation of real estate assets	4,469	4,466	4,318
Amortization of lease-related costs	3,067	3,638	4,342
Impairment charges on real estate	13,164	5,750	—
Gain on sale of real estate, net	—	(5,245)	—
Adjustment for investment in unconsolidated joint venture (1)	—	611	99
Remeasurement loss on purchase of joint venture interest (2)	—	304	—
FFO	3,745	2,487	2,657
Straight-line rent and amortization of above- and below-market leases, net	(389)	(650)	(1,824)
Unrealized (gain) loss on derivative instruments	(1,629)	735	1,595
Loss from extinguishment of debt	—	29	—
Adjustment for investment in unconsolidated joint venture (1)	—	(11)	(9)
MFFO	$1,727	$2,590	$2,419
_____________________
(1) Reflects adjustments to add back our noncontrolling interest share of the adjustments to convert our net loss attributable to common stockholders to FFO and MFFO for our equity investment in unconsolidated joint venture for the year ended December 31, 2020. In October 2020, we purchased our joint venture partner’s membership interest and consolidated the entity that owned 210 W. Chicago.
(2) Reflects the remeasurement loss as a result of a change in control upon our purchase of our joint venture partner’s 50% equity interest in the 210 W. Chicago Joint Venture on October 5, 2020.
FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Distributions
We have not paid distributions solely from our cash flows from operations, in which case distributions have been paid in whole or in part from debt financing, including advances from our advisor. Distributions declared, distributions paid and cash flows from operations were as follows during 2021 (in thousands, except per share amounts):

	Distributions Declared (1)	Distribution Declared Per Class A Share (1) (2)	Distribution Declared PerClass T Share (1) (2)	Distributions Paid	Cash Flows (used in) provided by Operating Activities
Period
First Quarter 2021	$437	$0.043	$0.043	$437	$(469)
Second Quarter 2021	436	0.043	0.043	436	1,050
Third Quarter 2021	436	0.043	0.043	436	297
Fourth Quarter 2021	436	0.043	0.043	436	842
	$1,745	$0.172	$0.172	$1,745	$1,720
_____________________
(1) Distributions for the periods from January 1, 2021 through December 31, 2021 were calculated at a quarterly rate of $0.04287500 per share based on a single quarterly record date.
(2) Assumes Class A and Class T shares were issued and outstanding each day that was a record date for distributions during the period presented.

For the year ended December 31, 2021, we paid aggregate distributions of $1.7 million, all of which were paid in cash. Our net loss for the year ended December 31, 2021 was $17.0 million. FFO for the year ended December 31, 2021 was $3.7 million and cash flows provided by operations for the year ended December 31, 2021 was $1.7 million. See the reconciliation of FFO to net loss above. We funded our total distributions paid with $1.1 million of cash flow from current operating activities and $0.6 million of cash flows from operations in excess of distributions paid from prior periods. In addition, our advisor waived and deferred certain of its asset management fees which resulted in more cash being available for distribution. To the extent that we pay distributions from sources other than our cash flows from operations, the overall return to our stockholders may be reduced.
Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. In connection with its consideration of a Plan of Liquidation, our board of directors determined to cease paying regular quarterly distributions with the expectation that any future distributions to our stockholders would be liquidating distributions from the sale of our remaining assets. If our board of directors and/or our stockholders do not approve a Plan of Liquidation, our board of directors will review our payment of regular quarterly distributions again; however, no assurances can be made with respect to the payment or amount of any future distributions, whether regular or liquidating.
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

Critical Accounting Policies and Estimates
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

In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on our statement of operations. In addition, we adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on our statement of operations.
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
Sales of Real Estate
We follow the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, our sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the financing and refinancing of our real estate investment portfolio and operations. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level or we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and that the losses may exceed the amount we invested in the instruments.

The table below summarizes the outstanding principal balance, weighted-average interest rates and fair value for our notes payable; and the notional amounts, pay and receive rates of our derivative instrument, based on maturity dates as of December 31, 2021 (dollars in thousands):

	Maturity Date						Total Value or Amount
	2022	2023	2024	2025	2026	Thereafter		Fair Value
Liabilities
Notes payable, principal outstanding
Variable Rate	$52,260	$45,681	$3,725	$—	$—	$—	$101,666	$100,367
Weighted-average interest rate (3)	2.1%	3.7%	2.3%	—%	—%	—%	2.9%
Derivative Instruments
Interest rate swaps, notional amount	$30,000	$—	$—	$—	$—	$—	$30,000	$610
Pay rate (1)	2.8%	—%	—%	—%	—%	—%	2.8%
Receive rate (2)	0.1%	—%	—%	—%	—%	—%	0.1%
_____________________
(1) The pay rate is based on the interest rate swap fixed rate.
(2) The receive rate is based on the 30-day LIBOR rate as of December 31, 2021.
(3) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps), if applicable, using interest rate indices as of December 31, 2021, where applicable.
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At December 31, 2021, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At December 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $71.7 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $30.0 million of our variable debt. Based on interest rates as of December 31, 2021, if interest rates were 100 basis points higher during the 12 months ending December 31, 2022, interest expense on our variable rate debt would increase by $0.7 million. As of December 31, 2021, one-month LIBOR was 0.10125% and if the index was reduced to 0% during the 12 months ending December 31, 2022, interest expense on our variable rate debt would decrease by $0.1 million.
The weighted average interest rate of our variable rate debt at December 31, 2021 was 2.9%.  The interest rate represents the actual interest rate in effect at December 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2021 where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Audit Committee Investigation
In February 2022, we discovered that the Chief Audit Executive of our external advisor had entered into arrangements with certain vendors that we believe either overcharged us and our affiliates for the services performed or charged for services that were never performed. As our advisor began to inquire into the matter, the Chief Audit Executive resigned.
Our audit committee initiated an independent investigation with the assistance of independent counsel and an independent forensic accounting firm.
Subject to the audit committee’s ongoing investigation, we believe that between 2016 and 2021, certain vendors billed us for services for which we were either overcharged or which were never performed totaling approximately $0.3 million, that such vendors were in turn making payments to the individual, and that no other advisor officers or employees participated in the misconduct. In light of the discovery of the misconduct by the individual and certain vendors, we are working with our advisor to address these matters.
Our advisor has agreed to reimburse us both for any amounts inappropriately charged to us, and for the costs we incur in the audit committee’s investigation, in each case regardless of whether any such amounts are recoverable from either the vendors or the individual.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	70
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	44
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	57
George R. Bravante, Jr.	Independent Director	63
Jon D. Kline	Independent Director	55
Keith P. Russell	Independent Director	76
_____________________
* As of March 1, 2022.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2015. In August 2019, he was also elected as our President. He is also the Chairman and President of our advisor, and he served as the Chief Executive Officer of our advisor from October 2004 through December 2021. He is also the Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held for these entities since October 2004, August 2007, August 2007 and July 2007, respectively. Mr. Schreiber is Chairman of the Board, Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010, January 2010 and December 2009, respectively. In August 2019, Mr. Schreiber was also elected as President of KBS REIT II and KBS REIT III. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 50% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 50% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT II, and KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2009, 2008, 2009, and 2013, respectively.
Mr. Schreiber is the Chairman and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2021, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $28.9 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019). Through October 31, 2019 our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
Mr. Schreiber oversees all aspects of our advisor’s and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of our advisor’s and KBS Realty Advisors’ business activities and is responsible for investor relationships.
In addition, from July 2018 until February 2022, Mr. Schreiber served as Chairman of the Board and a director for KBS US Prime Property Management Pte. Ltd., which is the external manager of Prime US REIT, a Singapore real estate investment trust that is listed on the Singapore Exchange Securities Trading Limited. Mr. Schreiber holds an indirect ownership interest in KBS US Prime Property Management Pte. Ltd. and KBS Asia Partners Pte. Ltd., which is the sponsor of Prime US REIT.

Mr. Schreiber has been involved in real estate development, management, acquisition, disposition and financing for more than 49 years and with the acquisition, origination, management, disposition and financing of real estate-related debt investments for more than 30 years. Prior to forming the first KBS-affiliated investment advisor in 1992, he served as the Executive Vice President of Koll Investment Management Services and Executive Vice President of Acquisitions/Dispositions for The Koll Company. During the mid-1970s through the 1980s, he was Founder and President of Pacific Development Company and was previously Senior Vice President/Southern California Regional Manager of Ashwill-Burke Commercial Brokerage.
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
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer and President for reasons including his extensive industry and leadership experience. With more than 49 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, President, Chairman of the Board and a director of KBS REIT II and KBS REIT III, as a director and trustee of The Irvine Company, as former Chairman of the Board and a director of KBS US Prime Property Management Pte. Ltd. and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In April 2017, he was also elected our Treasurer and Secretary. He is also the Chief Financial Officer of our advisor, a position he has held since June 2015. Since June 2015, he has served as Chief Financial Officer of KBS REIT III, and in July 2018, he was elected Treasurer and Secretary of KBS REIT III. He is also the Chief Financial Officer, Treasurer and Secretary of KBS REIT II, positions he has held since June 2015, August 2018 and August 2018, respectively. From June 2015 until November 2019, he also served as the Chief Financial Officer, Treasurer and Secretary of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018. In January 2022, Mr. Waldvogel was also appointed the Chief Financial Officer of KBS Realty Advisors.
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
Mr. Russell served on the board of directors of Sunstone Hotel Investors, Inc. (NYSE: SHO), a public REIT, from 2004 to 2021, and he served as the chair of the audit committee and a member of the nominating and corporate governance committee. Mr. Russell has served on the board of directors of Hawaiian Electric Industries, Inc. (NYSE: HE) since May 2011, and he is currently a member of the HE audit and risk committee and the executive committee. Since 2010, Mr. Russell has also served on the board of directors of American Savings Bank, a subsidiary of Hawaiian Electric Industries, and he is currently a member of the audit committee and is the chair of the risk committee. In addition, from 2002 to July 2011, Mr. Russell served on the board of directors of Nationwide Health Properties, Inc., where he served as chair of the audit committee and as a member of the corporate governance and nominating committee. Mr. Russell has been a panelist at various conferences and seminars, addressing topics such as corporate governance and the audit committee’s role. Mr. Russell holds a Bachelor of Arts in Economics from the University of Washington and a Master of Arts in Economics from Northwestern University.
The board of directors has concluded that Mr. Russell is qualified to serve as an independent director and as chair of the audit committee for reasons including his expertise in the areas of risk management and financial analysis and his general investment experience. As a leading executive with several large financial institutions, Mr. Russell has extensive experience in assessing risks and reserves for companies in a wide range of financial situations, which contributes invaluable expertise to the board of directors. In addition, his prior service as a director and chair of the audit committee of Sunstone Hotel Investors, his service as a director and member of the audit and risk committee of Hawaiian Electric Industries, Inc. and as a former director and chair of the audit committee of Nationwide Health Properties provides him an understanding of the requirements of serving on the board of, and the issues facing, a public real estate company such as ours.
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, and (iv) the performance of the independent auditors and our internal audit function. The members of the audit committee are Keith P. Russell (chairman), George R. Bravante, Jr. and Jon D. Kline. The board of directors has determined that all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. All members of the audit committee have significant financial and/or accounting experience, and our board of directors has determined that all members of the audit committee satisfy the SEC’s requirements for an “audit committee financial expert.”

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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2021.

Name	Fees Earned in 2021 or Paid in Cash (1)	All Other Compensation	Total
George R. Bravante, Jr.	$80,829	$—	$80,829
Jon D. Kline	86,329	—	86,329
Keith P. Russell	87,329	—	87,329
Charles J. Schreiber, Jr. (2)	—	—	—
_____________________
(1) Fees Earned in 2021 or Paid in Cash include meeting fees earned in: (i) 2020 but paid or reimbursed in the first quarter of 2021 as follows: Mr. Bravante $9,333, Mr. Kline $10,333, and Mr. Russell $10,333; and (ii) 2021 but paid or to be paid in 2022 as follows: Mr. Bravante $7,333, Mr. Kline $8,333, and Mr. Russell $7,333.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 28, 2022, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock or Class T common stock, respectively (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Burns Family Trust	—		—	24,077	7.74%
Burnell D. & Shirley Kraft Revocable Trust	—		—	18,538	5.96%
Julie W. Lorenzen Trust	—		—	18,148	5.84%
Comrit Investments 1, Limited Partnership (2)	1,755,752		17.82%	—	—
Charles J. Schreiber, Jr. (3)	59,796	(4)	0.61%	—	—
Jeffrey K. Waldvogel	—		—	—	—
Stacie K. Yamane	—		—	—	—
George R. Bravante, Jr.	—		—	—	—
Jon D. Kline	—		—	—	—
Keith P. Russell	—		—	—	—
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
(4) Includes 20,404.0430 shares of our Class A common stock owned by KBS Capital Advisors. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 50% interest in KBS Holdings LLC, which is the sole owner of KBS Capital Advisors LLC and KBS Capital Markets Group LLC. In addition, Mr. Schreiber controls the voting rights with respect to the 50% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members).

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
Liquidation Strategy and Portfolio Management Policy. Our board of directors and the Special Committee has undertaken a review of various strategic alternatives available to us and expects to approve the sale of all of our assets and our dissolution pursuant to the terms of a Plan of Liquidation. Once approved by our board of directors, a Plan of Liquidation will be submitted to our stockholders for approval. We currently intend to send out a proxy statement to our stockholders for a liquidation vote by the end of May 2022, with a stockholder meeting to approve a Plan of Liquidation to be held within 90 days. The principal purpose of a Plan of Liquidation will be to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. Although this is the current intention of our board of directors, we can provide no assurances as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the company.
If our board of directors and our stockholders approve a Plan of Liquidation, we intend to pursue an orderly liquidation of the company by selling all of our remaining assets, paying our debts and known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up operations and dissolving the company. In the interim, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for a potential sale. A Plan of Liquidation remains subject to approval by our board of directors and our stockholders and we can give no assurance regarding the timing of asset dispositions in connection with the implementation of the proposed Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of our liquidation.
We did not dispose of any real estate assets during the year ended December 31, 2021. During the year ended December 31, 2020, we sold one office property. As of February 28, 2022, we owned four office buildings.
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. We have used debt financing to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; to provide working capital and for other liquidity needs.
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
As of February 28, 2022, our borrowings and other liabilities were approximately 63% of the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets.
Policy Regarding Working Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update periodically during the year. We may use cash on hand, proceeds from asset sale, debt proceeds and cash flow from operations to meet our needs for working capital for the upcoming year and to build a moderate level of cash reserves. In addition, contractual obligations may require us to maintain a minimum working capital reserve related to our properties.
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2021 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2021, total operating expenses represented approximately 1.8% and 150% of our average invested assets and our net income, respectively.

Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, via the Ethics Hotline, or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2020 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. All of our executive officers and our affiliated director are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor, KBS Capital Markets Group LLC (our dealer manager for our distribution reinvestment plan offering), and other affiliated KBS entities. Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director. Our advisor, KBS Capital Markets Group LLC and our property co-manager are owned and controlled by KBS Holdings, our sponsor. Charles J. Schreiber, Jr. indirectly controls our sponsor and our advisor.
Our Relationship with KBS Capital Advisors. Since our inception, our advisor has provided day-to-day management of our business. Among the services that are provided or have been provided by our advisor under the terms of our advisory agreement are the following:
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

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We initially entered our advisory agreement with our advisor on June 11, 2015 in connection with our initial private offering. On April 28, 2016, we entered an amended and restated advisory agreement in connection with the launch of our initial public offering which has been amended and renewed at various times thereafter. For the period from January 1, 2020 through the most recent date practicable, which was February 28, 2022, we compensated our advisor as set forth below.
Our advisor or its affiliates have paid certain of our organization and offering expenses as described below. Offering costs include all expenses incurred in connection with our offerings of securities. Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate.
•Our advisor or its affiliates have paid some of the offering costs related to our distribution reinvestment plan offering (the “DRP”), including, but not limited to, our legal, accounting, printing, mailing and filing fees. We are responsible for reimbursing our advisor for these costs. No reimbursements made by us to our advisor may cause total organization and offering expenses incurred by us to exceed 15% of the aggregate gross offering proceeds of the DRP as of the date of reimbursement. From January 1, 2020 through August 20, 2020, with respect to our DRP, our advisor did not incur any organization and offering expenses on our behalf. On August 5, 2020, our board of directors approved the termination of the DRP effective August 20, 2020.
•Our advisor agreed to pay all organization and offering expenses related to our second private offering that launched in October 2017, including selling commissions, directly on our behalf without reimbursement by us. From the inception of the offering through August 5, 2020, our advisor incurred approximately $5.5 million of organization and offering expenses related to the offering on our behalf. On August 5, 2020, our board of directors terminated the second private offering.
Our advisor earns a monthly fee for asset management services equal to one-twelfth of 1.0% of the cost of our investments, including the portion of the investment that is debt financed. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus the budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor has deferred payment of asset management fees related to the periods from October 2017 through December 31, 2021. From January 1, 2020 through December 31, 2020, our asset management fees totaled $1.7 million. From January 1, 2021 through February 28, 2022, our asset management fees totaled $2.0 million. Asset management fees of $7.9 million relating to the period from October 1, 2017 to February 28, 2022 were accrued but payment was deferred by our advisor.
Under our advisory agreement, we reimburse our advisor and its affiliates for certain expenses they incur in connection with their provision of services to us, including our allocable share of the salaries, benefits and overhead of internal audit department personnel providing services to us and promotional costs and expenses related to the leasing of properties. We do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2020 through December 31, 2020, we had reimbursed our advisor for $284,000 of operating expenses, all of which was related to employee costs. From January 1, 2021 through February 28, 2022, we had reimbursed our advisor for $286,000 of operating expenses, of which $278,000 was related to employee costs. As of February 28, 2022, $32,000 were payable to our advisor.
As described under Part II, Item 9B, “Other Information,” our advisor has agreed to reimburse us both for any amounts inappropriately charged to us by certain vendors for services for which we believe we were either overcharged or which were never performed, and for the costs we incur in the audit committee’s investigation of this matter. The audit committee’s investigation is ongoing.
The conflicts committee considers our relationship with our advisor during 2021 and 2020 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
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

We have also entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2020 through December 31, 2020, and from January 1, 2021 through February 28, 2022, we incurred and paid $900 and $900, respectively, of costs and expenses related to the AIP Reimbursement Agreement.
Our Relationship with KBS Management Group, LLC. For property management services with respect to certain properties, we pay KBS Management Group, LLC, our property co-manager and an affiliate of our advisor, a monthly fee equal to a percentage of the rent (to be determined on a property-by-property basis, consistent with current market rates), payable and actually collected for the month. From January 1, 2020 through December 31, 2020, our property management fees totaled $136,000. From January 1, 2021 through February 28, 2022, our property management fees totaled $130,000, of which $12,000 was outstanding as of February 28, 2022.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.
Insurance Program. As of January 1, 2020, we, together with KBS Real Estate Investment Trust II (“KBS REIT II”), KBS Real Estate Investment Trust III (“KBS REIT III”), our dealer manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2021, we renewed our participation in the program. The program is effective through June 30, 2022.
The conflicts committee believes this arrangement is fair.
From January 1, 2020 through December 31, 2020 and from January 1, 2021 through February 28, 2022, no other transactions occurred between us and KBS REIT II, KBS REIT III, our dealer manager, our advisor or other KBS-affiliated entities.
Currently Proposed Transactions. There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interests of our stockholders because they provide us with the highest likelihood of achieving our objectives.

March 31, 2022	The Conflicts Committee of the Board of Directors: Jon D. Kline (chair), George R. Bravante, Jr. and Keith P. Russell

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2021, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2021 and 2020 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2021 and 2020, are set forth in the table below.

	2021	2020
Audit fees	$347,500	$355,000
Audit-related fees	—	—
Tax fees	40,426	41,125
All other fees	2,400	2,300
Total	$390,326	$398,425

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
The following financial statement schedule is included herein at pages F-31 through F-32 of this report:
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

4.5
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 6, 2020

10.1
Real Estate Property Co-Management Agreement (related to The Offices at Greenhouse), by and between KBSGI Offices at Greenhouse, LLC, KBS Capital Advisors, LLC and KBS Management Group, LLC dated as of November 21, 2016, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment no. 2 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed December 20, 2016

10.2
Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of May 23, 2013, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.3
First Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of September 13, 2013, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.4
Second Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of November 26, 2013, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

Ex.	Description

10.5
Third Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and URS Corporation dated as of November 24, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.6
Fourth Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and AECOM dated as of April 30, 2016, incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.7
Commencement Letter between URS Corporation and Greenhouse Office Investors I, LLC dated as of January 30, 2015, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.8
Commencement Letter to Fourth Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and AECOM dated as of September 2, 2016, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.9
Loan Agreement, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.10
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by KBSGI 421 SW 6th Avenue, LLC to Chicago Title Insurance Company for the benefit of Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.11
Guaranty of Recourse Obligations, by and between KBSGI REIT Properties, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.12
Promissory Note, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.13
Real Estate Property Co-Management Agreement (related to 213 West Institute Place), by and between KBSGI 213 West Institute Place, LLC, KBS Realty Advisors, LLC, and KBS Management Group LLC dated as of November 9, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.14
Amended and Restated Promissory Note with J.P. Morgan Chase Bank, N.A. dated November 9, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.15
Amended and Restated Term Loan and Security Agreement with J.P. Morgan Chase Bank, N.A. dated November 9, 2017, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.16
Amended and Restated Guaranty in favor of J.P. Morgan Chase Bank, N.A. dated November 9, 2017, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.17
Real Estate Property Co-Management Agreement (related to the Commonwealth Building), by and among KBSGI 421 SW 6th Avenue, LLC, KBS Capital Advisors LLC and KBS Management Group, LLC, dated as of July 18, 2016, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 11, 2016

10.18
Advisory Agreement by and between the Company and KBS Capital Advisors LLC, dated as of April 28, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 29, 2021

21.1	Subsidiaries of the Company

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed December 10, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Growth & Income REIT, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced declines in occupancy, operating cash flows and market values of its properties, has $97.9 million of loan principal maturing within one year from the date of issuance of the consolidated financial statements, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The Company’s real estate investments totaled $123.2 million as of December 31, 2021. As discussed in Note 3 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and eventual disposition of the property. If the carrying value of the real estate is determined to not be recoverable, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company recorded real estate impairment charges of $13.2 million during the year ended December 31, 2021.
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

How We Addressed the Matter in Our Audit
To test the Company’s real estate impairment assessment, our audit procedures included, among others, evaluating the significant judgments applied in determining whether indicators of impairment were present, obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments, evaluating the methodologies and testing the significant assumptions listed above used to estimate undiscounted cash flows and, where applicable, fair values for certain properties with identified higher impairment risk characteristics. We also held discussions with management about business plans for the assets and other judgments used in determining hold periods and cash flow estimates for the assets, and compared information used in the impairment assessment to information included in materials presented to the Company’s Board of Directors. Further, we compared significant assumptions used by management as listed above to current industry and economic trends, observable market-specific data, and historical results of the properties. In certain instances, we involved our internal real estate valuation specialists to assist in performing these procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Irvine, California
March 31, 2022

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Real estate:
Land	$19,822	$21,353
Buildings and improvements	110,582	134,931
Tenant origination and absorption costs	7,873	11,068
Total real estate, cost	138,277	167,352
Less accumulated depreciation and amortization	(15,101)	(24,716)
Total real estate, net	123,176	142,636
Cash and cash equivalents	7,882	3,807
Restricted cash	247	552
Rents and other receivables	4,284	2,936
Above-market leases, net	72	92
Due from affiliates	276	—
Prepaid expenses and other assets	2,218	1,555
Total assets	$138,155	$151,578
Liabilities and stockholders’ equity
Notes payable, net	$101,454	$96,623
Accounts payable and accrued liabilities	3,825	2,189
Due to affiliates	9,006	7,275
Below-market leases, net	838	1,509
Other liabilities	1,982	4,142
Total liabilities	117,105	111,738
Commitments and contingencies (Note 10)
Redeemable common stock	250	250
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,855,330 and 9,873,729 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	99	99
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 310,974 and 310,974 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	85,158	85,248
Cumulative distributions and net losses	(64,460)	(45,760)
Total stockholders’ equity	20,800	39,590
Total liabilities and stockholders’ equity	$138,155	$151,578

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Rental income	$16,099	$17,892	$20,621
Other operating income	177	160	291
Total revenues	16,276	18,052	20,912
Expenses:
Operating, maintenance, and management	3,926	3,829	4,664
Property management fees and expenses to affiliate	114	136	165
Real estate taxes and insurance	2,899	2,672	2,946
Asset management fees to affiliate	1,740	1,729	1,898
General and administrative expenses	1,509	2,307	1,755
Depreciation and amortization	7,536	8,104	8,660
Interest expense	2,343	4,965	7,032
Impairment charges on real estate	13,164	5,750	—
Total expenses	33,231	29,492	27,120
Other income (loss):
Interest and other income	—	14	61
Gain on sale of real estate, net	—	5,245	—
Equity in (loss) income of unconsolidated joint venture	—	(827)	45
Loss from extinguishment of debt	—	(29)	—
Total other income	—	4,403	106
Net loss	$(16,955)	$(7,037)	$(6,102)
Net loss per common share, basic and diluted	$(1.67)	$(0.69)	$(0.61)
Weighted-average number of common shares outstanding, basic and diluted	10,173,891	10,181,003	9,978,325

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2018	9,386,908	$94	294,963	$3	$79,907	$(25,413)	$54,591
Net loss	—	—	—	—	—	(6,102)	(6,102)
Issuance of common stock	454,096	4	13,574	—	4,298	—	4,302
Redemptions of common stock	—	—	(2,245)	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(5,492)	(5,492)
Balance, December 31, 2019	9,841,004	98	306,292	3	84,184	(37,007)	47,278
Net loss	—	—	—	—	—	(7,037)	(7,037)
Issuance of common stock	57,292	1	4,682	—	521	—	522
Transfers from redeemable common stock	—	—	—	—	750	—	750
Redemptions of common stock	(24,567)	—	—	—	(207)	—	(207)
Distributions declared	—	—	—	—	—	(1,716)	(1,716)
Balance, December 31, 2020	9,873,729	99	310,974	3	85,248	(45,760)	39,590
Net loss	—	—	—	—	—	(16,955)	(16,955)
Redemptions of common stock	(18,399)	—	—	—	(90)	—	(90)
Distributions declared	—	—	—	—	—	(1,745)	(1,745)
Balance, December 31, 2021	9,855,330	$99	310,974	$3	$85,158	$(64,460)	$20,800

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net loss	$(16,955)	$(7,037)	$(6,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,536	8,104	8,660
Impairment charges on real estate	13,164	5,750	—
Equity in loss (income) of unconsolidated joint venture	—	827	(45)
Deferred rents	262	346	(576)
Amortization of above- and below-market leases, net	(651)	(996)	(1,248)
Amortization of deferred financing costs	237	309	357
Unrealized (gain) loss on derivative instruments	(1,629)	735	1,595
Loss from extinguishment of debt	—	29	—
Gain on sale of real estate, net	—	(5,245)	—
Changes in operating assets and liabilities:
Rents and other receivables	(1,704)	(57)	(226)
Prepaid expenses and other assets	(1,158)	(153)	(482)
Accounts payable and accrued liabilities	1,609	(191)	(229)
Due from affiliates	(276)	—	—
Due to affiliates	1,731	1,723	1,911
Other liabilities	(446)	(315)	419
Net cash provided by operating activities	1,720	3,829	4,034
Cash Flows from Investing Activities:
Proceeds from sale of real estate	—	23,603	—
Improvements to real estate	(709)	(1,298)	(3,944)
Investment in unconsolidated joint venture	—	—	(955)
Purchase of joint venture partner’s equity interest, net of cash acquired	—	(858)	—
Escrow deposit received for future real estate sale	—	—	1,000
Reimbursement from unconsolidated joint venture	—	3	—
Net cash (used in) provided by investing activities	(709)	21,450	(3,899)
Cash Flows from Financing Activities:
Proceeds from notes payable	4,710	1,400	681
Principal payments on notes payable	(37)	(26,650)	—
Payments of deferred financing costs	(79)	(89)	—
Proceeds from issuance of common stock	—	—	2,476
Payments to redeem common stock	(90)	(207)	(21)
Distributions paid to common stockholders	(1,745)	(1,661)	(3,632)
Net cash provided by (used in) financing activities	2,759	(27,207)	(496)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,770	(1,928)	(361)
Cash and cash equivalents and restricted cash, beginning of period	4,359	6,287	6,648
Cash and cash equivalents and restricted cash, end of period	$8,129	$4,359	$6,287
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,807	$4,009	$5,090
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$—	$—	$467
Accrued improvements to real estate	$127	$100	$460
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$522	$1,826
Real estate consolidated in connection with joint venture purchase	$—	$4,780	$—
Other assets consolidated in connection with joint venture purchase	$—	$64	$—
Note payable assumed in connection with joint venture purchase	$—	$3,763	$—
Liabilities assumed in connection with joint venture purchase	$—	$53	$—

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
As of December 31, 2021, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy.
The Company commenced capital raising activities in June 2015 through a private placement offering. The private offering was followed by a public offering and a second private offering. In August 2020, the Company’s board of directors approved the termination of capital raising activities with the termination of the Company’s distribution reinvestment plan offering and second private offering. As of December 31, 2021, the Company had 9,855,330 and 310,974 Class A and Class T shares outstanding, respectively.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is affecting its tenants. From March 2020 through December 31, 2021, the Company did not experience significant disruptions in its operations from the COVID-19 pandemic. The Company did, however, recognize impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020 and at the Commonwealth Building during the year ended December 31, 2021. For more information, see Note 4, “Real Estate - Impairment of Real Estate”. In addition, reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment. Many of the Company’s tenants have experienced disruptions in their business, some more severely than others. In general, the Company’s retail tenants, which comprise approximately 7% of its annualized base rent, have been more severely impacted by the COVID-19 pandemic than its office tenants. As of December 31, 2021, the Company has granted approximately $0.2 million of rent deferrals and approximately $0.7 million in rental abatements. As the impact of the pandemic continues to be felt, these tenants or additional tenants may request rent relief in future periods or become unable to pay rent, and the Company is unable to predict the ultimate impact the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants and the Company’s implementation of a Plan of Liquidation (defined below) if approved by the stockholders depends on future developments, which remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
1. ORGANIZATION (CONTINUED)
Plan of Liquidation
The Company’s board of directors and a special committee composed of all of the Company’s independent directors (the “Special Committee”) has undertaken a review of various strategic alternatives available to the Company and expects to approve the sale of all of the Company’s assets and the Company’s dissolution pursuant to the terms of a plan of complete liquidation and dissolution (a “Plan of Liquidation”). Once approved by the Company’s board of directors, a Plan of Liquidation will be submitted to the Company’s stockholders for approval. The Company currently expects to send out a proxy statement to its stockholders for a liquidation vote by the end of May 2022, with a stockholder meeting to approve the Plan of Liquidation to be held within 90 days. The principal purpose of a Plan of Liquidation will be to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. Although this is the current intention of the Company’s board of directors, the Company can provide no assurances as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the Company.
If the Company’s board of directors and stockholders approve a Plan of Liquidation, the Company intends to pursue an orderly liquidation of its company by selling all of its remaining assets, paying its debts and its known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to the Company’s stockholders and winding up its operations and dissolving its company. In the interim, the Company intends to continue to manage its portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of its properties to enhance property stability and better position the Company’s assets for a potential sale. A Plan of Liquidation remains subject to approval by the Company’s board of directors and the Company’s stockholders and the Company can give no assurance regarding the timing of the liquidation of the Company. Additional information regarding a Plan of Liquidation will be provided to the Company’s stockholders in a proxy statement to be distributed to stockholders in connection with a liquidation vote.

2. GOING CONCERN
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations one year from the date the consolidated financial statements are issued. The Company has experienced a decline in occupancy from 90.4% as of December 31, 2020 to 75.3% as of December 31, 2021 and such occupancy may continue to decrease in the future as tenant leases expire. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of the properties. Additionally, the Company has two loans with an aggregate principal balance of $97.9 million maturing within one year from the date the consolidated financial statements are issued. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, the Company may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. With the Company’s limited amount of cash on hand, the Company’s ability to make any loan paydowns, without the sale of real estate assets, is severely limited. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, the Company will need to spend a substantial amount on capital leasing costs, however, the Company has limited amounts of liquidity to make these capital commitments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to exercise its extension option or refinance loans maturing over the next 12 months. No assurances can be given that the Company will be successful in achieving these objectives. In addition, as described in Note 1, “Organization – Plan of Liquidation”, if the Company’s board of directors and its stockholders approve a Plan of Liquidation, the Company intends to pursue an orderly liquidation of its company by selling all of its remaining assets, paying its debts and its known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to the Company’s stockholders and winding up its operations and dissolving its company.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company, REIT Holdings, the Operating Partnership, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
The accompanying consolidated financial statements and notes thereto have been prepared in accordance with GAAP as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC.
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
In accordance with Topic 842, tenant reimbursements for property taxes and insurance are included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore are accounted for as variable lease payments and are recorded as rental income on the Company’s statement of operations. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance are also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Sales of Real Estate
The Company follows the guidance of ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”), which applies to sales or transfers to noncustomers of nonfinancial assets or in substance nonfinancial assets that do not meet the definition of a business. Generally, the Company’s sales of real estate would be considered a sale of a nonfinancial asset as defined by ASC 610-20.
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
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the years ended December 31, 2021 and 2020, the Company recorded $13.2 million and $5.8 million, respectively, of impairment losses on its real estate and related intangible assets. See Note 4, “Real Estate - Impairment of Real Estate.” The Company did not record any impairment loss on its real estate and related intangible assets during the year ended December 31, 2019.
Real Estate Held for Sale
The Company generally considers real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Operating results of properties and related gains on sales of properties that were disposed of or classified as held for sale in the ordinary course of business are included in continuing operations on the Company’s consolidated statements of operations.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2021. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2021.
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
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Fair Value Measurements
The Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other non-financial and financial assets at fair value on a non-recurring basis (e.g., carrying value of long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
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
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Redeemable Common Stock
The Company has a share redemption program pursuant to which stockholders may sell their shares to the Company only in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). Such redemption are subject to the limitations described in the share redemption program document, including:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by the board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The Company may provide notice by including such information (a) in a Current Report on Form 8-K or in its annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to its stockholders. The annual dollar limitation for special redemptions for the calendar year 2021 was $250,000 in the aggregate. On December 6, 2021, the Company’s board of directors approved the same annual dollar amount limitation for special redemptions for calendar year 2022 of $250,000 in the aggregate, as may be reviewed and adjusted from time to time by the board of directors.
•During any calendar year, the Company may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•The Company has no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Special redemptions are redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date. The Company does not expect to have funds available for ordinary redemptions in the future.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
On December 7, 2020, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $4.90 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2020. The change in the redemption price was effective for the December 2020 through November 2021 redemption dates.
On December 6, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $3.38 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2021. The change in the redemption price became effective for the December 2021 redemption date, which was December 31, 2021, and will be effective until the estimated value per share is updated.
The Company records amounts that are redeemable under the share redemption program as redeemable common stock liability in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. Commencing January 1, 2019, the maximum amount redeemable under the Company’s share redemption program during a calendar year is limited to an annual dollar amount determined by the board of directors, which was $1.0 million for the year ended December 31, 2019, and was initially set at $1.0 million for the year ended December 31, 2020. On August 5, 2020, the board of directors established a new dollar amount limitation under the Company’s share redemption program for the remainder of the calendar year 2020 of $200,000. On December 7, 2020, the Company’s board of directors approved a new annual dollar amount limitation for special redemptions for calendar year 2021 of $250,000 in the aggregate. On December 6, 2021, the Company’s board of directors approved the same annual dollar amount limitation for special redemptions for calendar year 2022 of $250,000 in the aggregate, as may be reviewed and adjusted from time to time by the board of directors. However, because the amounts that can be redeemed are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the amounts available for redemptions in future periods as redeemable common stock in the accompanying balance sheets.
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
Related Party Transactions
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor for certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. See Note 9, “Related Party Transactions.” In addition, the Advisor has paid all offering expenses related to the second private offering the Company conducted without reimbursement by the Company.
In addition, in connection with property acquisitions, the Company, through indirect wholly owned subsidiaries, has entered into separate property management agreements (each, a “Property Management Agreement”) with KBS Management Group, LLC (the “Co-Manager”), an affiliate of the Advisor.
The Company records all related party fees as incurred, subject to any limitations described in the respective agreements. The Company had not incurred any disposition fees, subordinated participation in net cash flows or subordinated incentive fees payable to the Advisor through December 31, 2021.
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
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Disposition Fee
For substantial assistance in connection with the sale of the Company’s assets, which includes the sale of a single asset or the sale of all or a portion of the Company’s assets through a portfolio sale, merger or business combination transaction, the Company will pay the Advisor or its affiliates a percentage of the contract sales price of the assets sold. The disposition fee will equal 1.5% of the contract sales price. The disposition fee is determined on a per transaction basis and is not cumulative. The Advisor has agreed to waive the receipt of a disposition fee in connection with the sale of the assets of the Company in connection with a Plan of Liquidation.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2021. As of December 31, 2021, returns for the calendar years 2017 through 2020 remain subject to examination by major tax jurisdictions.
Segments
The Company had invested in four office properties as of December 31, 2021. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the years ended December 31, 2021, 2020 and 2019. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the year ended December 31, 2021, 2020 and 2019 as aggregate cash distributions for each share class were equal during those periods.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
During the years ended December 31, 2021, 2020 and 2019, aggregate cash distributions declared per share of Class A and Class T common stock were $0.17150000, $0.16860000 and $0.55036183, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period.
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
Recently Issued Accounting Standards Update
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”) to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Modified contracts that meet the following criteria are eligible for relief from the modification accounting requirements under GAAP: (1) The contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform, (2) The modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform, and (3) Any contemporaneous changes to other terms (i.e., those that do not directly replace or have the potential to replace the reference rate) that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. In addition, ASU No. 2020-04 provides various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in ASU No. 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through December 31, 2021, the Company did not have any contract modifications that meet the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In April 2020, the FASB issued a FASB Staff Q&A related to Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic (“Topic 842 Q&A”). The Company adopted the lease accounting standards of Topic 842 beginning January 1, 2019. Under Topic 842, subsequent changes to lease payments that are not stipulated in the original lease contract are generally accounted for as lease modifications. Some contracts may contain explicit or implicit enforceable rights and obligations that require lease concessions if certain circumstances arise that are beyond the control of the parties to the contract. If a lease contract provides enforceable rights and obligations for concessions in the contract and no changes are made to that contract, the concessions are not accounted for under the lease modification guidance in Topic 842. If concessions granted by lessors are beyond the enforceable rights and obligations in the contract, entities would generally account for those concessions in accordance with the lease modification guidance in Topic 842. Because of the unprecedented and global nature of the COVID-19 pandemic, the FASB staff is aware that it may be exceedingly challenging for entities to determine whether existing contracts provide enforceable rights and obligations for lease concessions and whether those concessions are consistent with the terms of the contract or are modifications to the contract. As such, the FASB staff believes that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how those concessions would be accounted for under Topic 842 as though enforceable rights and obligations for those concessions existed (regardless of whether those enforceable rights and obligations for the concessions explicitly exist in the contract). Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance in Topic 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. For example, this election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. The FASB staff expects that reasonable judgment will be exercised in making those determinations. Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. A deferral affects the timing, but the amount of the consideration is substantially the same as that required by the original contract. The staff expects that there will be multiple ways to account for those deferrals, none of which the staff believes are more preferable than the others. Two of those methods are: (1) Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable, and a lessee would increase its accounts payable as receivables/payments accrue. In its income statement, a lessor would continue to recognize income, and a lessee would continue to recognize expense during the deferral period and (2) Account for the deferred payments as variable lease payments.
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
The Company has not granted any lease concessions related to the effects of the COVID-19 pandemic that had a material impact to the Company’s consolidated balance sheet as of December 31, 2021 or consolidated statements of operations for the years ended December 31, 2021 and 2020. As of December 31, 2021, the Company had entered into lease amendments related to the effects of the COVID-19 pandemic, granting approximately $0.2 million of rent deferrals for the period from April 2020 through April 2021 and granting approximately $0.7 million in rental abatements.
As of December 31, 2021, the Company had $0.1 million of receivables for lease payments that had been deferred as lease concessions related to the effects of the COVID-19 pandemic. For the years ended December 31, 2021 and 2020, the Company recorded $0.6 million and $0.1 million, respectively, of rental abatements granted to tenants as a result of the COVID-19 pandemic.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

4. REAL ESTATE
As of December 31, 2021, the Company’s portfolio of real estate was composed of four office buildings containing 599,030 rentable square feet, which were collectively 75.3% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2021 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$48,668	$—	$48,668
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,304	(12,110)	35,194
Institute Property	11/09/2017	Chicago	IL	Office	37,562	(2,785)	34,777
210 W. Chicago	10/05/2020	Chicago	IL	Office	4,743	(206)	4,537
					$138,277	$(15,101)	$123,176
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of December 31, 2021, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$48,668	35.2%	$3,669	$30.64	53.4%
The Offices at Greenhouse	Houston, TX	203,284	35,194	25.5%	4,212	20.72	100.0%
Institute Property	Chicago, IL	155,385	34,777	25.2%	3,161	28.28	71.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2021, the leases had remaining terms, excluding options to extend, of up to 9.2 years with a weighted-average remaining term of 3.4 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.8 million as of December 31, 2021 and 2020, respectively.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
4. REAL ESTATE (CONTINUED)
During the years ended December 31, 2021, 2020 and 2019, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $(0.3) million, $(0.3) million, and $0.6 million, respectively. As of December 31, 2021 and 2020, the cumulative deferred rent balance was $4.1 million and $2.6 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $1.9 million and $0.1 million of unamortized lease incentives as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2022	$10,250
2023	9,871
2024	9,133
2025	5,652
2026	4,873
Thereafter	7,738
$47,517

As of December 31, 2021, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 25% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of December 31, 2021, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of December 31, 2021, the Company’s real estate properties were leased to 56 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,481	38.6%
Computer system design and related services	3	1,442	12.4%
		$5,923	51.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2021, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2021, no other tenant industries accounted for more than 10% of annualized base rent.
Impairment of Real Estate
During the year ended December 31, 2021, the Company recorded non-cash impairment charges of $13.2 million to write down the carrying value of the Commonwealth Building, an office property located in Portland, Oregon, to its estimated fair value as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of December 31, 2021, the Commonwealth Building was 53.4% occupied and occupancy is expected to further decline as one tenant at the property, or 3% of the rentable square footage of the property, has notified the Company that it will not be renewing its lease at maturity. The Company is projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations in the downtown area. Downtown Portland is experiencing record high office vacancies and it is uncertain when the market will fully recover.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
4. REAL ESTATE (CONTINUED)
During the year ended December 31, 2020, the Company recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property, an office property located in Chicago, Illinois, to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates and was further impacted by the COVID-19 pandemic which the Company believes will result in additional challenges to release the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2021 and 2020, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2021	2020	2021	2020	2021	2020
Cost	$7,873	$11,068	$178	$177	$(2,704)	$(5,114)
Accumulated Amortization	(4,768)	(6,210)	(106)	(85)	1,866	3,605
Net Amount	$3,105	$4,858	$72	$92	$(838)	$(1,509)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Amortization	$(1,682)	$(2,069)	$(2,576)	$(20)	$(28)	$(30)	$671	$1,024	$1,278

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2021 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2022	$(1,238)	$(21)	$364
2023	(872)	(21)	183
2024	(737)	(20)	118
2025	(125)	(7)	79
2026	(101)	(3)	73
Thereafter	(32)	—	21
	$(3,105)	$(72)	$838
Weighted-Average Remaining Amortization Period	3.0 years	3.6 years	3.4 years

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
6. NOTES PAYABLE
As of December 31, 2021 and 2020, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2021	Book Value as of December 31, 2020	Contractual Interest Rate as of December 31, 2021 (1)	Effective Interest Rate at December 31, 2021 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR + 1.80%	3.74%	Interest Only	02/01/2023
Term Loan (4)	52,260	47,550	One-month LIBOR + 2.00%	2.10%	Interest Only	11/09/2022
210 W. Chicago Mortgage Loan (5)	3,725	3,763	One-month LIBOR + 2.20%	2.33%	(5)	06/28/2024
Notes payable principal outstanding	$101,666	$96,994
Deferred financing costs, net	(212)	(371)
Notes payable, net	$101,454	$96,623
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2021. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2021 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2021, where applicable.
(2) Represents the maturity date as of December 31, 2021; subject to certain conditions, the maturity dates of the loans may be extended beyond the dates shown.
(3) As of December 31, 2021, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. The interest rate under this loan is calculated at a variable rate of 180 basis points over one-month LIBOR, but at no point shall the interest rate be less than 2.05%. The Company is not currently eligible to exercise its extension options under this loan due to covenants described in the loan agreement as a result of reductions in the property value of the Commonwealth Building related to the impact of the COVID-19 pandemic.
(4) As of December 31, 2021, the outstanding balance under the Term Loan consisted of $34.9 million of term commitment and $17.4 million of revolving commitment. The Term Loan is secured by The Offices at Greenhouse and the Institute Property. Reductions in property values related to the impact of the COVID-19 pandemic have reduced the Company’s availability to draw on the revolving commitment.
(5) Monthly payments were initially interest-only. On July 5, 2021, monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
During the years ended December 31, 2021, 2020 and 2019, the Company incurred $2.3 million, $5.0 million and $7.0 million of interest expense. As of December 31, 2021 and 2020, $0.3 million and $0.3 million of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2021, 2020 and 2019 were $0.2 million, $0.3 million and $0.4 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments decreased interest expense by $3,000 during the year ended December 31, 2021, and increased interest expense by $2.1 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2021 (in thousands):

2022	$52,334
2023	45,755
2024	3,577
2025	—
2026	—
Thereafter	—
$101,666

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2021 and 2020. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2021		December 31, 2020		Reference Rate as of December 31, 2021	Fixed Pay Rate as of December 31, 2021	Remaining Term in Years as of December 31, 2021
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Interest Rate Swaps (1)	1	$30,000	2	$78,533	One-month LIBOR/ Fixed at 2.82%	2.82%	0.9
_____________________
(1) During the year ended December 31, 2021, one of the Company’s interest rate swaps expired.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020 (dollars in thousands):

		December 31, 2021		December 31, 2020
Derivative Instruments	Balance Sheet Location	Number of Instruments (1)	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Other liabilities, at fair value	1	$(610)	2	$(2,239)
_____________________
(1) During the year ended December 31, 2021, one of the Company’s interest rate swaps expired.
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Income statement related
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$1,626	$1,380	$46
Unrealized (gain) loss on interest rate swaps	(1,629)	735	1,595
(Decrease) increase in interest expense as a result of derivatives	$(3)	$2,115	$1,641

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
8. FAIR VALUE DISCLOSURES (CONTINUED)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2021 and 2020, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2021			December 31, 2020
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$101,666	$101,454	$100,367	$96,994	$96,623	$95,036

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of December 31, 2021, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swaps	$(610)	$—	$(610)	$—

During the year ended December 31, 2021, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate	$50,000	$—	$—	$50,000

During the year ended December 31, 2021, one of the Company’s real estate properties was measured at its estimated fair value based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of this property include a discount rate of 8.50% and a terminal cap rate of 6.25%. See Note 4, “Real Estate - Impairment of Real Estate” for further discussion on the impaired real estate property.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
9. RELATED PARTY TRANSACTIONS
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor for certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. In addition, the Advisor has paid all offering expenses related to the second private offering conducted by the Company without reimbursement by the Company.
In addition, in connection with property acquisitions, the Company, through indirect wholly owned subsidiaries, has entered into separate Property Management Agreements (defined below) with KBS Management Group, LLC, an affiliate of the Advisor (the “Co-Manager”).
The Company has also entered into a fee reimbursement agreement with the Dealer Manager pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform.
The Advisor and Dealer Manager also serve or served as the advisor and dealer manager, respectively, for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”), KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”), Pacific Oak Strategic Opportunity REIT, Inc., formerly KBS Strategic Opportunity REIT, Inc., (“Pacific Oak Strategic Opportunity REIT”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019), and Pacific Oak Strategic Opportunity REIT II, Inc., formerly KBS Strategic Opportunity REIT II, Inc., (“Pacific Oak Strategic Opportunity REIT II”) (advisory agreement terminated as of October 31, 2019 and the dealer manager agreement terminated as of December 31, 2019).
On November 1, 2019, Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II each entered into advisory agreements with a new external advisor, Pacific Oak Capital Advisors, LLC. Pacific Oak Capital Advisors, LLC is part of a group of companies formed, owned and managed by Keith D. Hall and Peter McMillan III. Together, through GKP Holding LLC, Messrs. Hall and McMillan formerly indirectly owned a 33 1/3% interest in KBS Holdings and formerly indirectly owned a 33 1/3% interest in KBS Capital Advisors and KBS Capital Markets Group LLC. On September 1, 2021, upon the transfer of GKP Holding LLC’s ownership interest in KBS Holdings, GKP Holdings LLC ceased to be a manager of KBS Capital Advisors and KBS Holdings and ceased to have an ownership interest in KBS Holdings, KBS Capital Advisors and KBS Capital Markets Group LLC.
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
During the years ended December 31, 2021, 2020 and 2019, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2021, 2020 and 2019, respectively, and any related amounts payable as of December 31, 2021 and 2020 (in thousands):

	Incurred Years Ended December 31,			Receivable as of December 31,		Payable as of December 31,
	2021	2020	2019	2021	2020	2021	2020
Expensed
Asset management fees (1)	$1,740	$1,729	$1,898	$—	$—	$7,641	$5,901
Reimbursement of operating expenses (2)	273	284	198	276	—	19	25
Property management fees (3)	114	136	165	—	—	8	11
Disposition fees (4)	—	381	—	—	—	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	—	—	—	1,338	1,338
	$2,127	$2,530	$2,261	$276	$—	$9,006	$7,275
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of December 31, 2021, the Company had accrued and deferred payment of $7.6 million of asset management fees related to the periods from October 2017 through December 2021.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations.
(5) See “Advance from the Advisor” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the years ended December 31, 2021, 2020 and 2019, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
The receivable as of December 31, 2021, relates to estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed. The Advisor has agreed to reimburse the Company for any amounts inappropriately charged to the Company. The Company’s audit committee is conducting an ongoing investigation of this matter.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2021 did not exceed the charter-imposed limitation.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of December 31, 2021, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021
9. RELATED PARTY TRANSACTIONS (CONTINUED)
The Advisor or its affiliates have paid some of the offering costs related to the Company’s distribution reinvestment plan offering (the “DRP”), including, but not limited to, legal, accounting, printing, mailing and filing fees of the Company. The Company was responsible for reimbursing the Advisor for these costs. No reimbursements made by the Company to the Advisor may cause total organization and offering expenses incurred by the Company to exceed 15% of the aggregate gross offering proceeds of the DRP as of the date of reimbursement. Subject to the limitations described above, the Company was also responsible for reimbursing the Dealer Manager or its affiliates for organization and offering expenses that they incurred on the Company’s behalf. On August 5, 2020, the Company’s board of directors approved the termination of the DRP effective August 20, 2020. From January 1, 2019 through August 20, 2020, with respect to the DRP, neither the Advisor nor the Dealer Manager incurred any organization and offering expenses on behalf of the Company.
The Advisor agreed to pay all organization and offering expenses related to the second private offering conducted by the Company, including selling commissions, directly on behalf of the Company without reimbursement by the Company. From the inception of the offering through August 5, 2020, the Advisor incurred approximately $5.5 million of organization and offering expenses related to the second private offering on behalf of the Company. On August 5, 2020, the Company’s board of directors terminated the second private offering.

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

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2021
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Commonwealth Building	Portland, OR	100%	$45,681	$7,300	$66,544	$73,844	$(25,176)	$5,769	$42,899	$48,668	$—	1948	06/30/2016
The Offices at Greenhouse	Houston, TX	100%	(4)	5,009	41,595	46,604	700	5,009	42,295	47,304	(12,110)	2014	11/14/2016
Institute Property	Chicago, IL	100%	(4)	8,400	37,654	46,054	(8,492)	7,236	30,326	37,562	(2,785)	1908	11/09/2017
210 W. Chicago	Chicago, IL	100%	3,725	1,808	2,972	4,780	(37)	1,808	2,935	4,743	(206)	1913/2000	10/05/2020
Total				$22,517	$148,765	$171,282	$(33,005)	$19,822	$118,455	$138,277	$(15,101)
_____________________
(1) Building and improvements includes impairment charges and tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairment charges and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $177.8 million (unaudited) as of December 31, 2021.
(4) As of December 31, 2021, these properties served as the security for the Term Loan, which had an outstanding principal balance of $52.3 million as of December 31, 2021.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2021
(dollar amounts in thousands)

	2021	2020	2019
Real Estate:
Balance at the beginning of the year	$167,352	$193,733	$190,751
Acquisitions	—	4,780	—
Improvements	736	938	3,962
Write off of fully depreciated and fully amortized assets	(16,816)	(5,767)	(980)
Impairments	(12,995)	(5,677)	—
Sale	—	(20,655)	—
Balance at the end of the year	$138,277	$167,352	$193,733
Accumulated depreciation and amortization:
Balance at the beginning of the year	$24,716	$24,696	$17,116
Depreciation and amortization expense	7,201	7,795	8,560
Write off of fully depreciated and fully amortized assets	(16,816)	(5,767)	(980)
Sale	—	(2,008)	—
Balance at the end of the year	$15,101	$24,716	$24,696

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 31, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 31, 2022
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 31, 2022
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 31, 2022
Stacie K. Yamane
/s/ GEORGE R. BRAVANTE, JR.	Director	March 31, 2022
George R. Bravante, Jr.
/s/ JON D. KLINE	Director	March 31, 2022
Jon D. Kline
/s/ KEITH P. RUSSELL	Director	March 31, 2022
Keith P. Russell