Form 10-Q
period 2022-03-31
KBS Growth & Income REIT, Inc.
filed 2022-05-13
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2022, there were 9,851,052 outstanding shares of Class A common stock and 310,974 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Real estate:
Land	$19,241	$19,822
Buildings and improvements	105,111	110,582
Tenant origination and absorption costs	7,177	7,873
Total real estate, cost	131,529	138,277
Less accumulated depreciation and amortization	(12,895)	(15,101)
Total real estate, net	118,634	123,176
Cash and cash equivalents	6,674	7,882
Restricted cash	247	247
Rents and other receivables	4,488	4,284
Above-market leases, net	67	72
Due from affiliates	423	276
Prepaid expenses and other assets	2,963	2,218
Total assets	$133,496	$138,155
Liabilities and stockholders’ equity
Notes payable, net	$101,491	$101,454
Accounts payable and accrued liabilities	3,201	3,825
Due to affiliates	9,457	9,006
Below-market leases, net	743	838
Other liabilities	1,907	1,982
Total liabilities	116,799	117,105
Commitments and contingencies (Note 10)
Redeemable common stock	236	250
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,851,052 and 9,855,330 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	99	99
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 310,974 shares and 310,974 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	85,158	85,158
Cumulative distributions and net losses	(68,799)	(64,460)
Total stockholders’ equity	16,461	20,800
Total liabilities and stockholders’ equity	$133,496	$138,155

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Rental income	$3,686	$4,294
Other operating income	41	21
Total revenues	3,727	4,315
Expenses:
Operating, maintenance, and management	883	830
Property management fees and expenses to affiliate	24	31
Real estate taxes and insurance	784	766
Asset management fees to affiliate	430	428
General and administrative expenses	621	477
Depreciation and amortization	1,548	1,982
Interest expense	452	573
Impairment charges on real estate	3,324	—
Total expenses	8,066	5,087
Net loss	$(4,339)	$(772)
Net loss per common share, basic and diluted	$(0.43)	$(0.08)
Weighted-average number of common shares outstanding basic and diluted	10,164,731	10,184,598

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
For the Three Months Ended March 31, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2021	9,855,330	$99	310,974	$3	$85,158	$(64,460)	$20,800
Net loss	—	—	—	—	—	(4,339)	(4,339)
Transfers from redeemable common stock	—	—	—	—	14	—	14
Redemptions of common stock	(4,278)	—	—	—	(14)	—	(14)
Balance, March 31, 2022	9,851,052	$99	310,974	$3	$85,158	$(68,799)	$16,461

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	9,873,729	$99	310,974	$3	$85,248	$(45,760)	$39,590
Net loss	—	—	—	—	—	(772)	(772)
Transfers from redeemable common stock	—	—	—	—	46	—	46
Redemptions of common stock	(9,468)	—	—	—	(46)	—	(46)
Distributions declared	—	—	—	—	—	(437)	(437)
Balance, March 31, 2021	9,864,261	$99	310,974	$3	$85,248	$(46,969)	$38,381

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(4,339)	$(772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,548	1,982
Impairment charges on real estate	3,324	—
Deferred rents	(247)	82
Amortization of above and below-market leases, net	(90)	(165)
Amortization of deferred financing costs	55	60
Unrealized gain on derivative instruments	(341)	(433)
Changes in operating assets and liabilities:
Rents and other receivables	38	5
Prepaid expenses and other assets	(851)	(338)
Accounts payable and accrued liabilities	(616)	(988)
Due from affiliates	(147)	—
Due to affiliates	451	458
Other liabilities	268	(360)
Net cash used in operating activities	(947)	(469)
Cash Flows from Investing Activities:
Improvements to real estate	(229)	(143)
Net cash used in investing activities	(229)	(143)
Cash Flows from Financing Activities:
Principal payments on notes payable	(18)	—
Payments to redeem common stock	(14)	(46)
Distributions paid to common stockholders	—	(437)
Net cash used in financing activities	(32)	(483)
Net decrease in cash and cash equivalents	(1,208)	(1,095)
Cash and cash equivalents and restricted cash, beginning of period	8,129	4,359
Cash and cash equivalents and restricted cash, end of period	$6,921	$3,264
Supplemental Disclosure of Cash Flow Information
Interest paid	$735	$945
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$119	$219

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
As of March 31, 2022, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy.
The Company commenced capital raising activities in June 2015 through a private placement offering. The private offering was followed by a public offering and a second private offering. In August 2020, the Company’s board of directors approved the termination of capital raising activities with the termination of the Company’s distribution reinvestment plan offering and second private offering. As of March 31, 2022, the Company had 9,851,052 and 310,974 Class A and Class T shares outstanding, respectively.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally, and in particular office REITs like the Company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company recognized impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020, the Commonwealth Building during the year ended December 31, 2021, and the Commonwealth Building and the Institute Property during the three months ended March 31, 2022.
The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants and the Company’s implementation of a Plan of Liquidation (defined below) depends on future developments, which remain uncertain and cannot be predicted with confidence, including, among other developments, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
1. ORGANIZATION (CONTINUED)
Plan of Liquidation
The Company’s board of directors and a special committee composed of all of the Company’s independent directors (the “Special Committee”) has undertaken a review of various strategic alternatives available to the Company and expects to approve the sale of all of the Company’s assets and the Company’s dissolution pursuant to the terms of a plan of complete liquidation and dissolution (a “Plan of Liquidation”). Once approved by the Company’s board of directors, a Plan of Liquidation will be submitted to the Company’s stockholders for approval. The Advisor has been working diligently to develop a Plan of Liquidation to present to the Company’s Special Committee and Board of Directors for approval; however, the impact of the COVID-19 pandemic on a Plan of Liquidation for the Company’s portfolio, as well as the decreased demand for office space as employees continue to work from home, the rise in interest rates that is impacting the ability of buyers to obtain favorable financing and continued social unrest and increased crime in the Portland area where one of the Company’s properties is located, have created significant headwinds to finalizing a Plan of Liquidation. The principal purpose of a Plan of Liquidation will be to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. Although this is the current intention of the Company’s board of directors, the Company can provide no assurances as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
2. GOING CONCERN
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations one year from the date the consolidated financial statements are issued. The Company has experienced a decline in occupancy from 90.4% as of December 31, 2020 to 77.5% as of March 31, 2022 and such occupancy may continue to decrease in the future as tenant leases expire. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of the properties. Additionally, the Company has two loans with an aggregate principal balance of $97.9 million maturing within one year from the date the consolidated financial statements are issued. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, the Company may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. With the Company’s limited amount of cash on hand, the Company’s ability to make any loan paydowns, without the sale of real estate assets, is severely limited. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, the Company will need to spend a substantial amount on capital leasing costs, however, the Company has limited amounts of liquidity to make these capital commitments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to exercise its extension option or refinance loans maturing over the next 12 months. No assurances can be given that the Company will be successful in achieving these objectives. In addition, as described in Note 1, “Organization – Plan of Liquidation”, if the Company’s board of directors and its stockholders approve a Plan of Liquidation, the Company intends to pursue an orderly liquidation of its company by selling all of its remaining assets, paying its debts and its known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to the Company’s stockholders and winding up its operations and dissolving the company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
March 31, 2022
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Use of Estimates
The preparation of the consolidated financial statements and the accompanying notes thereto in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Segments
The Company had invested in four office properties as of March 31, 2022. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the three months ended March 31, 2022 and 2021. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the three months ended March 31, 2022 and 2021 as aggregate cash distributions for each share class were equal during those periods.
During the three months ended March 31, 2021, aggregate cash distributions declared per share of Class A and Class T common stock were $0.04287500, assuming the share was issued and outstanding each date that was a record date for distributions during the period.
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
March 31, 2022
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2022, the Company did not have any contract modifications that met the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
4. REAL ESTATE
As of March 31, 2022, the Company’s portfolio of real estate was composed of four office buildings containing 599,030 rentable square feet, which were collectively 77.5% occupied. The following table provides summary information regarding the properties owned by the Company as of March 31, 2022 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$47,058	$—	$47,058
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,304	(12,700)	34,604
Institute Property	11/09/2017	Chicago	IL	Office	32,468	—	32,468
210 W. Chicago	10/05/2020	Chicago	IL	Office	4,699	(195)	4,504
					$131,529	$(12,895)	$118,634
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of March 31, 2022, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$47,058	35.3%	$3,477	$29.96	51.8%
The Offices at Greenhouse	Houston, TX	203,284	34,604	25.9%	4,194	20.63	100.0%
Institute Property	Chicago, IL	155,385	32,468	24.3%	3,678	28.61	82.7%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2022, the leases had remaining terms, excluding options to extend, of up to 8.9 years with a weighted-average remaining term of 3.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.9 million and $0.7 million as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.2 million and $(0.1) million, respectively. As of March 31, 2022 and December 31, 2021, the cumulative deferred rent balance was $4.3 million and $4.1 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $1.9 million and $1.9 million of unamortized lease incentives as of March 31, 2022 and December 31, 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
4. REAL ESTATE (CONTINUED)
As of March 31, 2022, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2022 through December 31, 2022	$7,949
2023	10,336
2024	9,344
2025	6,332
2026	5,879
Thereafter	11,376
$51,216

As of March 31, 2022, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 24% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of March 31, 2022, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of March 31, 2022, the Company’s real estate properties were leased to 54 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,481	37.6%
Computer system design and related services	3	1,380	11.6%
		$5,861	49.2%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2022, no other tenant industries accounted for more than 10% of annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
4. REAL ESTATE (CONTINUED)
Impairment of Real Estate
During the three months ended March 31, 2022, the Company recorded non-cash impairment charges of $3.3 million to write down the carrying values of the Commonwealth Building, an office property located in Portland, Oregon and the Institute Property, an office property located in Chicago, Illinois, to their estimated fair values as follows:
•Commonwealth Building - The impairment was as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of March 31, 2022, the Commonwealth Building was 51.8% occupied. The Company is projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations and increased crime in the downtown area. Downtown Portland is experiencing record high office vacancies and it is uncertain when the market will fully recover.
•Institute Property - The impairment was as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.
The Company did not record any impairment charges on its real estate properties during the three months ended March 31, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2022 and December 31, 2021, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Cost	$7,177	$7,873	$178	$178	$(2,704)	$(2,704)
Accumulated Amortization	(4,452)	(4,768)	(111)	(106)	1,961	1,866
Net Amount	$2,725	$3,105	$67	$72	$(743)	$(838)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Amortization	$(330)	$(437)	$(5)	$(5)	$95	$170

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
6. NOTES PAYABLE
As of March 31, 2022 and December 31, 2021, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of March 31, 2022 (1)	Effective Interest Rate at March 31, 2022 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR + 1.80% (3)	3.74%	Interest Only	02/01/2023
Term Loan (4)	52,260	52,260	One-month LIBOR + 2.00%	2.24%	Interest Only	11/09/2022
210 W. Chicago Mortgage Loan (5)	3,707	3,725	One-month LIBOR + 2.20%	2.45%	Principal & Interest (5)	06/28/2024
Notes payable principal outstanding	$101,648	$101,666
Deferred financing costs, net	(157)	(212)
Notes payable, net	$101,491	$101,454
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2022. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2022, where applicable.
(2) Represents the maturity date as of March 31, 2022; subject to certain conditions, the maturity dates of the loans may be extended beyond the dates shown.
(3) As of March 31, 2022, there are two one-year extension options remaining on the Commonwealth Building Mortgage Loan. The interest rate under this loan is calculated at a variable rate of 180 basis points over one-month LIBOR, but at no point shall the interest rate be less than 2.05%. The Company is not currently eligible to exercise its extension options under this loan due to covenants described in the loan agreement as a result of reductions in the property value of the Commonwealth Building related to the impact of the COVID-19 pandemic, decreased demand for office space as employees continue to work from home and the disruptions caused by protests and demonstrations and increased crime in the downtown Portland area, where the Commonwealth Building is located.
(4) As of March 31, 2022, the outstanding balance under the Term Loan consisted of $34.9 million of term commitment and $17.4 million of revolving commitment. The Term Loan is secured by The Offices at Greenhouse and the Institute Property.
(5) Monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
During the three months ended March 31, 2022 and 2021, the Company incurred $0.5 million and $0.6 million of interest expense, respectively. As of March 31, 2022 and December 31, 2021, $0.3 million and $0.3 million of interest expense were payable, respectively. Included in interest expense during the three months ended March 31, 2022 and 2021 were $0.1 million and $0.1 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments decreased interest expense by $0.1 million for the three months ended March 31, 2022 and increased interest expense by $3,000 for the three months ended March 31, 2021.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2022 (in thousands):

April 1, 2022 through December 31, 2022	$52,316
2023	45,755
2024	3,577
2025	—
2026	—
Thereafter	—
$101,648

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
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
The following table summarizes the notional amount and other information related to the Company’s interest rate swap as of March 31, 2022 and December 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	March 31, 2022		December 31, 2021		Reference Rate as of March 31, 2022	Fix Pay Rate as of March 31, 2022	Remaining Term in Years as of March 31, 2022
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Interest Rate Swap	1	$30,000	1	$30,000	One-month LIBOR/ Fixed at 2.82%	2.82%	0.6

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		March 31, 2022		December 31, 2021
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swap	Other liabilities, at fair value	1	$(269)	1	$(610)

The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Income statement related
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$200	$436
Unrealized gain on interest rate swaps	(341)	(433)
(Decrease) increase in interest expense as a result of derivatives	$(141)	$3

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
8. FAIR VALUE DISCLOSURES (CONTINUED)
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2022 and December 31, 2021, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$101,648	$101,491	$100,411	$101,666	$101,454	$100,367

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of March 31, 2022, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swap	$(269)	$—	$(269)	$—

During the three months ended March 31, 2022, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate	$81,500	$—	$—	$81,500

During the three months ended March 31, 2022, the Commonwealth Building and the Institute Property were measured at their estimated fair values based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of the Commonwealth Building include a discount rate of 8.25% and a terminal cap rate of 6.25% and the significant unobservable inputs the Company used in measuring the estimated fair value of the Institute Property include a discount rate of 7.50% and a terminal cap rate of 6.50%. See Note 4, “Real Estate - Impairment of Real Estate” for further discussion on the impaired real estate property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
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
As of January 1, 2021, the Company, together with KBS REIT II, KBS REIT III, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In June 2021, the Company renewed its participation in the program. The program is effective through June 30, 2022.
During the three months ended March 31, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2022 and 2021, and any related amounts receivable and payable as of March 31, 2022 and December 31, 2021 (in thousands).

	Incurred		Receivable as of		Payable as of
	For the Three Months Ended March 31,		March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021
Expensed
Asset management fees (1)	$430	$428	$—	$—	$8,071	$7,641
Reimbursement of operating expenses (2)	32	93	423	276	45	19
Property management fees (3)	24	31	—	—	3	8
Other Arrangement
Advisor advance for cash distributions (4)	—	—	—	—	1,338	1,338
	$486	$552	$423	$276	$9,457	$9,006
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of March 31, 2022, the Company had accrued and deferred payment of $8.1 million of asset management fees related to the periods from October 2017 through March 2022.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) See “Advance from the Advisor” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $26,000 and $89,000 for the three months ended March 31, 2022 and 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the three months ended March 31, 2022 and 2021, respectively. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2022
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
The receivable as of March 31, 2022 and December 31, 2021 includes (i) $0.3 million of estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed and (ii) $0.1 million of legal and accounting costs related to the investigation of this matter incurred during the three months ended March 31, 2022. The Advisor has agreed to reimburse the Company for any amounts inappropriately charged to the Company and for legal and accounting costs incurred related to the investigation of this matter. The Company’s audit committee is conducting an ongoing investigation of this matter.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2022 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of March 31, 2022, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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
March 31, 2022
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
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
March 31, 2022
(unaudited)
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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Growth & Income REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies, prospects and a proposed Plan of Liquidation (defined herein) and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
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
•As of March 31, 2022, we had a limited portfolio of four real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee related to the periods from October 2017 through March 2022. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations may be adversely affected.

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
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2022 was $250,000 in the aggregate, of which $14,000 was used for such special redemptions from January through April 2022. Our share redemption program does not provide for ordinary redemptions and we can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, each as filed with the Securities and Exchange Commission (the “SEC”).

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
Through our capital raising activities, we raised $94.0 million from the sale of 10,403,922 shares of our common stock, including $8.5 million from the sale of 924,286 shares of common stock under our dividend reinvestment plan. As of March 31, 2022, we had 9,851,052 and 310,974 Class A and Class T shares outstanding, respectively.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of March 31, 2022, we owned four office buildings.

Going Concern Considerations
The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. We have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 77.5% as of March 31, 2022 and such occupancy may continue to decrease in the future as tenant leases expire. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of our properties. Additionally, we have two loans with an aggregate principal balance of $97.9 million maturing within one year from the date the consolidated financial statements are issued. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, we may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. With our limited amount of cash on hand, our ability to make any loan paydowns, without the sale of real estate assets, is severely limited. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, we will need to spend a substantial amount on capital leasing costs, however we have limited amounts of liquidity to make these capital commitments. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to exercise our extension option or refinance loans maturing over the next 12 months. No assurances can be given that we will be successful in achieving these objectives.

Plan of Liquidation
Our board of directors and a special committee composed of all of our independent directors (the “Special Committee”) has undertaken a review of various strategic alternatives available to us and expects to approve the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (a “Plan of Liquidation”). Once approved by our board of directors, a Plan of Liquidation will be submitted to our stockholders for approval. Our advisor has been working diligently to develop a Plan of Liquidation to present to our board of directors for approval; however, the impact of the COVID-19 pandemic on a Plan of Liquidation for our portfolio, as well as the decreased demand for office space as employees continue to work from home, the rise in interest rates that is impacting the ability of buyers to obtain favorable financing and continued social unrest and increased crime in the Portland area where one of our properties is located, have created significant headwinds to finalizing a Plan of Liquidation. The principal purpose of a Plan of Liquidation will be to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. Although this is the current intention of our board of directors, we can provide no assurances as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the company.
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
COVID-19 Pandemic and Portfolio Outlook
One of the most significant risks and uncertainties facing us and the real estate industry generally, and in particular office REITs like our company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. We recognized impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020, the Commonwealth Building during the year ended December 31, 2021 and the Commonwealth Building and the Institute Property during the three months ended March 31, 2022.
We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. Even after the pandemic has ceased to be active, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations.
The current challenging economic circumstances have created a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which have become more difficult as a result of the impacts of COVID-19 on the demand for office space, in particular in the Portland area where one of our properties is located due to the social unrest that continues in the area. In addition, due to the impact of COVID-19, the leasing environment in the short-term will be challenging and the time to lease up and stabilize a property will be extended. More specifically, our office properties in Portland and Chicago will likely take more time to stabilize than previously anticipated and our ability to create value for our stockholders through the stabilization and disposition of these assets will be adversely affected. In addition, the timing in which we may be able to implement a liquidation strategy will be affected.

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
Our share redemption program only provides for special redemptions. The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2022 is $250,000 in the aggregate, of which $14,000 was used for such special redemptions from January through April 2022. Our share redemption program does not provide for ordinary redemptions and we can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic as discussed above.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of March 31, 2022, we had mortgage debt obligations in the aggregate principal amount of $101.6 million and our aggregate borrowings were approximately 63% of our net assets before deducting depreciation and other non-cash reserves. As of March 31, 2022, we had two loans totaling $97.9 million maturing during the 12 months ending March 31, 2023. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, we may be unable to extend or refinance the upcoming loan maturities at current terms and may be required to paydown a portion of the maturing debt in order to extend or refinance the loans. In addition, asset sales pursuant to a Plan of Liquidation, if approved by our board of directors and our stockholders, will further reduce proceeds available from debt financing.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and our affiliated property manager.
We paid our advisor fees in connection with the acquisition of our assets and pay our advisor fees in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through March 31, 2022. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer defer such fees, our ability to fund our operations may be adversely affected. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2022 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of March 31, 2022, we owned four office properties. During the three months ended March 31, 2022 and 2021, net cash used in operating activities was $0.9 million and $0.5 million, respectively. Net cash used in operating activities increased due to a decrease in rental income and the payment of lease commissions during 2022. We expect cash flows provided by operating activities to decrease in future periods to the extent a Plan of Liquidation is approved by our board of directors and our stockholders and we begin selling our assets. In addition, to the extent the impacts of COVID-19 continue to be felt by our tenants, our tenants may defer rent payments or be unable to pay rent or we may be unable to re-lease space vacated by our current tenants which could reduce our cash flow provided by operating activities.
Cash Flows from Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $0.2 million due to improvements to real estate.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Financing Activities
During the three months ended March 31, 2022, net cash used in financing activities was $32,000 due to principal payments on notes payable and redemption of common stock.
Debt Obligations
The following is a summary of our contractual obligations as of March 31, 2022 (in thousands).

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2022	2023-2024	2025-2026
Outstanding debt obligations (1)	$101,648	$52,316	$49,332	$—
Interest payments on outstanding debt obligations (2)	2,164	1,943	221	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of March 31, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps). We incurred interest expense of $0.7 million, excluding amortization of deferred financing costs totaling $0.1 million and unrealized gains on derivative instruments of $0.3 million during the three months ended March 31, 2022.

Results of Operations
Overview
As of March 31, 2022 and 2021, we owned four office properties. If a Plan of Liquidation is approved by our board of directors and our stockholders, we will undertake an orderly liquidation by selling all of our assets, paying our debts, providing for known and unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, subject to other factors as described below, we expect income and expenses to decrease in future periods due to disposition activity.
The following table provides summary information about our results of operations for the three months ended March 31, 2022 and 2021 (dollar amounts in thousands):
Comparison of the three months ended March 31, 2022 versus the three months ended March 31, 2021

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2022	2021
Rental income	$3,686	$4,294	$(608)	(14)%
Other operating income	41	21	20	95%
Operating, maintenance and management costs	883	830	53	6%
Property management fees and expenses to affiliate	24	31	(7)	(23)%
Real estate taxes and insurance	784	766	18	2%
Asset management fees to affiliate	430	428	2	—%
General and administrative expenses	621	477	144	30%
Depreciation and amortization	1,548	1,982	(434)	(22)%
Interest expense	452	573	(121)	(21)%
Impairment charges on real estate	3,324	—	3,324	100%

Rental income decreased from $4.3 million for the three months ended March 31, 2021 to $3.7 million for the three months ended March 31, 2022, primarily due to a decrease in occupancy rate from 82.5% as of March 31, 2021 to 77.5% as of March 31, 2022 as a result of lease expirations. Overall, we expect rental income to decrease in future periods due to anticipated future dispositions of real estate properties and uncertainty and business disruptions as a result of the outbreak of COVID-19. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance, and management costs increased slightly from $0.8 million for the three months ended March 31, 2021 to $0.9 million for the three months ended March 31, 2022, primarily due to an increase in repair and maintenance costs. We expect operating, maintenance, and management costs to decrease in future periods due to anticipated future dispositions of real estate properties, offset by general increase due to inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance remained consistent at $0.8 million for the three months ended March 31, 2022 and 2021. We expect real estate taxes and insurance to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by general increase due to inflation.
Asset management fees to affiliate remained consistent at $0.4 million for the three months ended March 31, 2022 and 2021. We expect asset management fees to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by increases in capital improvements. As of March 31, 2022, we had accrued and deferred payment of $8.1 million of asset management fees related to the periods from October 2017 through March 31, 2022.
General and administrative expenses increased from $0.5 million for the three months ended March 31, 2021 to $0.6 million for the three months ended March 31, 2022, primarily due to legal fees related to our plan of liquidation incurred during three months ended March 31, 2022. General and administrative costs consisted primarily of legal fees, internal audit compensation expense, errors and omissions insurance, board of directors fees and audit cost.
Depreciation and amortization decreased from $2.0 million for the three months ended March 31, 2021 to $1.5 million for the three months ended March 31, 2022, primarily due to lease expirations and early lease terminations. We expect depreciation and amortization to decrease in future periods due to anticipated future dispositions of real estate properties and fully amortized tenant origination and absorption costs related to lease expirations, partially offset by increases in capital improvements.
Interest expense decreased from $0.6 million for the three months ended March 31, 2021 to $0.5 million for the three months ended March 31, 2022. Included in interest expense is the amortization of deferred financing costs of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense (including gains and losses) incurred as a result of our derivative instruments, decreased interest expense by $0.1 million for the three months ended March 31, 2022 and increased interest expense by $3,000 for the three months ended March 31, 2021. The decrease in interest expense is primarily due to the expiration of an interest rate swap in November 2021 that was not accounted for as a cash flow hedge, offset by an increase in one-month LIBOR and its impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the three months ended March 31, 2022, we recorded non-cash impairment charges of $3.3 million to write down the carrying value of the Commonwealth Building, an office property located in Portland, Oregon and the Institute Property, an office property located in Chicago, Illinois, to their estimated fair values as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the properties. In addition, the Commonwealth Building has experienced a continued decrease in occupancy. As of March 31, 2022, the Commonwealth Building was 51.8% occupied. The decrease in cash flow projections during the three months ended March 31, 2022 was primarily due to reduced demand for the office space at both properties resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. Moreover, the decrease in cash flow projections during the three months ended March 31, 2022 for the Commonwealth building was also affected by the disruptions caused by protests and demonstrations and increased crime in the downtown area of Portland, where the property is located. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted. We did not record any impairment charges on our real estate properties during the three months ended March 31, 2021.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Although MFFO includes other adjustments, the exclusion of adjustments for straight-line rent, the amortization of above- and below-market leases and unrealized (gains) losses on derivative instruments are the most significant adjustments for the periods presented. We have excluded these items based on the following economic considerations:
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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three months ended March 31, 2022 and 2021, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(4,339)	$(772)
Depreciation of real estate assets	937	1,168
Amortization of lease-related costs	611	814
Impairment charges on real estate	3,324	—
FFO	533	1,210
Straight-line rent and amortization of above- and below-market leases, net	(337)	(83)
Unrealized gain on derivative instruments	(341)	(433)
MFFO	$(145)	$694

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

Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. There have been no significant changes to our accounting policies during 2022.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At March 31, 2022, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At March 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $71.6 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $30.0 million of our variable debt. Based on interest rates as of March 31, 2022, if interest rates were 100 basis points higher during the 12 months ending March 31, 2023, interest expense on our variable rate debt would increase by $0.7 million. As of March 31, 2022, one-month LIBOR was 0.45200% and if the index was reduced to 0% during the 12 months ending March 31, 2023, interest expense on our variable rate debt would decrease by $0.3 million.
The weighted average interest rate of our variable rate debt at March 31, 2022 was 2.9%. The interest rate represents the actual interest rate in effect at March 31, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2022 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017, our advisor waived its asset management fee and beginning October 2017 through March 31, 2022, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected.

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
Pursuant to the share redemption program, as amended to date, there are several limitations on our ability to redeem shares:
•During each calendar year, special redemptions are limited to an annual dollar amount determined by our board of directors, which may be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. The dollar amount limitation for the calendar year 2022 is $250,000 in the aggregate, as may be reviewed and adjusted from time to time by our board of directors.
•During any calendar year, we may redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We have no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Special redemptions are redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date. On December 6, 2021, our board of directors approved an estimated NAV per share of our common stock of $3.38 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2021. For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of our estimated NAV per share as of September 30, 2021, see the Current Report on Form 8-K filed with the SEC on December 10, 2021. We expect to update the estimated NAV annually in December.
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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity and Use of Proceeds (continued)
During the three months ended March 31, 2022, redemptions under our share redemption program were funded with existing cash on hand and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	166	$3.38	(2)
February 2022	4,112	$3.38	(2)
March 2022	—	$—	(2)
Total	4,278
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the redemption limitation described above and redemptions through March 31, 2022, we may redeem up to $236,000 of shares for the remainder of 2022.

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

KBS GROWTH & INCOME REIT, INC.

Date:	May 13, 2022	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 13, 2022	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)