Form 10-Q
period 2022-06-30
KBS Growth & Income REIT, Inc.
filed 2022-08-15
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2022, there were 9,851,052 outstanding shares of Class A common stock and 307,606 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate:
Land	$18,242	$19,822
Buildings and improvements	97,721	110,582
Tenant origination and absorption costs	6,838	7,873
Total real estate, cost	122,801	138,277
Less accumulated depreciation and amortization	(13,575)	(15,101)
Total real estate, net	109,226	123,176
Cash and cash equivalents	6,352	7,882
Restricted cash	247	247
Rents and other receivables	4,717	4,284
Above-market leases, net	61	72
Due from affiliates	15	276
Prepaid expenses and other assets	2,322	2,218
Total assets	$122,940	$138,155
Liabilities and stockholders’ equity
Notes payable, net	$101,528	$101,454
Accounts payable and accrued liabilities	2,316	3,825
Due to affiliates	9,866	9,006
Below-market leases, net	650	838
Other liabilities	1,398	1,982
Total liabilities	115,758	117,105
Commitments and contingencies (Note 10)
Redeemable common stock	236	250
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,851,052 and 9,855,330 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	99	99
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 310,974 shares and 310,974 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	85,158	85,158
Cumulative distributions and net losses	(78,314)	(64,460)
Total stockholders’ equity	6,946	20,800
Total liabilities and stockholders’ equity	$122,940	$138,155

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental income	$3,631	$4,081	$7,317	$8,375
Other operating income	35	48	76	69
Total revenues	3,666	4,129	7,393	8,444
Expenses:
Operating, maintenance, and management	942	935	1,825	1,765
Property management fees and expenses to affiliate	22	28	46	59
Real estate taxes and insurance	772	728	1,556	1,494
Asset management fees to affiliate	436	434	866	862
General and administrative expenses	412	445	1,033	922
Depreciation and amortization	1,504	1,896	3,052	3,878
Interest expense	689	608	1,141	1,181
Impairment charges on real estate	8,409	—	11,733	—
Total expenses	13,186	5,074	21,252	10,161
Other income:
Interest and other income	5	—	5	—
Total other income	5	—	5	—
Net loss	$(9,515)	$(945)	$(13,854)	$(1,717)
Net loss per common share, basic and diluted	$(0.94)	$(0.09)	$(1.36)	$(0.17)
Weighted-average number of common shares outstanding basic and diluted	10,162,026	10,173,832	10,163,371	10,179,185

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2022	9,851,052	$99	310,974	$3	$85,158	$(68,799)	$16,461
Net loss	—	—	—	—	—	(9,515)	(9,515)
Balance, June 30, 2022	9,851,052	$99	310,974	$3	$85,158	$(78,314)	$6,946

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, March 31, 2021	9,864,261	$99	310,974	$3	$85,248	$(46,969)	$38,381
Net loss	—	—	—	—	—	(945)	(945)
Transfers from redeemable common stock	—	—	—	—	21	—	21
Redemptions of common stock	(4,120)	—	—	—	(21)	—	(21)
Distributions declared	—	—	—	—	—	(436)	(436)
Balance, June 30, 2021	9,860,141	$99	310,974	$3	$85,248	$(48,350)	$37,000

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
For the Six Months Ended June 30, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2021	9,855,330	$99	310,974	$3	$85,158	$(64,460)	$20,800
Net loss	—	—	—	—	—	(13,854)	(13,854)
Transfers from redeemable common stock	—	—	—	—	14	—	14
Redemptions of common stock	(4,278)	—	—	—	(14)	—	(14)
Balance, June 30, 2022	9,851,052	$99	310,974	$3	$85,158	$(78,314)	$6,946

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	9,873,729	$99	310,974	$3	$85,248	$(45,760)	$39,590
Net loss	—	—	—	—	—	(1,717)	(1,717)
Transfers from redeemable common stock	—	—	—	—	67	—	67
Redemptions of common stock	(13,588)	—	—	—	(67)	—	(67)
Distributions declared	—	—	—	—	—	(873)	(873)
Balance, June 30, 2021	9,860,141	$99	310,974	$3	$85,248	$(48,350)	$37,000

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(13,854)	$(1,717)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,052	3,878
Impairment charges on real estate	11,733	—
Deferred rents	(480)	176
Amortization of above and below-market leases, net	(177)	(392)
Amortization of deferred financing costs	111	120
Unrealized gain on derivative instruments	(564)	(850)
Changes in operating assets and liabilities:
Rents and other receivables	39	(648)
Prepaid expenses and other assets	(282)	(365)
Accounts payable and accrued liabilities	(1,594)	(42)
Due from affiliates	261	—
Due to affiliates	860	860
Other liabilities	(17)	(439)
Net cash (used in) provided by operating activities	(912)	581
Cash Flows from Investing Activities:
Improvements to real estate	(567)	(352)
Net cash used in investing activities	(567)	(352)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	2,000
Principal payments on notes payable	(37)	—
Payments to redeem common stock	(14)	(67)
Distributions paid to common stockholders	—	(873)
Net cash (used in) provided by financing activities	(51)	1,060
Net (decrease) increase in cash and cash equivalents	(1,530)	1,289
Cash and cash equivalents and restricted cash, beginning of period	8,129	4,359
Cash and cash equivalents and restricted cash, end of period	$6,599	$5,648
Supplemental Disclosure of Cash Flow Information
Interest paid	$1,551	$1,917
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$213	$12

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
As of June 30, 2022, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy.
The Company commenced capital raising activities in June 2015 through a private placement offering. The private offering was followed by a public offering and a second private offering. In August 2020, the Company’s board of directors approved the termination of capital raising activities with the termination of the Company’s distribution reinvestment plan offering and second private offering. As of June 30, 2022, the Company had 9,851,052 and 310,974 shares of Class A and Class T common stock outstanding, respectively.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally, and in particular office REITs like the Company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company recognized impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020, the Commonwealth Building during the year ended December 31, 2021, and the Commonwealth Building and the Institute Property during the six months ended June 30, 2022.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
1. ORGANIZATION (CONTINUED)
Plan of Liquidation
The Company’s board of directors and a special committee composed of all of the Company’s independent directors (the “Special Committee”) has undertaken a review of various strategic alternatives available to the Company and expects to approve the sale of all of the Company’s assets and the Company’s dissolution pursuant to the terms of a plan of complete liquidation and dissolution (a “Plan of Liquidation”). Once approved by the Company’s board of directors, a Plan of Liquidation will be submitted to the Company’s stockholders for approval. The Advisor has been working diligently to develop a Plan of Liquidation to present to the Company’s Special Committee and Board of Directors for approval; however, the impact of the COVID-19 pandemic on a Plan of Liquidation for the Company’s portfolio, as well as the decreased demand for office space as employees continue to work from home, the rising interest rate environment that is impacting the ability of buyers to obtain favorable financing and continued social unrest and increased crime in the Portland area where one of the Company’s properties is located, have created significant headwinds to finalizing a Plan of Liquidation. The principal purpose of a Plan of Liquidation will be to provide liquidity to the Company’s stockholders by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. Although this is the current intention of the Company’s board of directors, the Company can provide no assurances as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
2. GOING CONCERN
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations one year from the date the consolidated financial statements are issued. The Company has experienced a decline in occupancy from 90.4% as of December 31, 2020 to 74.5% as of June 30, 2022 and such occupancy may continue to decrease in the future as tenant leases expire. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of the properties in the Company’s portfolio. Additionally, the Commonwealth Building Mortgage Loan with an outstanding principal balance of $45.7 million is maturing in February 2023. Due to the decrease in occupancy and a decrease in market value of the property securing the Commonwealth Building Mortgage Loan, the Company does not expect to be able to extend or refinance that loan at current terms and may be required to pay down a portion of the maturing debt in order to extend or refinance the loan. With the Company’s limited amount of cash on hand, the Company’s ability to make any loan paydowns, without the sale of real estate assets, is severely limited. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, the Company will need to spend a substantial amount on capital leasing costs, however, the Company has limited amounts of liquidity to make these capital commitments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to exercise its extension option or refinance the Company’s mortgage debt. No assurances can be given that the Company will be successful in achieving these objectives. In addition, as described in Note 1, “Organization – Plan of Liquidation”, if the Company’s board of directors and its stockholders approve a Plan of Liquidation, the Company intends to pursue an orderly liquidation of its company by selling all of its remaining assets, paying its debts and its known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to the Company’s stockholders and winding up its operations and dissolving the company.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
June 30, 2022
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
Segments
The Company had invested in four office properties as of June 30, 2022. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the six months ended June 30, 2022 and 2021. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the three and six months ended June 30, 2022 and 2021 as aggregate cash distributions for each share class were equal during those periods.
During the three and six months ended June 30, 2021, aggregate cash distributions declared per share of Class A and Class T common stock were $0.04287500 and $0.08575000, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and six months ended June 30, 2022, the Company did not declare any distributions.
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
June 30, 2022
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through June 30, 2022, the Company did not have any contract modifications that met the criteria described above, specifically contract modifications that have been modified from LIBOR to an alternative reference rate. The Company’s loan agreements, derivative instruments, and certain lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
4. REAL ESTATE
As of June 30, 2022, the Company’s portfolio of real estate was composed of four office buildings containing 599,030 rentable square feet, which were collectively 74.5% occupied. The following table provides summary information regarding the properties owned by the Company as of June 30, 2022 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$38,449	$—	$38,449
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,151	(13,006)	34,145
Institute Property	11/09/2017	Chicago	IL	Office	32,502	(347)	32,155
210 W. Chicago	10/05/2020	Chicago	IL	Office	4,699	(222)	4,477
					$122,801	$(13,575)	$109,226
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of June 30, 2022, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$38,449	31.3%	$3,477	$29.96	51.8%
The Offices at Greenhouse	Houston, TX	203,284	34,145	27.8%	4,005	20.63	95.5%
Institute Property	Chicago, IL	155,385	32,155	26.2%	3,587	28.75	80.3%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2022, the leases had remaining terms, excluding options to extend, of up to 8.7 years with a weighted-average remaining term of 3.5 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.9 million and $0.7 million as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022 and 2021, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.5 million and $(0.2) million, respectively. As of June 30, 2022 and December 31, 2021, the cumulative deferred rent balance was $4.6 million and $4.1 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $1.8 million and $1.9 million of unamortized lease incentives as of June 30, 2022 and December 31, 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
4. REAL ESTATE (CONTINUED)
As of June 30, 2022, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

July 1, 2022 through December 31, 2022	$5,241
2023	10,447
2024	9,516
2025	6,523
2026	6,239
Thereafter	11,785
$49,751

As of June 30, 2022, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 25% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of June 30, 2022, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of June 30, 2022, the Company’s real estate properties were leased to 52 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,481	38.9%
Computer system design and related services	3	1,380	12.0%
		$5,861	50.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of June 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of June 30, 2022, no other tenant industries accounted for more than 10% of annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
4. REAL ESTATE (CONTINUED)
Impairment of Real Estate
During the three and six months ended June 30, 2022, the Company recorded non-cash impairment charges of $8.4 million and $11.7 million, respectively, to write down the carrying values of the Commonwealth Building, an office property located in Portland, Oregon and the Institute Property, an office property located in Chicago, Illinois, to their estimated fair values as follows:
•Commonwealth Building - During the three and six months ended June 30, 2022, the Company recorded non-cash impairment charges of $8.4 million and $9.6 million, respectively, related to the Commonwealth Building as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of June 30, 2022, the Commonwealth Building was 51.8% occupied. The Company is projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations and increased crime in the downtown area. Downtown Portland is experiencing record high office vacancies and it is uncertain when the market will fully recover.
•Institute Property - During the six months ended June 30, 2022, the Company recorded non-cash impairment charges of $2.1 million related to the Institute Property as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.
The Company did not record any impairment charges on its real estate properties during the three and six months ended June 30, 2021.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of June 30, 2022 and December 31, 2021, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Cost	$6,838	$7,873	$178	$178	$(2,630)	$(2,704)
Accumulated Amortization	(4,444)	(4,768)	(117)	(106)	1,980	1,866
Net Amount	$2,394	$3,105	$61	$72	$(650)	$(838)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Amortization	$(308)	$(420)	$(6)	$(5)	$93	$232

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021
Amortization	$(638)	$(857)	$(11)	$(10)	$188	$402

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
6. NOTES PAYABLE
As of June 30, 2022 and December 31, 2021, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of June 30, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of June 30, 2022 (1)	Effective Interest Rate at June 30, 2022 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR + 1.80% (3)	4.27%	Interest Only	02/01/2023
Term Loan (4)	52,260	52,260	One-month LIBOR + 2.00% (4)	3.79%	Interest Only	11/09/2022 (4)
210 W. Chicago Mortgage Loan (5)	3,688	3,725	One-month LIBOR + 2.20%	3.95%	Principal & Interest (5)	06/28/2024
Notes payable principal outstanding	$101,629	$101,666
Deferred financing costs, net	(101)	(212)
Notes payable, net	$101,528	$101,454
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of June 30, 2022. Effective interest rate is calculated as the actual interest rate in effect as of June 30, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2022, where applicable.
(2) Represents the maturity date as of June 30, 2022; subject to certain conditions, the maturity dates of the loans may be extended beyond the dates shown.
(3) The interest rate under this loan is calculated at a variable rate of 180 basis points over one-month LIBOR, but at no point shall the interest rate be less than 2.05%.
(4) As of June 30, 2022, the outstanding balance under the Term Loan consisted of $34.9 million of term commitment and $17.4 million of revolving commitment. The Term Loan is secured by The Offices at Greenhouse and the Institute Property. On August 1, 2022, the Company entered into a modification agreement with the lender of the Term Loan to (i) extend the maturity date to November 9, 2023, (ii) convert the revolving commitment to term commitment and (iii) reset the interest rate of the loan. See Note 11, “Subsequent Events – Modified Term Loan” for additional information regarding these changes.
(5) Monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
During the three and six months ended June 30, 2022, the Company incurred $0.7 million and $1.1 million of interest expense, respectively. During the three and six months ended June 30, 2021, the Company incurred $0.6 million and $1.2 million of interest expense, respectively. As of June 30, 2022 and December 31, 2021, $0.3 million of interest expense were payable. Included in interest expense during the three and six months ended June 30, 2022 were $0.1 million of amortization of deferred financing costs. Included in interest expense during the three and six months ended June 30, 2021 were $0.1 million of amortization of deferred financing costs. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments decreased interest expense by $0.1 million and $0.2 million for the three and six months ended June 30, 2022, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $28,000 and $31,000 for the three and six months ended June 30, 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
6. NOTES PAYABLE (CONTINUED)
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of June 30, 2022 (in thousands):

July 1, 2022 through December 31, 2022	$52,297
2023	45,755
2024	3,577
2025	—
2026	—
Thereafter	—
$101,629

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swap as of June 30, 2022 and December 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	June 30, 2022		December 31, 2021		Reference Rate as of June 30, 2022	Fix Pay Rate as of June 30, 2022	Remaining Term in Years as of June 30, 2022
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Interest Rate Swap	1	$30,000	1	$30,000	One-month LIBOR/ Fixed at 2.82%	2.82%	0.3

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (dollars in thousands):

		June 30, 2022		December 31, 2021
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swap	Other liabilities, at fair value	1	$(46)	1	$(610)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
7. DERIVATIVE INSTRUMENTS (CONTINUED)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Income statement related
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$156	$445	$356	$881
Unrealized gain on interest rate swaps	(223)	(417)	(564)	(850)
(Decrease) increase in interest expense as a result of derivatives	$(67)	$28	$(208)	$31

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
June 30, 2022
(unaudited)
8. FAIR VALUE DISCLOSURES (CONTINUED)
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of June 30, 2022 and December 31, 2021, which carrying amounts generally do not approximate the fair values (in thousands):

	June 30, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$101,629	$101,528	$95,220	$101,666	$101,454	$100,367

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of June 30, 2022, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Liability derivative - interest rate swap	$(46)	$—	$(46)	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
8. FAIR VALUE DISCLOSURES (CONTINUED)
During the six months ended June 30, 2022, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$73,000	$—	$—	$73,000
_____________________
(1) Amount represents the fair value for real estate assets impacted by an impairment charge during the six months ended June 30, 2022, as of the date that the fair value measurement was made, which was March 31, 2022 for the Institute Property and June 30, 2022 for the Commonwealth Building. The carrying value for the real estate asset measured at a reporting date other than June 30, 2022 may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the six months ended June 30, 2022, the Commonwealth Building and the Institute Property were measured at their estimated fair values based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of the Commonwealth Building include a discount rate of 10.00% and a terminal cap rate of 6.50% and the significant unobservable inputs the Company used in measuring the estimated fair value of the Institute Property include a discount rate of 7.50% and a terminal cap rate of 6.50%. See Note 4, “Real Estate - Impairment of Real Estate” for further discussion on the impaired real estate property.

9. RELATED PARTY TRANSACTIONS
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor for certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Advisor is entitled to certain other fees, including an incentive fee upon achieving certain performance goals, as detailed in the Advisory Agreement. In addition, the Advisor paid all offering expenses related to the second private offering conducted by the Company without reimbursement by the Company.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
As of January 1, 2021, the Company, together with KBS REIT II, KBS REIT III, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In June 2022, the Company renewed its participation in the program, and the program is effective through June 30, 2023. At renewal on June 30, 2022, KBS REIT II elected to cease participation in the program and obtained separate insurance coverage.
During the six months ended June 30, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2022 and 2021, and any related amounts receivable and payable as of June 30, 2022 and December 31, 2021 (in thousands).

	Incurred				Receivable as of		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Expensed
Asset management fees (1)	$436	$434	$866	$862	$—	$—	$8,507	$7,641
Reimbursement of operating expenses (2)	46	71	78	164	15	276	14	19
Property management fees (3)	22	28	46	59	—	—	7	8
Other Arrangement
Advisor advance for cash distributions (4)	—	—	—	—	—	—	1,338	1,338
	$504	$533	$990	$1,085	$15	$276	$9,866	$9,006
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of June 30, 2022, the Company had accrued and deferred payment of $8.5 million of asset management fees related to the periods from October 2017 through June 2022.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) See “Advance from the Advisor” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
June 30, 2022
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $47,000 and $73,000 for the three and six months ended June 30, 2022, respectively, and $70,000 and $159,000 for the three and six months ended June 30, 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the periods. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
The receivable as of December 31, 2021 includes $0.3 million of estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed. During the six months ended June 30, 2022, the Company incurred $0.2 million of legal and accounting costs related to the investigation of this matter. As of June 30, 2022, the Advisor had reimbursed the Company $0.5 million for any amounts inappropriately charged to the Company and for legal and accounting costs incurred related to the investigation of this matter.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2022 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of June 30, 2022, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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
June 30, 2022
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
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
June 30, 2022
(unaudited)
11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Modified Term Loan
On August 1, 2022, the Company, through its wholly owned subsidiaries (collectively, the “Borrower”), entered into a modification agreement to the Term Loan (the “Modified Term Loan”) with JP Morgan Chase Bank, N.A. (the “Lender”) to (i) extend the maturity date from November 9, 2022 to November 9, 2023, (ii) convert the revolving commitment to term commitment and (iii) reset the interest rate of the Term Loan. The Modified Term Loan has an outstanding balance of $52.3 million, which is the maximum term commitment available under the Modified Term Loan. The Modified Term Loan continues to be secured by the Offices at Greenhouse and the Institute Property.
The Modified Term Loan bears interest at the forward-looking term rate based on SOFR (“Secured Overnight Financing Rate”) with a tenor comparable to one-month plus 10 basis points (“Adjusted Term SOFR”) plus 200 basis points per annum prior to May 9, 2023. After May 9, 2023, the Modified Term Loan will bear interest at Adjusted Term SOFR plus 250 basis points per annum. Monthly payments are interest-only with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. The Company has the right to prepay all or a portion of the Modified Term Loan at any time, subject to certain fees and conditions contained in the loan documents.
Subject to certain terms and conditions contained in the loan documents, cash currently held by the Company may only be used for the Company’s operating costs including but not limited to the Company’s general and administrative costs, liquidation costs (which may include proxy solicitation costs, DST transfer agent costs, legal costs, tail insurance policy costs and other reasonable and customary costs to maintain the Company in good standing), capital costs (including building improvements, tenant improvements and leasing commissions at its owned properties) and any other reasonable costs and expenses required to maintain the Company as a going concern (collectively “REIT Operating Costs”), but for no other purpose. Further, the Company is required to deposit any cash amount exceeding $7.0 million into an account controlled by the Lender or apply it to pay down the Modified Term Loan. The Company is prohibited from making any cash distributions (other than REIT Operating Costs) except for amounts needed to maintain REIT status and redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program) not exceeding $250,000 annually, in the aggregate, for any calendar year. In addition, on a monthly basis, any excess cash flow (as defined in the modification agreement) from the Offices at Greenhouse and the Institute Property is required to be deposited into an account which will serve as additional security for the loan.
KBSGI REIT Properties, LLC (“KBS GI REIT Properties”), the Company’s wholly owned subsidiary, in connection with the Modified Term Loan, is providing a guaranty of the payment of (i) principal balance and any interest or other sums outstanding under the Modified Term Loan as of the date such amounts become due, and (ii) the principal balance and any interest or other sums outstanding under the Modified Term Loan in the event of: certain bankruptcy, insolvency or related proceedings involving the Borrower and KBS GI REIT Properties, as described in the loan documents. KBS GI REIT Properties is also providing a guaranty of the payment of certain liabilities, losses, damages, costs and expenses (including legal fees) incurred by the Lender as a result of certain intentional actions or omissions committed by the Borrower, KBS GI REIT Properties and/or any of their affiliates in violation of the loan documents, or certain other occurrences in relation to The Offices at Greenhouse, the Institute Property and/or the Borrower, as further described in the amended and restated guaranty.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic continues to be one of the most significant risks and uncertainties facing us and the real estate industry generally, and in particular office REITs like our company. We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. Even after the pandemic has ceased to be active, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations.
•Although our board of directors expects to approve the sale of all of our assets and our dissolution pursuant to a Plan of Liquidation and submit such plan to our stockholders for approval, we can give no assurance that our board of directors and/or our stockholders will approve a Plan of Liquidation, or if approved, that we will be able to successfully implement a Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we intend. Given the uncertainty and current business disruptions as a result of the outbreak of COVID-19, as well as the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue), and continued social unrest and increased crime in the Portland area where one of our properties is located, our implementation of a Plan of Liquidation, if approved by our board of directors and/or stockholders, may be materially and adversely impacted.
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
•As of June 30, 2022, we had a limited portfolio of four real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee related to the periods from October 2017 through June 2022. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations may be adversely affected.

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
•Our investments in real estate may be affected by unfavorable real estate market, the rising interest rate environment, and general economic conditions, which could decrease the value of those assets. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and successfully implement a Plan of Liquidation, which could in turn reduce our stockholders’ returns and the amount of any liquidating distributions they receive.
•Continued disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as changes in the demand for office properties and uncertain economic conditions could adversely affect our ability to successfully implement our business strategy and any Plan of Liquidation approved by our board of directors and/or our stockholders, which could reduce our stockholders’ returns and the amount of any liquidating distributions they receive.
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2022 was $250,000 in the aggregate, of which $26,000 was used for such special redemptions from January through July 2022. Our share redemption program does not provide for ordinary redemptions and we can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
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
Through our capital raising activities, we raised $94.0 million from the sale of 10,403,922 shares of our common stock, including $8.5 million from the sale of 924,286 shares of common stock under our distribution reinvestment plan. As of June 30, 2022, we had 9,851,052 and 310,974 Class A and Class T shares outstanding, respectively.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of June 30, 2022, we owned four office buildings.

Going Concern Considerations
The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. We have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 74.5% as of June 30, 2022 and such occupancy may continue to decrease in the future as tenant leases expire. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of our properties in our portfolio. Additionally, the Commonwealth Building Mortgage Loan with an outstanding principal balance of $45.7 million is maturing in February 2023. Due to the decrease in occupancy and a decrease in market value of the property securing the Commonwealth Building Mortgage Loan, we do not expect to be able to extend or refinance that loan at current terms and may be required to pay down a portion of the maturing debt in order to extend or refinance the loan. With our limited amount of cash on hand, our ability to make any loan paydowns, without the sale of real estate assets, is severely limited. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, we will need to spend a substantial amount on capital leasing costs, however we have limited amounts of liquidity to make these capital commitments. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to exercise our extension option or refinance our mortgage debt. No assurances can be given that we will be successful in achieving these objectives.

Plan of Liquidation
Our board of directors and a special committee composed of all of our independent directors (the “Special Committee”) has undertaken a review of various strategic alternatives available to us and expects to approve the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (a “Plan of Liquidation”). Once approved by our board of directors, a Plan of Liquidation will be submitted to our stockholders for approval. Our advisor has been working diligently to develop a Plan of Liquidation to present to our board of directors for approval; however, the impact of the COVID-19 pandemic on a Plan of Liquidation for our portfolio, as well as the decreased demand for office space as employees continue to work from home, the rising interest rate environment that is impacting the ability of buyers to obtain favorable financing and continued social unrest and increased crime in the Portland area where one of our properties is located, have created significant headwinds to finalizing a Plan of Liquidation. The principal purpose of a Plan of Liquidation will be to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. Although this is the current intention of our board of directors, we can provide no assurances as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the company.

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

Market Outlook – Real Estate and Real Estate Finance Markets
Volatility in global financial markets, changing political environments and civil unrest can cause fluctuations in the performance of the U.S. commercial real estate markets. Possible future declines in rental rates, slower or potentially negative net absorption of leased space and expectations of future rental concessions, including free rent to renew tenants early, to retain tenants who are up for renewal or to attract new tenants, may result in decreases in cash flows from investment properties. Further, revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases), rent deferrals or abatements, tenants being unable to pay their rent and/or lower rental rates. Reductions in revenues from our properties would adversely impact the timing of any asset sales and/or the sales price we will receive for our properties if a Plan of Liquidation is approved by our board of directors and/or our stockholders. To the extent there are increases in the cost of financing due to higher interest rates, this may cause difficulty in refinancing debt obligations at terms as favorable as the terms of existing indebtedness. Market conditions can change quickly, potentially negatively impacting the value of real estate investments. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure. Most recently, the outbreak of COVID-19 as well as the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) have had a negative impact on the office real estate market as discussed below.
COVID-19 Pandemic and Portfolio Outlook
One of the most significant risks and uncertainties facing us and the real estate industry generally, and in particular office REITs like our company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. We recognized impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020, the Commonwealth Building during the year ended December 31, 2021 and the Commonwealth Building and the Institute Property during the six months ended June 30, 2022.
We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021 and the first and second quarters of 2022, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. Even after the pandemic has ceased to be active, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations.

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
Our share redemption program only provides for special redemptions. The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2022 is $250,000 in the aggregate, of which $26,000 was used for such special redemptions from January through July 2022. Our share redemption program does not provide for ordinary redemptions and we can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic as discussed above and more recently inflation.

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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of June 30, 2022, we had mortgage debt obligations in the aggregate principal amount of $101.6 million and our aggregate borrowings were approximately 62% of our net assets before deducting depreciation and other non-cash reserves. As of June 30, 2022, we had two loans totaling $97.9 million maturing during the 12 months ending June 30, 2023. On August 1, 2022, we refinanced the Term Loan with an outstanding principal balance of $52.3 million, extending its maturity date to November 9, 2023. Due to the decrease in occupancy and a decrease in market value of the property securing the Commonwealth Building Mortgage Loan, we may be unable to extend or refinance the upcoming loan maturity of that loan at current terms and may be required to pay down a portion of the maturing debt in order to extend or refinance the loan. In addition, asset sales pursuant to a Plan of Liquidation, if approved by our board of directors and our stockholders, will further reduce proceeds available from debt financing.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and our affiliated property manager.
We paid our advisor fees in connection with the acquisition of our assets and pay our advisor fees in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. In the case of investments made through joint ventures, the asset management fee is determined based on our proportionate share of the underlying investment. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through June 30, 2022. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer defer such fees, our ability to fund our operations may be adversely affected. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended June 30, 2022 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of June 30, 2022, we owned four office properties. During the six months ended June 30, 2022, net cash used in operating activities was $0.9 million. During six months ended June 30, 2021, net cash provided by operating activities was $0.6 million. Net cash used in operating activities increased due to a decrease in rental income and the payment of lease commissions and lease incentives during 2022. We expect cash flows provided by operating activities to decrease in future periods to the extent a Plan of Liquidation is approved by our board of directors and our stockholders and we begin selling our assets. In addition, to the extent the impacts of COVID-19 continue to be felt by our tenants, our tenants may defer rent payments or be unable to pay rent or we may be unable to re-lease space vacated by our current tenants which could reduce our cash flow provided by operating activities. Further, downtown Portland, where one of our properties is located is experiencing record high vacancies due to the impact of the disruptions caused by protests and demonstrations and increased crime in the downtown area, and it is uncertain when the market will fully recover which we expect to adversely impact our cash flows from operating activities.
Cash Flows from Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $0.6 million due to improvements to real estate.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, net cash used in financing activities was $51,000 due to principal payments on notes payable and redemption of common stock.
Debt Obligations
The following is a summary of our contractual obligations as of June 30, 2022 (in thousands).

		Payments Due During the Years Ending December 31,
Debt Obligations	Total	Remainder of 2022	2023-2024	2025-2026
Outstanding debt obligations (1) (2)	$101,629	$52,297	$49,332	$—
Interest payments on outstanding debt obligations (2) (3)	2,088	1,720	368	—
_____________________
(1) Amounts include principal payments only.
(2) On August 1, 2022, we entered into a modification agreement with the lender of the Term Loan to (i) extend the maturity date to November 9, 2023, (ii) convert the revolving commitment to term commitment and (iii) reset the interest rate of the loan. See “– Subsequent Events – Modified Term Loan.”
(3) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of June 30, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps). We incurred interest expense of $1.6 million, excluding amortization of deferred financing costs totaling $0.1 million and unrealized gains on derivative instruments of $0.6 million during the six months ended June 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of June 30, 2022 and 2021, we owned four office properties. If a Plan of Liquidation is approved by our board of directors and our stockholders, we will undertake an orderly liquidation by selling all of our assets, paying our debts, providing for known and unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, subject to other factors as described below, we expect income and expenses to decrease in future periods due to disposition activity.
The following table provides summary information about our results of operations for the three and six months ended June 30, 2022 and 2021 (dollar amounts in thousands):
Comparison of the three months ended June 30, 2022 versus the three months ended June 30, 2021

	For the Three Months Ended June 30,		Increase (Decrease)	Percentage Change
	2022	2021
Rental income	$3,631	$4,081	$(450)	(11)%
Other operating income	35	48	(13)	(27)%
Operating, maintenance and management costs	942	935	7	1%
Property management fees and expenses to affiliate	22	28	(6)	(21)%
Real estate taxes and insurance	772	728	44	6%
Asset management fees to affiliate	436	434	2	—%
General and administrative expenses	412	445	(33)	(7)%
Depreciation and amortization	1,504	1,896	(392)	(21)%
Interest expense	689	608	81	13%
Impairment charges on real estate	8,409	—	8,409	100%

Rental income decreased from $4.1 million for the three months ended June 30, 2021 to $3.6 million for the three months ended June 30, 2022, primarily due to a decrease in occupancy rate from 82.1% as of June 30, 2021 to 74.5% as of June 30, 2022 as a result of lease expirations. Overall, we expect rental income to decrease in future periods due to anticipated future dispositions of real estate properties and uncertainty and business disruptions as a result of the outbreak of COVID-19 and social unrest in the Portland area where one of our properties is located. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Operating, maintenance, and management costs remained consistent at $0.9 million for the three months ended June 30, 2022 and 2021. We expect operating, maintenance, and management costs to decrease in future periods due to anticipated future dispositions of real estate properties, offset by general increase due to inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance increased slightly from $0.7 million for the three months ended June 30, 2021 to $0.8 million for the three months ended June 30, 2022, primarily due to an increase in property taxes due to increased property values and rates. We expect real estate taxes and insurance to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by general increase due to inflation.
Asset management fees to affiliate remained consistent at $0.4 million for the three months ended June 30, 2022 and 2021. We expect asset management fees to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by increases in capital improvements. As of June 30, 2022, we had accrued and deferred payment of $8.5 million of asset management fees related to the periods from October 2017 through June 30, 2022.
General and administrative expenses remained consistent at $0.4 million for the three months ended June 30, 2022 and 2021. General and administrative costs consisted primarily of legal fees, internal audit compensation expense, errors and omissions insurance, board of directors fees and audit cost.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Depreciation and amortization decreased from $1.9 million for the three months ended June 30, 2021 to $1.5 million for the three months ended June 30, 2022, primarily due to lease expirations, early lease terminations and reduced depreciable asset basis for the Commonwealth Building as a result of non-cash impairment charges recorded subsequent to June 30, 2021. We expect depreciation and amortization to decrease in future periods due to anticipated future dispositions of real estate properties and fully amortized tenant origination and absorption costs related to lease expirations, partially offset by increases in capital improvements.
Interest expense increased from $0.6 million for the three months ended June 30, 2021 to $0.7 million for the three months ended June 30, 2022. Included in interest expense is the amortization of deferred financing costs of $0.1 million for the three months ended June 30, 2022 and 2021. Interest expense (including gains and losses) incurred as a result of our derivative instruments, decreased interest expense by $0.1 million for the three months ended June 30, 2022 and increased interest expense by $28,000 for the three months ended June 30, 2021. The increase in interest expense is primarily due to an increase in one-month LIBOR and its impact on interest expense related to our variable rate debt, offset by a decrease in interest expense due to the expiration of an interest rate swap in November 2021 that was not accounted for as a cash flow hedge. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the three months ended June 30, 2022, we recorded non-cash impairment charges of $8.4 million related to the Commonwealth Building as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of June 30, 2022, the Commonwealth Building was 51.8% occupied. We are projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations and increased crime in the downtown area. Downtown Portland is experiencing record high office vacancies and it is uncertain when the market will fully recover.
Comparison of the six months ended June 30, 2022 versus the six months ended June 30, 2021

	For the Six Months Ended June 30,		Increase (Decrease)	Percentage Change
	2022	2021
Rental income	$7,317	$8,375	$(1,058)	(13)%
Other operating income	76	69	7	10%
Operating, maintenance and management costs	1,825	1,765	60	3%
Property management fees and expenses to affiliate	46	59	(13)	(22)%
Real estate taxes and insurance	1,556	1,494	62	4%
Asset management fees to affiliate	866	862	4	—%
General and administrative expenses	1,033	922	111	12%
Depreciation and amortization	3,052	3,878	(826)	(21)%
Interest expense	1,141	1,181	(40)	(3)%
Impairment charges on real estate	11,733	—	11,733	100%

Rental income decreased from $8.4 million for the six months ended June 30, 2021 to $7.3 million for the six months ended June 30, 2022, primarily due to a decrease in occupancy rate from 82.1% as of June 30, 2021 to 74.5% as of June 30, 2022 as a result of lease expirations. Overall, we expect rental income to decrease in future periods due to anticipated future dispositions of real estate properties and uncertainty and business disruptions as a result of the outbreak of COVID-19 and social unrest in the Portland area where one of our properties is located. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance, and management costs remained consistent at $1.8 million for the six months ended June 30, 2022 and 2021. We expect operating, maintenance, and management costs to decrease in future periods due to anticipated future dispositions of real estate properties, offset by general increase due to inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance increased slightly from $1.5 million for the six months ended June 30, 2021 to $1.6 million for the six months ended June 30, 2022, primarily due to a net increase in property taxes due to increased property values and rates. We expect real estate taxes and insurance to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by general increase due to inflation.
Asset management fees to affiliate remained consistent at $0.9 million for the six months ended June 30, 2022 and 2021. We expect asset management fees to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by increases in capital improvements. As of June 30, 2022, we had accrued and deferred payment of $8.5 million of asset management fees related to the periods from October 2017 through June 30, 2022.
General and administrative expenses increased from $0.9 million for the six months ended June 30, 2021 to $1.0 million for the six months ended June 30, 2022, primarily due to legal fees related to our plan of liquidation incurred during the six months ended June 30, 2022. General and administrative costs consisted primarily of legal fees, internal audit compensation expense, errors and omissions insurance, board of directors fees and audit cost.
Depreciation and amortization decreased from $3.9 million for the six months ended June 30, 2021 to $3.1 million for the six months ended June 30, 2022, primarily due to lease expirations, early lease terminations and reduced depreciable asset basis for the Commonwealth Building as a result of non-cash impairment charges recorded subsequent to June 30, 2021. We expect depreciation and amortization to decrease in future periods due to anticipated future dispositions of real estate properties and fully amortized tenant origination and absorption costs related to lease expirations, partially offset by increases in capital improvements.
Interest expense decreased slightly from $1.2 million for the six months ended June 30, 2021 to $1.1 million for the six months ended June 30, 2022. Included in interest expense is the amortization of deferred financing costs of $0.1 million for the six months ended June 30, 2022 and 2021. Interest expense (including gains and losses) incurred as a result of our derivative instruments, decreased interest expense by $0.2 million for the six months ended June 30, 2022 and increased interest expense by $31,000 for the six months ended June 30, 2021. The decrease in interest expense is primarily due to the expiration of an interest rate swap in November 2021 that was not accounted for as a cash flow hedge, offset by an increase in one-month LIBOR and its impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR (for our unhedged variable rate debt) and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the six months ended June 30, 2022, we recorded non-cash impairment charges of $11.7 million to write down the carrying value of the Commonwealth Building, an office property located in Portland, Oregon and the Institute Property, an office property located in Chicago, Illinois, to their estimated fair values as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the properties. In addition, the Commonwealth Building has experienced a continued decrease in occupancy. As of June 30, 2022, the Commonwealth Building was 51.8% occupied. The decrease in cash flow projections during the six months ended June 30, 2022 was primarily due to reduced demand for the office space at both properties resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. Moreover, the decrease in cash flow projections during the six months ended June 30, 2022 for the Commonwealth building was also affected by the disruptions caused by protests and demonstrations and increased crime in the downtown area of Portland, where the property is located. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted. We did not record any impairment charges on our real estate properties during the six months ended June 30, 2021.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and six months ended June 30, 2022 and 2021, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(9,515)	$(945)	$(13,854)	$(1,717)
Depreciation of real estate assets	922	1,141	1,859	2,309
Amortization of lease-related costs	582	755	1,193	1,569
Impairment charges on real estate	8,409	—	11,733	—
FFO	398	951	931	2,161
Straight-line rent and amortization of above- and below-market leases, net	(320)	(133)	(657)	(216)
Unrealized gain on derivative instruments	(223)	(417)	(564)	(850)
MFFO	$(145)	$401	$(290)	$1,095

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
Modified Term Loan
On August 1, 2022, we, through our wholly owned subsidiaries (collectively, the “Borrower”), entered into a modification agreement to the Term Loan (the “Modified Term Loan”) with JP Morgan Chase Bank, N.A. (the “Lender”) to (i) extend the maturity date from November 9, 2022 to November 9, 2023, (ii) convert the revolving commitment to term commitment and (iii) reset the interest rate of the Term Loan. The Modified Term Loan has an outstanding balance of $52.3 million, which is the maximum term commitment available under the Modified Term Loan. The Modified Term Loan continues to be secured by the Offices at Greenhouse and the Institute Property.
The Modified Term Loan bears interest at the forward-looking term rate based on SOFR (“Secured Overnight Financing Rate”) with a tenor comparable to one-month plus 10 basis points (“Adjusted Term SOFR”) plus 200 basis points per annum prior to May 9, 2023. After May 9, 2023, the Modified Term Loan will bear interest at Adjusted Term SOFR plus 250 basis points per annum. Monthly payments are interest-only with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. We have the right to prepay all or a portion of the Modified Term Loan at any time, subject to certain fees and conditions contained in the loan documents.
Subject to certain terms and conditions contained in the loan documents, cash currently held by us may only be used for our operating costs including but not limited to our general and administrative costs, liquidation costs (which may include proxy solicitation costs, DST transfer agent costs, legal costs, tail insurance policy costs and other reasonable and customary costs to maintain the company in good standing), capital costs (including building improvements, tenant improvements and leasing commissions at its owned properties) and any other reasonable costs and expenses required to maintain the company as a going concern (collectively “REIT Operating Costs”), but for no other purpose. Further, we are required to deposit any cash amount exceeding $7.0 million into an account controlled by the Lender or apply it to pay down the Modified Term Loan. We are prohibited from making any cash distributions (other than REIT Operating Costs) except for amounts needed to maintain REIT status and redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program) not exceeding $250,000 annually, in the aggregate, for any calendar year. In addition, on a monthly basis, any excess cash flow (as defined in the modification agreement) from the Offices at Greenhouse and the Institute Property is required to be deposited into an account which will serve as additional security for the loan.
KBSGI REIT Properties, LLC (“KBS GI REIT Properties”), our wholly owned subsidiary, in connection with the Modified Term Loan, is providing a guaranty of the payment of (i) principal balance and any interest or other sums outstanding under the Modified Term Loan as of the date such amounts become due, and (ii) the principal balance and any interest or other sums outstanding under the Modified Term Loan in the event of: certain bankruptcy, insolvency or related proceedings involving the Borrower and KBS GI REIT Properties, as described in the loan documents. KBS GI REIT Properties is also providing a guaranty of the payment of certain liabilities, losses, damages, costs and expenses (including legal fees) incurred by the Lender as a result of certain intentional actions or omissions committed by the Borrower, KBS GI REIT Properties and/or any of their affiliates in violation of the loan documents, or certain other occurrences in relation to The Offices at Greenhouse, the Institute Property and/or the Borrower, as further described in the amended and restated guaranty.

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At June 30, 2022, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At June 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $71.6 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $30.0 million of our variable debt. Based on interest rates as of June 30, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending June 30, 2023, interest expense on our variable rate debt would increase or decrease by $0.7 million.
The weighted average interest rate of our variable rate debt at June 30, 2022 was 4.0%. The interest rate represents the actual interest rate in effect at June 30, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2022 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017, our advisor waived its asset management fee and beginning October 2017 through June 30, 2022, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected.

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

PART II. OTHER INFORMATION (CONTINUED)
Item 2. Unregistered Sales of Equity and Use of Proceeds (continued)
During the six months ended June 30, 2022, redemptions under our share redemption program were funded with existing cash on hand and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	166	$3.38	(2)
February 2022	4,112	$3.38	(2)
March 2022	—	$—	(2)
April 2022	—	$—	(2)
May 2022	—	$—	(2)
June 2022	—	$—	(2)
Total	4,278
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the redemption limitation described above and redemptions through June 30, 2022, we may redeem up to $236,000 of shares for the remainder of 2022.

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

4.3	Multiple Class Plan, effective as of April 11, 2016, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

10.1	Second Modification Agreement by and among KBSGI Office at Greeanhouse, LLC and KBSGI 213 West Institute Place, LLC and JPMORGAN CHASE BANK, N.A. dated August 1, 2022

10.2	Second Amended and Restated Guaranty by KBSGI REIT Properties, LLC for the benefit of JPMorgan Chase Bank, N.A. dated August 1, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Second Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed December 10, 2018

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KBS GROWTH & INCOME REIT, INC.

Date:	August 12, 2022	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	August 12, 2022	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)