Form 10-Q
period 2022-09-30
KBS Growth & Income REIT, Inc.
filed 2022-11-10
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2022, there were 9,851,052 outstanding shares of Class A common stock and 307,606 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Real estate:
Land	$17,711	$19,822
Buildings and improvements	95,245	110,582
Tenant origination and absorption costs	6,684	7,873
Total real estate, cost	119,640	138,277
Less accumulated depreciation and amortization	(14,218)	(15,101)
Total real estate, net	105,422	123,176
Cash and cash equivalents	6,388	7,882
Restricted cash	553	247
Rents and other receivables	5,261	4,284
Above-market leases, net	56	72
Due from affiliates	—	276
Prepaid expenses and other assets	2,476	2,218
Total assets	$120,156	$138,155
Liabilities and stockholders’ equity
Notes payable, net	$101,473	$101,454
Accounts payable and accrued liabilities	3,499	3,825
Due to affiliates	10,305	9,006
Below-market leases, net	562	838
Other liabilities	1,340	1,982
Total liabilities	117,179	117,105
Commitments and contingencies (Note 10)
Redeemable common stock	224	250
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,851,052 and 9,855,330 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	99	99
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 307,606 shares and 310,974 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	85,158	85,158
Cumulative distributions and net losses	(82,507)	(64,460)
Total stockholders’ equity	2,753	20,800
Total liabilities and stockholders’ equity	$120,156	$138,155

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental income	$3,589	$4,004	$10,906	$12,379
Other operating income	35	63	111	132
Total revenues	3,624	4,067	11,017	12,511
Expenses:
Operating, maintenance, and management	943	1,063	2,768	2,828
Property management fees and expenses to affiliate	24	29	70	88
Real estate taxes and insurance	849	780	2,405	2,274
Asset management fees to affiliate	442	439	1,308	1,301
General and administrative expenses	372	418	1,405	1,340
Depreciation and amortization	1,468	1,987	4,520	5,865
Interest expense	1,243	620	2,384	1,801
Impairment charges on real estate	2,490	8,779	14,223	8,779
Total expenses	7,831	14,115	29,083	24,276
Other income:
Interest and other income	14	—	19	—
Total other income	14	—	19	—
Net loss	$(4,193)	$(10,048)	$(18,047)	$(11,765)
Net loss per common share, basic and diluted	$(0.41)	$(0.99)	$(1.78)	$(1.16)
Weighted-average number of common shares outstanding basic and diluted	10,159,683	10,171,063	10,162,128	10,176,448

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 30, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2022	9,851,052	$99	310,974	$3	$85,158	$(78,314)	$6,946
Net loss	—	—	—	—	—	(4,193)	(4,193)
Transfers from redeemable common stock	—	—	—	—	12	—	12
Redemptions of common stock	—	—	(3,368)	—	(12)	—	(12)
Balance, September 30, 2022	9,851,052	$99	307,606	$3	$85,158	$(82,507)	$2,753

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, June 30, 2021	9,860,141	$99	310,974	$3	$85,248	$(48,350)	$37,000
Net loss	—	—	—	—	—	(10,048)	(10,048)
Transfers from redeemable common stock	—	—	—	—	23	—	23
Redemptions of common stock	(4,811)	—	—	—	(23)	—	(23)
Distributions declared	—	—	—	—	—	(436)	(436)
Balance, September 30, 2021	9,855,330	$99	310,974	$3	$85,248	$(58,834)	$26,516

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
For the Nine Months Ended September 30, 2022 and 2021 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2021	9,855,330	$99	310,974	$3	$85,158	$(64,460)	$20,800
Net loss	—	—	—	—	—	(18,047)	(18,047)
Transfers from redeemable common stock	—	—	—	—	26	—	26
Redemptions of common stock	(4,278)	—	(3,368)	—	(26)	—	(26)
Balance, September 30, 2022	9,851,052	$99	307,606	$3	$85,158	$(82,507)	$2,753

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	9,873,729	$99	310,974	$3	$85,248	$(45,760)	$39,590
Net loss	—	—	—	—	—	(11,765)	(11,765)
Transfers from redeemable common stock	—	—	—	—	90	—	90
Redemptions of common stock	(18,399)	—	—	—	(90)	—	(90)
Distributions declared	—	—	—	—	—	(1,309)	(1,309)
Balance, September 30, 2021	9,855,330	$99	310,974	$3	$85,248	$(58,834)	$26,516

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(18,047)	$(11,765)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,520	5,865
Impairment charges on real estate	14,223	8,779
Deferred rents	(625)	245
Amortization of above and below-market leases, net	(260)	(550)
Amortization of deferred financing costs	166	180
Unrealized gain on derivative instruments	(617)	(1,280)
Changes in operating assets and liabilities:
Rents and other receivables	(362)	(1,572)
Prepaid expenses and other assets	(507)	(1,349)
Accounts payable and accrued liabilities	(254)	1,564
Due from affiliates	276	—
Due to affiliates	1,299	1,287
Other liabilities	(27)	(526)
Net cash (used in) provided by operating activities	(215)	878
Cash Flows from Investing Activities:
Improvements to real estate	(800)	(432)
Net cash used in investing activities	(800)	(432)
Cash Flows from Financing Activities:
Proceeds from notes payable	—	4,710
Principal payments on notes payable	(56)	(19)
Payments of deferred financing costs	(91)	—
Payments to redeem common stock	(26)	(90)
Distributions paid to common stockholders	—	(1,309)
Net cash (used in) provided by financing activities	(173)	3,292
Net (decrease) increase in cash and cash equivalents	(1,188)	3,738
Cash and cash equivalents and restricted cash, beginning of period	8,129	4,359
Cash and cash equivalents and restricted cash, end of period	$6,941	$8,097
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,701	$2,902
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$55	$45

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy.
The Company commenced capital raising activities in June 2015 through a private placement offering. The private offering was followed by a public offering and a second private offering. In August 2020, the Company’s board of directors approved the termination of capital raising activities with the termination of the Company’s distribution reinvestment plan offering and second private offering. As of September 30, 2022, the Company had 9,851,052 and 307,606 shares of Class A and Class T common stock outstanding, respectively.
COVID-19 Pandemic
One of the most significant risks and uncertainties facing the Company and the real estate industry generally, and in particular office REITs like the Company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. The Company recognized impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020, the Commonwealth Building during the year ended December 31, 2021, and the Commonwealth Building and the Institute Property during the nine months ended September 30, 2022.
The extent to which the effects of the COVID-19 pandemic continue to impact the Company’s operations and the Company’s implementation of a Plan of Liquidation (defined below), including, among other developments, potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, remain uncertain and could materially and negatively impact the demand for office space, resulting in slower overall leasing and an adverse impact to the Company's operations.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
2. GOING CONCERN
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations one year from the date the consolidated financial statements are issued. The Company has experienced a decline in occupancy from 90.4% as of December 31, 2020 to 73.1% as of September 30, 2022 and such occupancy may continue to decrease in the future as tenant leases expire. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of the properties in the Company’s portfolio. Additionally, the Commonwealth Building Mortgage Loan with an outstanding principal balance of $45.7 million is maturing in February 2023 and the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, the Company does not expect to be able to refinance these loans at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loans. With the Company’s limited amount of cash on hand, the Company’s ability to make any loan paydowns, without the sale of real estate assets, is severely limited. If the Company is unable to meet its payment obligations at maturity of the respective loans because it cannot refinance the loans, the lenders could foreclose on the assets that are pledged as collateral to such lender. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, the Company will need to spend a substantial amount on capital leasing costs, however, the Company has limited amounts of liquidity to make these capital commitments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to refinance the Company’s mortgage debt. No assurances can be given that the Company will be successful in achieving these objectives. In addition, as described in Note 1, “Organization – Plan of Liquidation,” if the Company’s board of directors and its stockholders approve a Plan of Liquidation, the Company intends to pursue an orderly liquidation of its company by selling all of its remaining assets, paying its debts and its known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to the Company’s stockholders and winding up its operations and dissolving the company.

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
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
September 30, 2022
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
Segments
The Company had invested in four office properties as of September 30, 2022. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the nine months ended September 30, 2022 and 2021. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the three and nine months ended September 30, 2022 and 2021 as aggregate cash distributions for each share class were equal during those periods.
During the three and nine months ended September 30, 2021, aggregate cash distributions declared per share of Class A and Class T common stock were $0.04287500 and $0.12862500, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three and nine months ended September 30, 2022, the Company did not declare any distributions.
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
September 30, 2022
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Issued Accounting Standards Update
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”) to provide temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Modified contracts that meet the following criteria are eligible for relief from the modification accounting requirements under GAAP: (1) The contract references LIBOR or another rate that is expected to be discontinued due to reference rate reform, (2) The modified terms directly replace or have the potential to replace the reference rate that is expected to be discontinued due to reference rate reform, and (3) Any contemporaneous changes to other terms (i.e., those that do not directly replace or have the potential to replace the reference rate) that change or have the potential to change the amount and timing of contractual cash flows must be related to the replacement of the reference rate. For a contract that meets the criteria, the guidance generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. In addition, ASU No. 2020-04 provides various optional expedients for hedging relationships affected by reference rate reform, if certain criteria are met. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. In October 2022, the FASB approved a two-year extension of the temporary accounting relief provided under ASU No. 2020-04 to December 31, 2024. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. An entity may elect to apply the amendments in ASU No. 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through September 30, 2022, the Company did not have any contract modifications that met the criteria described above. Certain of the Company’s loan agreements, derivative instruments, and lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
4. REAL ESTATE
As of September 30, 2022, the Company’s portfolio of real estate was composed of four office buildings containing 599,030 rentable square feet, which were collectively 73.1% occupied. The following table provides summary information regarding the properties owned by the Company as of September 30, 2022 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$38,450	$(395)	$38,055
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,151	(13,576)	33,575
Institute Property	11/09/2017	Chicago	IL	Office	29,340	—	29,340
210 W. Chicago	10/05/2020	Chicago	IL	Office	4,699	(247)	4,452
					$119,640	$(14,218)	$105,422
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of September 30, 2022, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$38,055	31.7%	$3,478	$29.96	51.8%
The Offices at Greenhouse	Houston, TX	203,284	33,575	27.9%	3,885	20.56	92.9%
Institute Property	Chicago, IL	155,385	29,340	24.4%	3,500	28.69	78.5%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2022, the leases had remaining terms, excluding options to extend, of up to 8.4 years with a weighted-average remaining term of 3.3 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.8 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022 and 2021, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.6 million and $(0.2) million, respectively. As of September 30, 2022 and December 31, 2021, the cumulative deferred rent balance was $5.2 million and $4.1 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.2 million and $1.9 million of unamortized lease incentives as of September 30, 2022 and December 31, 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
4. REAL ESTATE (CONTINUED)
As of September 30, 2022, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

October 1, 2022 through December 31, 2022	$2,614
2023	10,484
2024	9,561
2025	6,515
2026	6,231
Thereafter	11,901
$47,306

As of September 30, 2022, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 26% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of September 30, 2022, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of September 30, 2022, the Company’s real estate properties were leased to 51 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,481	39.7%
Computer system design and related services	3	1,380	12.2%
		$5,861	51.9%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of September 30, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of September 30, 2022, no other tenant industries accounted for more than 10% of annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
4. REAL ESTATE (CONTINUED)
Impairment of Real Estate
During the three and nine months ended September 30, 2022, the Company recorded non-cash impairment charges of $2.5 million and $14.2 million, respectively, to write down the carrying values of the Commonwealth Building in Portland, Oregon and the Institute Property in Chicago, Illinois, to their estimated fair values as follows:
•Commonwealth Building - During the nine months ended September 30, 2022, the Company recorded non-cash impairment charges of $9.6 million related to the Commonwealth Building as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of September 30, 2022, the Commonwealth Building was 51.8% occupied. The Company is projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations and increased crime in the downtown area. Downtown Portland is experiencing record high office vacancies and it is uncertain when the market will fully recover.
•Institute Property - During the three and nine months ended September 30, 2022, the Company recorded non-cash impairment charges of $2.5 million and $4.6 million, respectively, related to the Institute Property as a result of changes in cash flow estimates including a change in leasing projections and an increase in the capitalization rate, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to a reduction in the projected sale price as a result of increased cap rates in the current market environment, as well as a reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.
During the three and nine months ended September 30, 2021, the Company recorded non-cash impairment charges of $8.8 million to write down the carrying value of the Commonwealth Building to its estimated fair value as a result of a decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of September 30, 2022 and December 31, 2021, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Cost	$6,684	$7,873	$178	$178	$(2,568)	$(2,704)
Accumulated Amortization	(4,623)	(4,768)	(122)	(106)	2,006	1,866
Net Amount	$2,061	$3,105	$56	$72	$(562)	$(838)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Amortization	$(287)	$(469)	$(5)	$(5)	$88	$163

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021
Amortization	$(925)	$(1,326)	$(16)	$(15)	$276	$565

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
6. NOTES PAYABLE
As of September 30, 2022 and December 31, 2021, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of September 30, 2022 (1)	Effective Interest Rate at September 30, 2022 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$45,681	$45,681	One-month LIBOR + 1.80% (3)	4.73%	Interest Only	02/01/2023
Modified Term Loan (4)	52,260	52,260	One-month Term SOFR + 0.10% + 2.00% (4)	5.14%	Interest Only	11/09/2023
210 W. Chicago Mortgage Loan (5)	3,670	3,725	One-month LIBOR + 2.20%	5.45%	Principal & Interest (5)	06/28/2024
Notes payable principal outstanding	$101,611	$101,666
Deferred financing costs, net	(138)	(212)
Notes payable, net	$101,473	$101,454
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2022. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2022, where applicable.
(2) Represents the maturity date as of September 30, 2022.
(3) The interest rate under this loan is calculated at a variable rate of 180 basis points over one-month LIBOR, but at no point shall the interest rate be less than 2.05%. On November 9, 2022, the Company entered into a modification agreement with the lender under the Commonwealth Building Mortgage Loan. See Note 11, “Subsequent Events – Commonwealth Building Mortgage Loan Modification.”
(4) See below, “ – Recent Financing Transactions – Modified Term Loan.”
(5) Monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
During the three and nine months ended September 30, 2022, the Company incurred $1.2 million and $2.4 million of interest expense, respectively. During the three and nine months ended September 30, 2021, the Company incurred $0.6 million and $1.8 million of interest expense, respectively. As of September 30, 2022 and December 31, 2021, $0.4 million and $0.3 million of interest expense were payable, respectively. Included in interest expense during the three and nine months ended September 30, 2022 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Included in interest expense during the three and nine months ended September 30, 2021 were $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments decreased interest expense by $7,000 and $0.2 million for the three and nine months ended September 30, 2022, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments increased interest expense by $23,000 and $54,000 for the three and nine months ended September 30, 2021, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
6. NOTES PAYABLE (CONTINUED)
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of September 30, 2022 (in thousands):

October 1, 2022 through December 31, 2022	$19
2023	98,015
2024	3,577
2025	—
2026	—
Thereafter	—
$101,611

Recent Financing Transactions
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
The Modified Term Loan bears interest at the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) with a tenor comparable to one-month plus 10 basis points (collectively, the “Adjusted Term SOFR”) plus 200 basis points per annum prior to May 9, 2023. On and after May 9, 2023, the Modified Term Loan will bear interest at Adjusted Term SOFR plus 250 basis points per annum. Monthly payments are interest-only with the remaining principal balance, all accrued and unpaid interest and all other sums due under the loan documents payable at maturity. The Company has the right to prepay all or a portion of the Modified Term Loan at any time, subject to certain fees and conditions contained in the loan documents.
Subject to certain terms and conditions contained in the loan documents, cash currently held by the Company may only be used for the Company’s operating costs including but not limited to the Company’s general and administrative costs, liquidation costs (which may include proxy solicitation costs, DST transfer agent costs, legal costs, tail insurance policy costs and other reasonable and customary costs to maintain the Company in good standing), capital costs (including building improvements, tenant improvements and leasing commissions at its owned properties) and any other reasonable costs and expenses required to maintain the Company as a going concern (collectively “REIT Operating Costs”), but for no other purpose. Further, the Company is required to deposit any cash amount held by the Company exceeding $7.0 million into an account controlled by the Lender or apply it to pay down the Modified Term Loan. The Company is prohibited from making any cash distributions (other than REIT Operating Costs) except for amounts needed to maintain REIT status and redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program) not exceeding $250,000 annually, in the aggregate, for any calendar year. In addition, on a monthly basis, any excess cash flow (as defined in the modification agreement) from the Offices at Greenhouse and the Institute Property is required to be deposited into an account which will serve as additional security for the loan.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
6. NOTES PAYABLE (CONTINUED)
KBSGI REIT Properties, LLC (“KBS GI REIT Properties”), the Company’s wholly owned subsidiary, in connection with the Modified Term Loan, provided a guaranty of the payment of principal balance and any interest or other sums outstanding under the Modified Term Loan as of the date such amounts become due. KBS GI REIT Properties is also providing a guaranty of the payment of certain liabilities, losses, damages, costs and expenses (including legal fees) incurred by the Lender as a result of an environmental matter if the Borrower fails to maintain a satisfactory environmental insurance policy, as further described in the amended and restated guaranty.

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
The following table summarizes the notional amount and other information related to the Company’s interest rate swap as of September 30, 2022 and December 31, 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	September 30, 2022		December 31, 2021		Reference Rate as of September 30, 2022	Fix Pay Rate as of September 30, 2022	Remaining Term in Years as of September 30, 2022
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Interest Rate Swap	1	$30,000	1	$30,000	One-month LIBOR/ Fixed at 2.82%	2.82%	0.1

The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 (dollars in thousands):

		September 30, 2022		December 31, 2021
Derivative Instruments	Balance Sheet Location	Number of Instruments	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swap	Prepaid expenses and other assets, at fair value	1	$7	—	$—
Interest Rate Swap	Other liabilities, at fair value	—	$—	1	$(610)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
7. DERIVATIVE INSTRUMENTS (CONTINUED)
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Income statement related
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$46	$453	$402	$1,334
Unrealized gain on interest rate swaps	(53)	(430)	(617)	(1,280)
(Decrease) increase in interest expense as a result of derivatives	$(7)	$23	$(215)	$54

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
September 30, 2022
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of September 30, 2022 and December 31, 2021, which carrying amounts generally do not approximate the fair values (in thousands):

	September 30, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$101,611	$101,473	$94,316	$101,666	$101,454	$100,367

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.
As of September 30, 2022, the Company measured the following derivative instruments at fair value (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Basis:
Asset derivative - interest rate swap	$7	$—	$7	$—

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
8. FAIR VALUE DISCLOSURES (CONTINUED)
During the nine months ended September 30, 2022, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate (1)	$70,930	$—	$—	$70,930
_____________________
(1) Amount represents the fair value for real estate assets impacted by an impairment charge during the nine months ended September 30, 2022, as of the date that the fair value measurement was made, which was June 30, 2022 for the Commonwealth Building and September 30, 2022 for the Institute Property. The carrying value for the real estate asset measured at a reporting date other than September 30, 2022 may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the nine months ended September 30, 2022, the Commonwealth Building and the Institute Property were measured at their estimated fair values based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of the Commonwealth Building include a discount rate of 10.00% and a terminal cap rate of 6.50% and the significant unobservable inputs the Company used in measuring the estimated fair value of the Institute Property include a discount rate of 8.00% and a terminal cap rate of 6.75%. See Note 4, “Real Estate - Impairment of Real Estate” for further discussion on the impaired real estate property.

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
September 30, 2022
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
During the nine months ended September 30, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2022 and 2021, and any related amounts receivable and payable as of September 30, 2022 and December 31, 2021 (in thousands).

	Incurred				Receivable as of		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021
Expensed
Asset management fees (1)	$442	$439	$1,308	$1,301	$—	$—	$8,949	$7,641
Reimbursement of operating expenses (2)	26	57	104	221	—	276	10	19
Property management fees (3)	24	29	70	88	—	—	8	8
Other Arrangement
Advisor advance for cash distributions (4)	—	—	—	—	—	—	1,338	1,338
	$492	$525	$1,482	$1,610	$—	$276	$10,305	$9,006
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. As of September 30, 2022, the Company had accrued and deferred payment of $8.9 million of asset management fees related to the periods from October 2017 through September 2022.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below.
(4) See “Advance from the Advisor” below.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2022
(unaudited)
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $26,000 and $99,000 for the three and nine months ended September 30, 2022, respectively, and $57,000 and $216,000 for the three and nine months ended September 30, 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the periods. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
The receivable as of December 31, 2021 includes $0.3 million of estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed. During the nine months ended September 30, 2022, the Company incurred $0.2 million of legal and accounting costs related to the investigation of this matter. As of September 30, 2022, the Advisor had reimbursed the Company $0.5 million for amounts inappropriately charged to the Company and for legal and accounting costs incurred related to the investigation of this matter.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2022 did not exceed the charter-imposed limitation.
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of September 30, 2022, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which is included in due to affiliates in the Company’s consolidated balance sheet. The Company is only obligated to repay the Advisor for its advance if and to the extent that:
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
September 30, 2022
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
September 30, 2022
(unaudited)
11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Commonwealth Building Mortgage Loan Modification
On January 18, 2018, the Company, through an indirect wholly owned subsidiary (the “Commonwealth Borrower”) entered into a loan agreement (the “Commonwealth Loan Agreement”) secured by the Commonwealth Building in Portland, Oregon with the Metropolitan Life Insurance Company (the “Commonwealth Lender”), an unaffiliated lender, for borrowings of up to $51.4 million (the “Commonwealth Building Mortgage Loan”).
On November 9, 2022, the Commonwealth Borrower entered into a letter modification agreement (the “Agreement”) with the Commonwealth Lender to provide for the ability to request one or more conditional advances in an amount not to exceed approximately $2.0 million to pay for certain tenant improvements, leasing commissions, real estate taxes, insurance premiums, and capital improvements costs as specified in the Agreement (the “Special Conditional Advances”). As of November 9, 2022, the outstanding principal balance under the Commonwealth Building Mortgage Loan was $45.7 million. In connection with the Commonwealth Lender’s consideration in making the Special Conditional Advances, the Commonwealth Lender and the Commonwealth Borrower agreed to modify certain terms of the Commonwealth Loan Agreement pursuant to and subject to the terms and conditions set forth in the Agreement.
Beginning November 1, 2022, all rents and other sums due under tenant leases at the Commonwealth Building will be deposited into a lockbox account. The Commonwealth Lender will establish a cash management account and on a monthly basis will apply all funds on deposit to the Commonwealth Borrower or the Commonwealth Lender for payment of the Commonwealth Building’s expenses and costs as approved by the Commonwealth Lender and in the order of priority as specified in the Agreement, including property operating expenses, property taxes, insurance premiums, tenant improvements and leasing commissions and for monthly debt service and other costs due under the Commonwealth Building Mortgage Loan. Funds deposited into the lockbox account and the cash management account will serve as additional security for the Commonwealth Building Mortgage Loan and the Commonwealth Borrower is required to maintain the lockbox account for as long as the Commonwealth Building Mortgage Loan remains outstanding.
The Commonwealth Borrower and KBS GI REIT Properties, shall be liable to the Commonwealth Lender for any damages, costs and expenses actually incurred by the Commonwealth Lender arising from, or in connection with, the Commonwealth Borrower’s failure, subject to the terms and conditions of the Agreement to (i) establish the lockbox account as required pursuant to the Agreement, but only to the extent that such failure results from any act or omission of the Commonwealth Borrower or any affiliate of the Commonwealth Borrower, (ii) send Tenant Direction Notices (as defined in the Agreement) as and when required pursuant to the Agreement, or (iii) cause all revenue derived from the Commonwealth Building and received by the Commonwealth Borrower, the Commonwealth Building property manager or co-manager and/or reimbursements collected by the Commonwealth Borrower, the Commonwealth Building property manager or co-manager on behalf of the Commonwealth Borrower, in each case to be deposited into the lockbox account to the extent required pursuant to the Agreement. These obligations are in addition to the guaranties the Commonwealth Borrower and KBS GI REIT Properties provided pursuant to the Commonwealth Loan Agreement.
In addition, the Commonwealth Lender waived the requirement for the Commonwealth Borrower to enter into an interest rate cap agreement pursuant to the terms of the Commonwealth Loan Agreement. Given the waiver, KBS GI REIT Properties no longer has liability for the Commonwealth Borrower’s failure to provide for the interest rate cap agreement. The Agreement also removes the ability to extend the maturity date of the Commonwealth Building Mortgage Loan beyond February 1, 2023.
In addition, neither the Commonwealth Borrower nor KBS GI REIT Properties shall have liability under the Commonwealth Loan Agreement for any failure to pay property taxes for the period from July 1, 2022 through June 30, 2023 and afterwards and insurance premiums for the calendar year 2023 and afterwards, subject to the terms and conditions set forth in the Agreement. Except as expressly modified by the Agreement, the terms and conditions as set forth in the original agreements related to the Commonwealth Building Mortgage Loan remain in full force and effect.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Growth & Income REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies, prospects and a proposed Plan of Liquidation (defined herein) and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth below, as being heightened as a result of the continued disruptions in the financial markets.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The COVID-19 pandemic continues to be one of the most significant risks and uncertainties facing us and the real estate industry generally, and in particular office REITs like our company. We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the demand for office space, resulting in slower overall leasing and an adverse impact to our operations.
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
•We owe substantial fees to and expenses of our advisor and its affiliates. To the extent these fees are paid, the payments will decrease the amount of cash available for liquidating distribution to our stockholders.
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
•As of September 30, 2022, we had a limited portfolio of four real estate investments, which may cause the value of an investment in us to vary more widely with the performance of specific assets in our portfolio and cause our general and administrative expenses to constitute a greater percentage of our revenue.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee related to the periods from October 2017 through September 2022. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations may be adversely affected.

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
•We have debt obligations with variable interest rates. The interest and related payments will vary with the movement of SOFR or other indexes. Increases in the indexes will increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
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
•Our share redemption program only provides for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2022 was $250,000 in the aggregate, of which $26,000 was used for such special redemptions from January through October 2022. Our share redemption program does not provide for ordinary redemptions and we can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
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
Through our capital raising activities, we raised $94.0 million from the sale of 10,403,922 shares of our common stock, including $8.5 million from the sale of 924,286 shares of common stock under our distribution reinvestment plan. As of September 30, 2022, we had 9,851,052 and 307,606 Class A and Class T shares outstanding, respectively.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of September 30, 2022, we owned four office buildings.

Going Concern Considerations
The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. We have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 73.1% as of September 30, 2022 and such occupancy may continue to decrease in the future as tenant leases expire. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of our properties in our portfolio. Additionally, the Commonwealth Building Mortgage Loan with an outstanding principal balance of $45.7 million is maturing in February 2023 and the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, we do not expect to be able to refinance these loans at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loans. With our limited amount of cash on hand, our ability to make any loan paydowns, without the sale of real estate assets, is severely limited. If we are unable to meet our payment obligations at maturity of the respective loans because we cannot refinance the loans, the lenders could foreclose on the assets that are pledged as collateral to such lender. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, we will need to spend a substantial amount on capital leasing costs, however we have limited amounts of liquidity to make these capital commitments. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to refinance our mortgage debt. No assurances can be given that we will be successful in achieving these objectives.

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
COVID-19 Pandemic and Portfolio Outlook
One of the most significant risks and uncertainties facing us and the real estate industry generally, and in particular office REITs like our company, continues to be the effect of the public health crisis of the novel coronavirus disease (“COVID-19”) pandemic. We recognized impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020, the Commonwealth Building during the year ended December 31, 2021 and the Commonwealth Building and the Institute Property during the nine months ended September 30, 2022.
We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021 and the first, second and third quarters of 2022, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels. Potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the demand for office space, resulting in slower overall leasing and an adverse impact to our operations.
The current challenging economic circumstances have created a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which have become more difficult as a result of the impacts of COVID-19 on the demand for office space, in particular in the Portland area where one of our properties is located which has been further impacted by the social unrest that continues in the area. In addition, due to the impact of COVID-19, the leasing environment in the short-term will be challenging and the time to lease up and stabilize a property will be extended. More specifically, our office properties in Portland and Chicago will likely take more time to stabilize than previously anticipated and our ability to create value for our stockholders through the stabilization and disposition of these assets will be adversely affected. In addition, the timing in which we may be able to implement a liquidation strategy will be affected.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
As described above under “—Overview – Going Concern Considerations,” our management determined that substantial doubt exists about our ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, as described above under “—Overview – Plan of Liquidation,” our board of directors expects to approve the sale of all of our assets and our dissolution pursuant to the terms of a Plan of Liquidation and submit such plan to our stockholders for approval. The principal purpose of a Plan of Liquidation will be to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. Subject to the approval of our board of directors and our stockholders of a Plan of Liquidation we expect our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with a Plan of Liquidation; payments under debt obligations; special redemptions of common stock; capital commitments; and payments of distributions to stockholders pursuant to a Plan of Liquidation. If a Plan of Liquidation is approved by our board of directors and our stockholders, we expect to use our cash on hand and proceeds from the sale of properties as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments and proceeds from debt financing; however, asset sales will further reduce cash flow from these sources during the implementation of a Plan of Liquidation, if it is approved by our board of directors and our stockholders. Although this is the current intention of our board of directors, we can provide no assurance as to the ultimate approval of a Plan of Liquidation or the timing of the liquidation of the company.
Our share redemption program only provides for special redemptions. The dollar amounts available for such redemptions are determined by the board of directors and may be adjusted from time to time. The dollar amount limitation for such redemptions for the calendar year 2022 is $250,000 in the aggregate, of which $26,000 was used for such special redemptions from January through October 2022. Our share redemption program does not provide for ordinary redemptions and we can provide no assurances, when, if ever, we will provide for redemptions other than special redemptions.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of September 30, 2022, we had mortgage debt obligations in the aggregate principal amount of $101.6 million and our aggregate borrowings were approximately 63% of our net assets before deducting depreciation and other non-cash reserves. As of September 30, 2022, the Commonwealth Building Mortgage Loan with an outstanding principal balance of $45.7 million is maturing during the 12 months ending September 30, 2023 and the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023. Due to the decrease in occupancies and a decrease in market values of the properties securing these two loans, we do not expect to be able to refinance these loans at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loans. With our limited amount of cash on hand, our ability to make any loan paydowns, without the sale of real estate assets, is severely limited. In particular, with respect to the Commonwealth Building Mortgage Loan, the indebtedness may exceed the market value of the Commonwealth Building securing the loan. Given the current disruptions in the market, rising interest rates and inflation, the cash flow from the property may be insufficient to cover debt service and other required payments due on the loan which may result in a payment default. In the event we default on the loan, the lender would be entitled to foreclose on the property.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we use our capital resources to make certain payments to our advisor and our affiliated property manager.
We pay our advisor fees in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee is a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. The cost of our real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and fees and expenses related to the acquisition, but excluding acquisition fees paid or payable to our advisor. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 30, 2022. Our advisor’s waiver and deferral of its asset management fees resulted in additional cash being available to fund our operations. If our advisor chooses to no longer defer such fees, our ability to fund our operations may be adversely affected. We also continue to reimburse our advisor and our dealer manager for certain stockholder services.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2022 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows from Operating Activities
As of September 30, 2022, we owned four office properties. During the nine months ended September 30, 2022, net cash used in operating activities was $0.2 million. During nine months ended September 30, 2021, net cash provided by operating activities was $0.9 million. Net cash used in operating activities increased due to a decrease in rental income and the payment of lease incentives during 2022. We expect cash flows provided by operating activities to decrease in future periods to the extent a Plan of Liquidation is approved by our board of directors and our stockholders and we begin selling our assets. In addition, to the extent the impacts of COVID-19 continue to be felt by our tenants, our tenants may defer rent payments or be unable to pay rent or we may be unable to re-lease space vacated by our current tenants which could reduce our cash flow provided by operating activities. Further, downtown Portland, where one of our properties is located is experiencing record high vacancies due to the impact of the disruptions caused by protests and demonstrations and increased crime in the downtown area, and it is uncertain when the market will fully recover which we expect to adversely impact our cash flows from operating activities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $0.8 million due to improvements to real estate.
Cash Flows from Financing Activities
During the nine months ended September 30, 2022, net cash used in financing activities was $0.2 million due to principal payments on notes payable, payments of deferred financing costs and redemption of common stock.
Debt Obligations
The following is a summary of our contractual obligations as of September 30, 2022 (in thousands).

		Payments Due During the Years Ending December 31,
Debt Obligations	Total	Remainder of 2022	2023-2024	2025-2026
Outstanding debt obligations (1)	$101,611	$19	$101,592	$—
Interest payments on outstanding debt obligations (2)	4,100	1,288	2,812	—
_____________________
(1) Amounts include principal payments only.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of September 30, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps). We incurred interest expense of $2.8 million, excluding amortization of deferred financing costs totaling $0.2 million and unrealized gains on derivative instruments of $0.6 million during the nine months ended September 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
Overview
As of September 30, 2022 and 2021, we owned four office properties. If a Plan of Liquidation is approved by our board of directors and our stockholders, we will undertake an orderly liquidation by selling all of our assets, paying our debts, providing for known and unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, subject to other factors as described below, we expect income and expenses to decrease in future periods due to disposition activity.
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2022 and 2021 (dollar amounts in thousands):
Comparison of the three months ended September 30, 2022 versus the three months ended September 30, 2021

	For the Three Months Ended September 30,		Increase (Decrease)	Percentage Change
	2022	2021
Rental income	$3,589	$4,004	$(415)	(10)%
Other operating income	35	63	(28)	(44)%
Operating, maintenance and management costs	943	1,063	(120)	(11)%
Property management fees and expenses to affiliate	24	29	(5)	(17)%
Real estate taxes and insurance	849	780	69	9%
Asset management fees to affiliate	442	439	3	1%
General and administrative expenses	372	418	(46)	(11)%
Depreciation and amortization	1,468	1,987	(519)	(26)%
Interest expense	1,243	620	623	100%
Impairment charges on real estate	2,490	8,779	(6,289)	(72)%
Interest and other income	14	—	14	100%

Rental income decreased from $4.0 million for the three months ended September 30, 2021 to $3.6 million for the three months ended September 30, 2022, primarily due to a decrease in occupancy rate from 80.8% as of September 30, 2021 to 73.1% as of September 30, 2022 as a result of lease expirations. Overall, we expect rental income to decrease in future periods due to anticipated future dispositions of real estate properties and uncertainty and business disruptions as a result of the outbreak of COVID-19 and social unrest in the Portland area where one of our properties is located. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Operating, maintenance, and management costs decreased from $1.1 million for the three months ended September 30, 2021 to $0.9 million for the three months ended September 30, 2022, primarily due to a decrease in operating costs, including janitorial and repairs and maintenance costs, as a result of a decrease in physical occupancy at our real estate properties. We expect operating, maintenance, and management costs to decrease in future periods due to anticipated future dispositions of real estate properties, offset by general increase due to inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance remained consistent at $0.8 million for the three months ended September 30, 2022 and 2021. We expect real estate taxes and insurance to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by general increase due to inflation.
Asset management fees to affiliate remained consistent at $0.4 million for the three months ended September 30, 2022 and 2021. We expect asset management fees to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by increases in capital improvements. As of September 30, 2022, we had accrued and deferred payment of $8.9 million of asset management fees related to the periods from October 2017 through September 30, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
General and administrative expenses remained consistent at $0.4 million for the three months ended September 30, 2022 and 2021. General and administrative costs consisted primarily of legal fees, internal audit compensation expense, errors and omissions insurance, board of directors fees and audit cost.
Depreciation and amortization decreased from $2.0 million for the three months ended September 30, 2021 to $1.5 million for the three months ended September 30, 2022, primarily due to lease expirations, early lease terminations and reduced depreciable asset basis for the Commonwealth Building as a result of non-cash impairment charges recorded subsequent to September 30, 2021. We expect depreciation and amortization to decrease in future periods due to anticipated future dispositions of real estate properties and fully amortized tenant origination and absorption costs related to lease expirations, partially offset by increases in capital improvements.
Interest expense increased from $0.6 million for the three months ended September 30, 2021 to $1.2 million for the three months ended September 30, 2022. Included in interest expense is the amortization of deferred financing costs of $0.1 million for the three months ended September 30, 2022 and 2021. Interest expense (including gains and losses) incurred as a result of our derivative instruments, decreased interest expense by $7,000 for the three months ended September 30, 2022 and increased interest expense by $23,000 for the three months ended September 30, 2021. The increase in interest expense is primarily due to an increase in one-month LIBOR and one-month Term SOFR and its impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR and one-month Term SOFR and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the three months ended September 30, 2022, we recorded non-cash impairment charges of $2.5 million to write down the carrying value of the Institute Property to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections and an increase in the capitalization rate, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. During the three months ended September 30, 2021, we recorded $8.8 million to write down the carrying value of the Commonwealth Building to its estimated fair value as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections during the three months ended September 30, 2022 and 2021 was primarily due to reduced demand for the office space at both properties resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. Moreover, the decrease in cash flow projections during the three months ended September 30, 2021 for the Commonwealth building was also affected by the disruptions caused by protests and demonstrations and increased crime in the downtown area of Portland, Oregon, where the property is located. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Comparison of the nine months ended September 30, 2022 versus the nine months ended September 30, 2021

	For the Nine Months Ended September 30,		Increase (Decrease)	Percentage Change
	2022	2021
Rental income	$10,906	$12,379	$(1,473)	(12)%
Other operating income	111	132	(21)	(16)%
Operating, maintenance and management costs	2,768	2,828	(60)	(2)%
Property management fees and expenses to affiliate	70	88	(18)	(20)%
Real estate taxes and insurance	2,405	2,274	131	6%
Asset management fees to affiliate	1,308	1,301	7	1%
General and administrative expenses	1,405	1,340	65	5%
Depreciation and amortization	4,520	5,865	(1,345)	(23)%
Interest expense	2,384	1,801	583	32%
Impairment charges on real estate	14,223	8,779	5,444	62%
Interest and other income	19	—	19	100%

Rental income decreased from $12.4 million for the nine months ended September 30, 2021 to $10.9 million for the nine months ended September 30, 2022, primarily due to a decrease in occupancy rate from 80.8% as of September 30, 2021 to 73.1% as of September 30, 2022 as a result of lease expirations. Overall, we expect rental income to decrease in future periods due to anticipated future dispositions of real estate properties and uncertainty and business disruptions as a result of the outbreak of COVID-19 and social unrest in the Portland area where one of our properties is located. See “Market Outlook - Real Estate and Real Estate Finance Markets - COVID-19 Pandemic and Portfolio Outlook” for a discussion on the impact of the COVID-19 pandemic on our business.
Operating, maintenance, and management costs remained consistent at $2.8 million for the nine months ended September 30, 2022 and 2021. We expect operating, maintenance, and management costs to decrease in future periods due to anticipated future dispositions of real estate properties, offset by general increase due to inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance increased from $2.3 million for the nine months ended September 30, 2021 to $2.4 million for the nine months ended September 30, 2022, primarily due to a net increase in property taxes due to increased property values and rates. We expect real estate taxes and insurance to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by general increase due to inflation.
Asset management fees to affiliate remained consistent at $1.3 million for the nine months ended September 30, 2022 and 2021. We expect asset management fees to decrease in future periods due to anticipated future dispositions of real estate properties, partially offset by increases in capital improvements. As of September 30, 2022, we had accrued and deferred payment of $8.9 million of asset management fees related to the periods from October 2017 through September 30, 2022.
General and administrative expenses increased from $1.3 million for the nine months ended September 30, 2021 to $1.4 million for the nine months ended September 30, 2022, primarily due to legal fees related to our plan of liquidation incurred during the nine months ended September 30, 2022, offset by a decrease in internal audit compensation expense. General and administrative costs consisted primarily of legal fees, internal audit compensation expense, errors and omissions insurance, board of directors fees and audit cost.
Depreciation and amortization decreased from $5.9 million for the nine months ended September 30, 2021 to $4.5 million for the nine months ended September 30, 2022, primarily due to lease expirations, early lease terminations and reduced depreciable asset basis for the Commonwealth Building as a result of non-cash impairment charges recorded subsequent to September 30, 2021. We expect depreciation and amortization to decrease in future periods due to anticipated future dispositions of real estate properties and fully amortized tenant origination and absorption costs related to lease expirations, partially offset by increases in capital improvements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest expense increased from $1.8 million for the nine months ended September 30, 2021 to $2.4 million for the nine months ended September 30, 2022. Included in interest expense is the amortization of deferred financing costs of $0.2 million for the nine months ended September 30, 2022 and 2021. Interest expense (including gains and losses) incurred as a result of our derivative instruments, decreased interest expense by $0.2 million for the nine months ended September 30, 2022 and increased interest expense by $54,000 for the nine months ended September 30, 2021. The increase in interest expense is primarily due to an increase in one-month LIBOR and one-month Term SOFR and its impact on interest expense related to our variable rate debt, offset by a decrease in interest expense due to the expiration of an interest rate swap in November 2021 that was not accounted for as a cash flow hedge. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated future asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR and one-month Term SOFR and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the nine months ended September 30, 2022, we recorded non-cash impairment charges of $14.2 million to write down the carrying value of the Commonwealth Building and the Institute Property to their estimated fair values as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the properties. In addition, the Commonwealth Building has experienced a continued decrease in occupancy. As of September 30, 2022, the Commonwealth Building was 51.8% occupied. During the nine months ended September 30, 2021, we recorded non-cash impairment charges of $8.8 million to write down the carrying value of the Commonwealth Building to its estimated fair value as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections during the nine months ended September 30, 2022 and 2021 was primarily due to reduced demand for the office space at both properties resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. Moreover, the decrease in cash flow projections during the nine months ended September 30, 2022 and 2021 for the Commonwealth building was also affected by the disruptions caused by protests and demonstrations and increased crime in the downtown area of Portland, Oregon, where the property is located. Further, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted.

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
Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT, is presented in the following table, along with our calculation of MFFO, for the three and nine months ended September 30, 2022 and 2021, respectively (in thousands). No conclusions or comparisons should be made from the presentation of these periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(4,193)	$(10,048)	$(18,047)	$(11,765)
Depreciation of real estate assets	908	1,142	2,767	3,451
Amortization of lease-related costs	560	845	1,753	2,414
Impairment charges on real estate	2,490	8,779	14,223	8,779
FFO	(235)	718	696	2,879
Straight-line rent and amortization of above- and below-market leases, net	(228)	(89)	(885)	(305)
Unrealized gain on derivative instruments	(53)	(430)	(617)	(1,280)
MFFO	$(516)	$199	$(806)	$1,294

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
Commonwealth Building Mortgage Loan Modification
On November 9, 2022, we, through an indirect wholly owned subsidiary, entered into a letter modification agreement with the lender under the Commonwealth Building Mortgage Loan. See Part II, Item 5 “Other Information – Commonwealth Building Mortgage Loan Modification.”

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
We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt mature or is otherwise terminated. However, interest rate changes will affect the fair value of fixed rate instruments. At September 30, 2022, we did not have any fixed rate debt outstanding.
Conversely, movements in interest rates on variable rate debt would change future earnings and cash flows, but not significantly affect the fair value of the debt. However, changes in required risk premiums would result in changes in the fair value of variable rate instruments. At September 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $71.6 million of variable rate debt outstanding, after giving consideration to the impact of interest rate swap agreements on approximately $30.0 million of our variable debt. Based on interest rates as of September 30, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2023, interest expense on our variable rate debt would increase or decrease by $0.7 million.
The weighted average interest rate of our variable rate debt at September 30, 2022 was 5.0%. The interest rate represents the actual interest rate in effect at September 30, 2022 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2022 where applicable.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.
If our advisor determines to no longer waive or defer certain fees due to them, our ability to fund our operations may be adversely affected.
From time to time, our advisor may agree to waive or defer all or a portion of the asset management or other fees, compensation or incentives due to it, pay general administrative expenses or otherwise supplement stockholder returns in order to increase the amount of cash available to fund our operations or make distributions to stockholders. Specifically, in the second and third quarters of 2017, our advisor waived its asset management fee and beginning October 2017 through September 30, 2022, the advisor deferred its asset management fee. If our advisor chooses to no longer waive or defer such fees, our ability to fund our operations may be adversely affected.
Inflation and increased interest rates may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our operations in the recent past, inflation is at a 40-year high and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement measures to conserve cash or preserve liquidity. Such measures could include reducing or suspending the number of shares redeemed under our share redemption program. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.
In addition, tenants and potential tenants of our properties may be adversely impacted by inflation and rising interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
Elevated market and economic volatility due to adverse economic and geopolitical conditions, such as the war in Ukraine, health crises or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of one or more of the following, among other potential consequences:
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•potential changes in customer behavior, such as the continued social acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments;
•significant job losses may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and
•to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

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
During the nine months ended September 30, 2022, redemptions under our share redemption program were funded with existing cash on hand and shares were redeemed pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	166	$3.38	(2)
February 2022	4,112	$3.38	(2)
March 2022	—	$—	(2)
April 2022	—	$—	(2)
May 2022	—	$—	(2)
June 2022	—	$—	(2)
July 2022	3,368	$3.38	(2)
August 2022	—	$—	(2)
September 2022	—	$—	(2)
Total	7,646
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limit the dollar value of shares that may be redeemed under the program as described above. Based on the redemption limitation described above and redemptions through September 30, 2022, we may redeem up to $224,000 of shares for the remainder of 2022.

Item 3. Defaults Upon Senior Securities
None.

PART II. OTHER INFORMATION (CONTINUED)
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Commonwealth Building Mortgage Loan Modification
On January 18, 2018, we, through an indirect wholly owned subsidiary (the “Commonwealth Borrower”) entered into a loan agreement (the “Commonwealth Loan Agreement”) secured by the Commonwealth Building in Portland, Oregon with the Metropolitan Life Insurance Company (the “Commonwealth Lender”), an unaffiliated lender, for borrowings of up to $51.4 million (the “Commonwealth Building Mortgage Loan”).
On November 9, 2022, the Commonwealth Borrower entered into a letter modification agreement (the “Agreement”) with the Commonwealth Lender to provide for the ability to request one or more conditional advances in an amount not to exceed approximately $2.0 million to pay for certain tenant improvements, leasing commissions, real estate taxes, insurance premiums, and capital improvements costs as specified in the Agreement (the “Special Conditional Advances”). As of November 9, 2022, the outstanding principal balance under the Commonwealth Building Mortgage Loan was $45.7 million. In connection with the Commonwealth Lender’s consideration in making the Special Conditional Advances, the Commonwealth Lender and the Commonwealth Borrower agreed to modify certain terms of the Commonwealth Loan Agreement pursuant to and subject to the terms and conditions set forth in the Agreement.
Beginning November 1, 2022, all rents and other sums due under tenant leases at the Commonwealth Building will be deposited into a lockbox account. The Commonwealth Lender will establish a cash management account and on a monthly basis will apply all funds on deposit to the Commonwealth Borrower or the Commonwealth Lender for payment of the Commonwealth Building’s expenses and costs as approved by the Commonwealth Lender and in the order of priority as specified in the Agreement, including property operating expenses, property taxes, insurance premiums, tenant improvements and leasing commissions and for monthly debt service and other costs due under the Commonwealth Building Mortgage Loan. Funds deposited into the lockbox account and the cash management account will serve as additional security for the Commonwealth Building Mortgage Loan and the Commonwealth Borrower is required to maintain the lockbox account for as long as the Commonwealth Building Mortgage Loan remains outstanding.
The Commonwealth Borrower and KBSGI REIT Properties, LLC (“KBS GI REIT Properties”), our wholly owned subsidiary, shall be liable to the Commonwealth Lender for any damages, costs and expenses actually incurred by the Commonwealth Lender arising from, or in connection with, the Commonwealth Borrower’s failure, subject to the terms and conditions of the Agreement to (i) establish the lockbox account as required pursuant to the Agreement, but only to the extent that such failure results from any act or omission of the Commonwealth Borrower or any affiliate of the Commonwealth Borrower, (ii) send Tenant Direction Notices (as defined in the Agreement) as and when required pursuant to the Agreement, or (iii) cause all revenue derived from the Commonwealth Building and received by the Commonwealth Borrower, the Commonwealth Building property manager or co-manager and/or reimbursements collected by the Commonwealth Borrower, the Commonwealth Building property manager or co-manager on behalf of the Commonwealth Borrower, in each case to be deposited into the lockbox account to the extent required pursuant to the Agreement. These obligations are in addition to the guaranties the Commonwealth Borrower and KBS GI REIT Properties provided pursuant to the Commonwealth Loan Agreement.
In addition, the Commonwealth Lender waived the requirement for the Commonwealth Borrower to enter into an interest rate cap agreement pursuant to the terms of the Commonwealth Loan Agreement. Given the waiver, KBS GI REIT Properties no longer has liability for the Commonwealth Borrower’s failure to provide for the interest rate cap agreement. The Agreement also removes the ability to extend the maturity date of the Commonwealth Building Mortgage Loan beyond February 1, 2023.
In addition, neither the Commonwealth Borrower nor KBS GI REIT Properties shall have liability under the Commonwealth Loan Agreement for any failure to pay property taxes for the period from July 1, 2022 through June 30, 2023 and afterwards and insurance premiums for the calendar year 2023 and afterwards, subject to the terms and conditions set forth in the Agreement. Except as expressly modified by the Agreement, the terms and conditions as set forth in the original agreements related to the Commonwealth Building Mortgage Loan remain in full force and effect.

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

10.1
Second Modification Agreement by and among KBSGI Office at Greeanhouse, LLC and KBSGI 213 West Institute Place, LLC and JPMORGAN CHASE BANK, N.A. dated August 1, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 12, 2022

10.2
Second Amended and Restated Guaranty by KBSGI REIT Properties, LLC for the benefit of JPMorgan Chase Bank, N.A. dated August 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 12, 2022

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

KBS GROWTH & INCOME REIT, INC.

Date:	November 10, 2022	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 10, 2022	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)