Form 10-K
period 2022-12-31
KBS Growth & Income REIT, Inc.
filed 2023-03-10
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is no established market for the Registrant’s shares of common stock. On December 6, 2021, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2021 of $3.38. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 6, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021. On December 15, 2022, the board of directors of the Registrant approved an estimated value per share of its common stock as of September 30, 2022 of $1.16. For a full description of the methodologies used to value the Registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of December 15, 2022, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” in this Annual Report on Form 10-K.
There were approximately 9,791,256 shares of Class A common stock and 310,974 of Class T common stock held by non-affiliates as of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 6, 2023, there were 9,838,569 outstanding shares of Class A common stock and 307,606 outstanding shares of Class T common stock of the Registrant.

FORWARD-LOOKING STATEMENTS
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Growth & Income REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies, prospects and the Plan of Liquidation (defined herein) and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K (the “Annual Report”).

SUMMARY RISK FACTORS
The following is a summary of the principal risks that could adversely affect our business, financial condition, operations and an investment in our common stock and implementation of the Plan of Liquidation, if approved by our stockholders. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the continued disruptions in the financial markets impacting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings.
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. In particular, the geographic regions where our properties are located have suffered more significant adverse economic effects following the COVID-19 pandemic relative to geographies in other parts of the country. The combination of the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Upcoming and recent tenant lease expirations amidst the aforementioned headwinds coupled with slower than expected return-to-office have had direct and material impacts on the value of our real estate and our ability to access the debt markets. Continued disruptions in the financial markets and economic uncertainty could adversely affect our ongoing operations as well as our ability to implement our Plan of Liquidation, if approved by our stockholders, and the liquidation proceeds available for distribution to our stockholders. Further, potential changes in customer behavior, such as the continued acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our operations and our ability to implement the proposed Plan of Liquidation and the total return to our stockholders. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment.

•Although our board of directors has approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurances whether we will be able to obtain the stockholder approval required to consummate the Plan of Liquidation, or if we do receive such approval, whether we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we intend. If we are unable to obtain the stockholder approval required to consummate the Plan of Liquidation, we may continue to operate under our current business plan or seek approval of a plan of liquidation at a future date. However, if we are unable to obtain the stockholder approval, we may be unable to meet our maturing debt obligations in the near term, including with respect to the Modified Term Loan maturing in November 2023. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties, LLC (“KBS GI REIT Properties”).
•We can give no assurance regarding the timing of asset dispositions and the sale prices we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders if the Plan of Liquidation is approved by our stockholders. In particular, our portfolio is highly leveraged and small changes to the values of our real estate assets used to estimate our range in liquidation proceeds have a large impact on our equity and related liquidating distributions to our stockholders.
•We owe substantial fees to and expenses of our advisor and its affiliates. Our advisor and its affiliates have waived some of these fees in connection with the implementation of the Plan of Liquidation. Payment of these fees will be made prior to any liquidating distributions to our stockholders.
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
•As of December 31, 2022, we had a limited portfolio of four real estate investments. As a result, downturns in geographic locations where our properties are located will have a more significant adverse impact on our net asset value than if we had been able to invest in a more diversified investment portfolio. In addition, due to the small size of our limited portfolio, our fixed costs associated with managing the REIT and our portfolio of real estate investments are a large percentage of our net operating income.
•Our advisor waived its asset management fee for the second and third quarters of 2017 and deferred its asset management fee related to the periods from October 2017 through September 30, 2022. In connection with our board of director’s approval of the Plan of Liquidation, our advisor agreed to waive payment of its asset management fee as of October 1, 2022 through our liquidation. In January 2023, our advisor agreed to waive $3.0 million of accrued asset management fees. If our advisor determines to no longer waive or defer certain fees owed to them, our ability to fund our operations and the amount of liquidating distributions to be paid to our stockholders if the Plan of Liquidation is approved by our stockholders may be adversely affected.
•Our policies do not limit us from incurring debt until our aggregate borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. Our current aggregate borrowings do not exceed this limit based on the cost of our tangible assets. However, as a result of decreased real estate values, we are currently highly leveraged and as a result, the ultimate net proceeds from liquidation paid to stockholders may be significantly impacted by small changes in real estate values as any impact to equity will impact the amount of cash available to make liquidating distributions.
•We have debt obligations with variable interest rates. The interest and related payments will vary with the movement of SOFR or other indexes. Increases in the indexes will increase the amount of our debt payments and limit our ability to pay liquidating distributions to our stockholders.

•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases, which have been more frequent due to the slow return to office resulting from the COVID-19 pandemic), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns. Further, the resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Non-renewals, terminations or lease defaults could reduce any net sales proceeds received upon the sale of the property and would adversely affect the amount of liquidating distributions our stockholders would receive if the Plan of Liquidation is approved by our stockholders.
•Our investments in real estate may be affected by unfavorable real estate market conditions, the rising interest rate environment, and general economic conditions, which could decrease the value of those assets. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and successfully implement the Plan of Liquidation, which could in turn reduce our stockholders’ returns and the amount of any liquidating distributions they receive.
•Continued disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as changes in the demand for office properties and uncertain economic conditions could adversely affect our ability to successfully implement our Plan of Liquidation if approved by our stockholders, which could reduce our stockholders’ returns and the amount of any liquidating distributions they receive.
•Our board of directors terminated our share redemption program, which was only available for death, disability or a determination of incompetence, effective for redemptions in December 2022 and we expect that any future liquidity for our stockholders will be in the form of liquidating distributions.

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
As of December 31, 2022, we had redeemed 482,013 and 5,613 Class A and Class T shares, respectively, for $3.9 million. On December 15, 2022, in connection with our approval of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective December 30, 2022.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of December 31, 2022, we owned four office buildings.
Going Concern Considerations
The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. We have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 73.0% as of December 31, 2022 and such occupancy may continue to decrease in the future as tenant leases expire due to the slower than expected return-to-office, which has adversely affected our portfolio of commercial office buildings. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of our properties in our portfolio.
As of February 13, 2023, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the amount outstanding on the loan on its February 1, 2023 due date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $46.3 million. Given the depressed office rental rates and the continued social unrest and increased crime in downtown Portland where the property is located, we do not anticipate any near-term recovery in value. We anticipate that we may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. Additionally, the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023. We do not expect to be able to refinance the Modified Term Loan at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loan. With our limited amount of cash on hand, our ability to make a loan paydown, without the sale of real estate assets, is severely limited. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, we will need to spend a substantial amount on capital leasing costs, however we have limited amounts of liquidity to make these capital commitments. In addition, the fixed costs associated with managing a public REIT, including the significant cost of compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to refinance our mortgage debt or sell the underlying properties prior to debt maturity. No assurances can be given that we will be successful in achieving these objectives.

Plan of Liquidation
Our board of directors and a special committee composed of all our independent directors (the “Special Committee”) has approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation. The Plan of Liquidation is subject to approval by our stockholders. On February 13, 2023, we commenced distribution of a definitive proxy statement to our stockholders for a liquidation vote to be held on May 9, 2023. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. We can provide no assurances as to the ultimate approval of the Plan of Liquidation by our stockholders or the timing of the liquidation of the company.
If our stockholders approve the Plan of Liquidation, we intend to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. In the interim, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for a potential sale.
We cannot complete the sale of all of our assets or our dissolution pursuant to the terms of the Plan of Liquidation unless our stockholders approve the Plan of Liquidation. If the Plan of Liquidation is not approved by our stockholders, our board of directors will meet to determine what other alternatives to pursue in the best interest of the company and our stockholders, including, without limitation, continuing to operate under our current business plan or seeking approval of a plan of liquidation at a future date. However, if we are unable to obtain the stockholder approval, we may be unable to meet our maturing debt obligations in the near term, including with respect to the Modified Term Loan maturing in November 2023. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties.
In connection with its consideration of a plan of liquidation, our board of directors determined to cease regular quarterly distributions with the first quarter of 2022 and terminated the share redemption program effective December 2022. We expect any future liquidity to our stockholders will be provided in the form of liquidating distributions.
Real Estate Portfolio
We have invested in core real estate properties. We acquired our first real estate property on August 12, 2015. As of December 31, 2022, our real estate portfolio, excluding the Commonwealth Building, which we anticipate that we may relinquish to the lender under the mortgage loan secured by the property for the reasons discussed above under “Going Concern Considerations,” was composed of three office buildings containing 374,908 rentable square feet, which were collectively 86.4% occupied. For more information on our real estate investments, including tenant information, see Part I, Item 2, “Properties.”

The following charts illustrate the geographic diversification of our real estate properties, excluding the Commonwealth Building, which we anticipate that we may relinquish to the lender under the mortgage loan secured by the property for the reasons discussed above under “Going Concern Considerations,” based on total leased square feet and total annualized base rent as of December 31, 2022:
Leased Square Feet
Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.

We have a stable tenant base, and we have tried to diversify our tenant base in order to limit exposure to any one tenant or industry. Our top ten tenants leasing space in our real estate portfolio, excluding space at the Commonwealth Building, which we anticipate that we may relinquish to the lender under the mortgage loan secured by the property for the reasons discussed above under “Going Concern Considerations,” represented approximately 75% of our total annualized base rent as of December 31, 2022. The chart below illustrates the diversity of tenant industries in our real estate portfolio based on total annualized base rent as of December 31, 2022:
Annualized Base Rent (1)
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
* “Other” includes any industry less than 2% of total.
Financing Objectives
We financed our real estate acquisitions with proceeds raised in our offerings and debt. We use proceeds from borrowings to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; or to provide working capital and for other liquidity needs.
As of December 31, 2022, we had debt obligations in the aggregate principal amount of $102.2 million, with a weighted-average remaining term of 0.53 years. Of this amount, $46.3 million relates to the mortgage debt on the Commonwealth Building which was in maturity default as of February 13, 2023. Our debt is composed of variable rate notes payable. The weighted-average interest rate of our variable rate debt as of December 31, 2022 was 8.2%. Excluding the Commonwealth Building mortgage loan, the weighted average interest rate of our variable rate debt as of December 31, 2022 was 6.5%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2022 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2022, where applicable.

The following table shows the current maturities, including principal amortization payments, of our debt obligations as of December 31, 2022 (in thousands):

2023 (1)	$98,603
2024	3,576
2025	—
2026	—
2027	—
Thereafter	—
$102,179
_____________________
(1) Amount includes $46.3 million related to Commonwealth Building Mortgage Loan which was in maturity default as of February 13, 2023. We anticipate that we may relinquish the Commonwealth Building to the lender under the mortgage loan for the reasons discussed above under “Going Concern Considerations.”
We expect our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), or effectively 75% of the cost of our tangible assets, though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2022, our aggregate borrowings were approximately 61% of our net assets before deducting depreciation and other non-cash reserves. Due to the current market environment, the value of our assets has been significantly impacted and our aggregate borrowing as a percentage of the current fair value of our assets before depreciation is substantially higher.
Economic Dependency
We depend on our advisor for certain services that are essential to us, including management of the daily operations, leasing and disposition of our portfolio, the implementation of the proposed Plan of Liquidation; and other general and administrative responsibilities. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.
Competitive Market Factors
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In addition, the COVID-19 pandemic caused many tenants to re-evaluate their space needs, resulting in a significant increase in sublease space available in the office market from tenants wanting to unload un-needed space. We face competition from these tenants, who may be more willing to offer significant discounts to prospective subtenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to successfully implement the Plan of Liquidation may be adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties.
This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and the overall return for our stockholders.
Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to successfully implement the Plan of Liquidation.

Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The costs of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce our cash available for distribution to our stockholders. All of our real estate acquisitions were subject to Phase I environmental assessments prior to acquisition.
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
Industry Segments
As of December 31, 2022, we had invested in four office buildings. Substantially all of our revenue and net income (loss) is from real estate, and therefore, we currently operate in one business segment.
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

ITEM 1A. RISK FACTORS
The following are some of the risks and uncertainties that could cause our actual results, including those related to the Plan of Liquidation if it is approved by our stockholders and our estimated range in liquidating proceeds, to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to the Plan of Liquidation
We can provide no assurances that the Plan of Liquidation will be approved by our stockholders, or if it is, that we will be able to successfully implement the Plan of Liquidation.
Although our board of directors has approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation, approval of the Plan of Liquidation requires the affirmative vote of a majority of all of the shares of common stock outstanding, and we can give no assurance that our stockholders will approve the Plan of Liquidation, or if approved, that we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect. Given the uncertainty and current business disruptions as a result of the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, including the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets, our implementation of the Plan of Liquidation, if approved by our stockholders, may be materially and adversely impacted.
If the Plan of Liquidation is not approved by our stockholders, our board of directors will meet to determine what other alternatives to pursue in the best interest of the company and our stockholders, including, without limitation, continuing to operate under our current business plan or seeking approval of a plan of liquidation at a future date. However, if we are unable to obtain the stockholder approval, we may be unable to meet our maturing debt obligations in the near term, including with respect to the Modified Term Loan maturing in November 2023. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties.
Our entity value may be adversely affected by adoption of the Plan of Liquidation.
Once our stockholders approve the Plan of Liquidation, we expect to be committed to winding-up our operations. This may adversely affect the value that a potential acquirer might place on the Company. It may also preclude other beneficial courses of action not yet identified by the board of directors.
There can be no assurance that a planned liquidation pursuant to the Plan of Liquidation will maximize stockholder value to a greater extent at this time than would otherwise occur through other alternatives considered by the board of directors and the Special Committee.
If our stockholders approve the Plan of Liquidation, they will no longer participate in any future earnings or benefit from any increases in the value of our properties once such properties are sold. Although the board of directors and the Special Committee each believes that a planned liquidation is in our best interest and the best interest of our stockholders, it is possible that pursuing one or more of the other alternatives considered by the board of directors and the Special Committee would maximize stockholder value to a greater extent at this time. In that case, we will be foregoing those opportunities if we implement the Plan of Liquidation.
In certain circumstances, the board of directors may terminate, amend, modify or delay implementation of the Plan of Liquidation even if it is approved by our stockholders.
The board of directors has adopted and approved the Plan of Liquidation. Nevertheless, prior to the acceptance for record of the Articles of Dissolution by the SDAT, the board of directors may terminate the Plan of Liquidation for any reason, subject to and contingent upon the approval of such termination by our stockholders. Notwithstanding approval of the Plan of Liquidation by our stockholders, the board of directors, or, if a liquidating trust is established, trustees of the liquidating trust, may make certain modifications or amendments to the Plan of Liquidation without further action by or approval of our stockholders to the extent permitted under law. Although the board of directors has no present intention to pursue any alternative to the Plan of Liquidation, the board of directors may conclude that terminating the Plan of Liquidation is in the best interest of the Company and our stockholders. If the board of directors elects to pursue any alternative to the Plan of Liquidation, our stockholders would have to approve the termination of the Plan of Liquidation and may not receive any of the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Liquidation.

Our stockholders could, in some circumstances, be held liable for amounts they received from us in connection with our dissolution.
If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each of our stockholders could be held liable for the payment to our creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us or the liquidating trust, as applicable. If a court holds at any time that we failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from paying distributions under the Plan of Liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of such expenses and liabilities. Any such action could delay or substantially diminish the amount of liquidating distributions to be paid to our stockholders or holders of beneficial interests of any liquidating trust.
Approval of the Plan of Liquidation may lead to stockholder litigation, which could result in substantial costs and distract our management.
Extraordinary corporate actions by a company, such as our proposed Plan of Liquidation, sometimes lead to lawsuits being filed against that company. We may become involved in this type of litigation in connection with the Plan of Liquidation Proposal. As of the date of this filing, no such lawsuits relative to the Plan of Liquidation were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation could be expensive and divert management’s attention from implementing the Plan of Liquidation.
Pursuing the Plan of Liquidation may cause us to fail to qualify as a REIT, which would dramatically lower the amount of our liquidating distributions.
For so long as we qualify as a REIT and distribute all of our REIT taxable income, we generally are not subject to federal income tax. Although the board of directors does not presently intend to terminate our REIT status prior to paying the final liquidating distribution to our stockholders and our dissolution, the board of directors may take actions pursuant to the Plan of Liquidation that would result in such a loss of REIT status. Upon payment of the final liquidating distribution and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions during the liquidation process may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Liquidation. For example, to qualify as a REIT, generally at least 75% of our gross income in each taxable year must come from real estate sources and generally at least 95% of our gross income in each taxable year must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements during the liquidation process. In addition, in connection with that process, we may recognize ordinary income in excess of the cash received. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to our stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. Although we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):
•not be allowed a deduction for dividends paid to stockholders in computing our taxable income;
•be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income, including recognized gains, at regular corporate rates;
•be subject to increased state and local taxes; and
•be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.
As a result of these consequences, our failure to qualify as a REIT could substantially reduce the amount of liquidating distributions we pay to our stockholders.

Pursuing the Plan of Liquidation may cause us to be subject to federal income tax, which would reduce the amount of our liquidating distributions.
We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. Although we intend to pay distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the amount of liquidating distributions we pay to our stockholders.
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from the sales of properties held primarily for sale to customers in the ordinary course of business. The Internal Revenue Code of 1986, as amended (the “Code”) provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether property is held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our properties are held for investment and the production of rental income, and that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of our properties pursuant to the Plan of Liquidation should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. There can, however, be no assurances that the U.S. Internal Revenue Service (the “IRS”) will not successfully challenge the characterization of properties we hold for purposes of applying the prohibited transaction tax.

Risks Related to an Investment in Our Common Stock
Elevated market and economic volatility due to adverse economic and geopolitical conditions (such as the war in Ukraine), health crisis (such as the continuing impact of the COVID-19 pandemic), concerns over persistent inflation, rising interest rates and slowing economic growth, could have material and adverse effects on our operations including our ability to complete the Plan of Liquidation within our expected timeframe or upon the terms we expect, which could reduce or delay our liquidating distributions.
Our operations, including our ability to successfully implement the Plan of Liquidation and pay liquidating distributions to our stockholders may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. office market as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics (such as the continuing impact of the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our financial condition and ability to complete the Plan of Liquidation within our expected timeframe or upon the terms we expect as a result of one or more of the following, among other potential consequences:
•revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to meet our debt service obligations on debt financing or reducing liquidating distributions available for our stockholders.
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•potential changes in customer behavior, such as the continued acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for office space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments;
•significant job losses may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense;
•the ability of potential purchasers of our assets to access the debt markets on favorable terms and conditions may be limited due to the current rising interest rate environment;
•reduced values of our properties and revenues from our properties may (i) limit our ability to dispose of assets at attractive prices, (ii) limit our ability to obtain debt financing secured by our properties, and (iii) reduce the availability of unsecured loans;
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

Specifically, in order to successfully complete the Plan of Liquidation, we must identify and complete one or more transactions with third parties for the sale of our remaining properties. The success, timing and terms of such transactions may be adversely impacted by the continued impacts of the COVID-19 pandemic on the market for office real estate in the United States. The uncertainty of the long-term demand for office space as employees continue to work from home following the COVID-19 pandemic could result in reduced demand for our properties by third parties or reduced values such parties may ascribe to our assets, as well as potentially affect our own ability to operate. Even if we are able to identify potential buyers, such buyers may have difficulty accessing debt and equity capital on attractive terms, or at all, due to rising interest rates, disruptions in the global financial markets or deteriorations in credit and financing conditions, which may affect their access to capital necessary to consummate the acquisition of our properties. If financing is unavailable to potential buyers of our properties, or if potential buyers are unwilling to engage in various transactions due to the uncertainty in the market, our ability to complete such dispositions within our expected timeframe or on the expected terms would be significantly impaired. In addition, reduced economic activity and general economic decline or recession may impact our tenants’ businesses, financial condition and liquidity and may cause one or more of our tenants to be unable to make rent payments to us timely, or at all. The continuing impact of the COVID-19 pandemic, elevated market and economic volatility due to adverse economic and geopolitical conditions and the impact on potential buyers, our tenants and general economic conditions may adversely affect our ability to close dispositions of our remaining properties and complete our Plan of Liquidation in a timely manner, upon satisfactory terms, or at all, which could cause the liquidating distributions paid to our stockholders to be delayed or reduced.
No public trading market for our shares currently exists and our board of directors has approved the termination of our share redemption program. Therefore, it will be difficult for our stockholders to sell their shares and, if our stockholders are able to sell their shares, they will likely sell them at a loss.
No public market currently exists for our shares. Although the board of directors has approved the Plan of Liquidation, our charter does not require our directors to seek stockholder approval to liquidate our assets and dissolve by a specified date or at all, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date or at all. In addition, we can provide no assurances that our stockholders will approve the Plan of Liquidation. Our charter prohibits the ownership of more than 9.8% of our stock by any person, unless exempted by our board of directors, which may inhibit large investors from purchasing our stockholders’ shares. On December 15, 2022, in connection with our approval of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective December 30, 2022. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all and stockholders likely will not realize the cash value of their shares until we complete our liquidation pursuant to the Plan of Liquidation, provided the Plan of Liquidation is approved by our stockholders. If our stockholders are able to sell their shares, they will likely have to sell them at a loss. It is also likely that our stockholders’ shares will not be accepted as the primary collateral for a loan.
We have a limited portfolio of four real estate investments which may cause the value of our stockholders’ investment in us to fluctuate with the performance of these specific assets and cause our general and administrative expenses to constitute a greater percentage of our revenue.
With a real estate portfolio of four office buildings, we have limited diversification. As a result, downturns in geographic locations where our properties are located or the performance of any single property in the portfolio has a more significant adverse impact on our a stockholders' investment in us than if we had been able to invest in a more diversified investment portfolio. In particular, the Commonwealth Building, which was 42% of our total investments as of December 31, 2022 based on purchase price, and is 37% of its total rentable square feet as of December 31, 2022, is located in Portland, Oregon, a geographic region that has suffered significant and impactful adverse economic developments since the start of the COVID-19 pandemic in 2020. Continued social unrest and increased crime in the downtown Portland area, along with employees continuing to work from home has resulted in many tenants leaving the downtown Portland area for suburban options and resulted in adverse economic consequences for the downtown commercial business district in Portland where the property is located. Occupancy at the Commonwealth Building decreased from 87% at the beginning of 2021 to 51% as of December 31, 2022. Due to these factors, the Commonwealth Building is currently valued at less than the outstanding debt, the borrower is in maturity default on the loan, and we may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. In addition, the Offices at Greenhouse, another significant property in our portfolio is located in Houston, Texas, where the COVID-19 pandemic added to an already slumping oil and gas industry, resulting in increased vacancy and expanding capitalization rates across the office marketplace. Our stockholders’ investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. We have certain fixed operating expenses which will constitute a greater percentage of gross income, reducing our net income and cash flow.

Our investment portfolio has limited diversification and downturns relating to certain industries or business sectors or affecting certain tenants may have a more significant adverse impact on our assets than if we had a more diversified investment portfolio.
We have a limited real estate portfolio of four office buildings. As a result, we rely on a limited number of tenants which may be concentrated in a limited number of industries or business sectors. One of our tenants in the engineering industry represented 37% of our annualized base rent, and 36% of the total rentable square feet of our real estate portfolio, as of December 31, 2022, excluding the Commonwealth Building which we anticipate that we may relinquish ownership of to the lender due to the current maturity default on the loan and its value being less than the outstanding debt. Because our portfolio is concentrated in limited industries or business sectors, downturns relating generally to such region, industry or business sector specifically affecting significant tenants may result in defaults on our investments, which may reduce our net income and the value of our common stock.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire, which could adversely affect our business and the implementation of the Plan of Liquidation, if approved by our stockholders.
We seek to renew our leases in the ordinary course of our business. However, we cannot assure our stockholders that we will be able to renew leases or re-lease space at rates equal to or above the current lease rate or at all. Excluding the Commonwealth Building which we anticipate that we may relinquish ownership of to the lender due to the current maturity default on the loan and its value being less than the outstanding debt, approximately 7.1% of our annualized base rent and 5.5% of the total leased square feet of our real estate portfolio, each as of December 31, 2022, is expiring in 2023.
In calculating our range of estimated net proceeds from liquidation, we assumed that we would not experience significant lease terminations not currently known to us and that we would not experience any significant unknown tenant defaults during the liquidation process that were not subsequently cured. Any currently known lease expirations and non-renewals of tenant leases were considered in calculating our range of estimated net proceeds from liquidation. Significant unknown lease terminations and/or tenant defaults during the liquidation process, would adversely affect the resale value of the properties, which would reduce our range of estimated net proceeds from liquidation. To the extent that we receive less rental income than we expect during the liquidation process, our liquidating distributions will be reduced. We may also decide in the event of a tenant default to restructure the lease, which could require us to substantially reduce the rent payable to us under the lease, or make other modifications that are unfavorable to us.
We depend on our advisor and its affiliates to conduct our operations and implement the Plan of Liquidation. Adverse changes in the financial health of our advisor or the loss of or the inability of our advisor to retain or obtain key real estate and debt finance professionals could delay or hinder implementation of the Plan of Liquidation and our operations, which could limit our ability to make liquidating distributions to our stockholders or otherwise decrease the value of an investment in our shares.
Our success depends to a significant degree upon our advisor and the contributions of Mr. Schreiber, who would be difficult to replace. Neither we nor our affiliates have employment agreements with Mr. Schreiber and he may not remain associated with us, our advisor or its affiliates. If Mr. Schreiber were to cease his association with us, our advisor or its affiliates, we may be unable to find a suitable replacement and our operating results and ability to implement the Plan of Liquidation could suffer as a result. We believe that the successful implementation of the Plan of Liquidation depends, in large part, upon our advisor’s and its affiliates’ financial health and ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled professionals. If we lose or are unable to obtain the services of highly skilled professionals our ability to implement the Plan of Liquidation, if approved, and our operations could be delayed or hindered, reducing the amount of liquidating distributions our stockholders receive and their overall return on investment.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our stockholders’ and our recovery against our independent directors if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that none of our independent directors shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our stockholders’ and our recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would reduce the amount of liquidating distributions our stockholders receive and their overall return on investments.

Risks Related to Conflicts of Interest
Our advisor and its affiliates, including all of our executive officers, our affiliated director and other key real estate and debt finance professionals, face conflicts of interest caused by their compensation arrangements with us and with other KBS-sponsored programs, which could result in actions that are not in the best interests of our stockholders.
All of our executive officers, our affiliated director and other key real estate and debt finance professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, and/or other KBS-affiliated entities. Subject to limitations in our charter and approval by our conflicts committee, KBS Capital Advisors and its affiliates receive fees from us. These fees could influence our advisor’s advice to us as well as the judgment of its affiliates. Among other matters, these compensation arrangements could affect their judgment with respect to their support of the Plan of Liquidation and may cause them to manage our liquidation in a manner not solely in the best interest of our stockholders. Some of the conflicts of interest presented by the liquidation are summarized below.
•All of our executive officers, including Messrs. Schreiber and Waldvogel and Ms. Yamane, are officers of our advisor and/or one or more of our advisor’s affiliates and are compensated by those entities, in part, for their service rendered to us. We currently do not pay any direct compensation to our executive officers. Mr. Schreiber is also one of our directors.
•Our advisor earns asset management fees from us and receives reimbursement of certain of its operating costs. Our advisor has agreed to waive payment of its asset management fee as of October 1, 2022 through our liquidation. Our advisor will receive reimbursements for expenses until our liquidation and dissolution are complete. As of September 30, 2022, we had accrued and deferred payment of $8.9 million of asset management fees related to the period from October 2017 through September 2022. In January 2023, our advisor waived $3.0 million of accrued asset management fees. As a result, $5.9 million of fees will be repaid to our advisor with the liquidation proceeds prior to any distributions to stockholders.
•The Advisor owns a total of 20,404 shares of our Class A common stock, for which we estimate it will receive liquidating distributions of between approximately $8,774 and $20,404 in connection with our liquidation.
•Not including the 20,404 shares owned by our advisor referenced above, one of our directors owns an aggregate of 39,392 shares of our Class A common stock, for which we estimate he will receive aggregate liquidating distributions of between approximately $16,939 and $39,392 in connection with our liquidation.
Consequently, some of our directors and officers and our advisor, in some instances, may be more motivated to support the Plan of Liquidation than might otherwise be the case if they did not expect to receive those payments. Additionally, because of the above potential conflicts of interest, our directors, our officers and our advisor may be motivated to make decisions or take actions based on factors other than the best interest of our stockholders throughout the liquidation process.
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

All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor face conflicts of interest related to their positions and/or interests in KBS Capital Advisors and its affiliates, which could hinder our ability to implement our business strategy and the Plan of Liquidation.
All of our executive officers, our affiliated director and the key real estate and debt finance professionals assembled by our advisor are also executive officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor and/or other KBS-affiliated entities. Through KBS-affiliated entities, some of these persons also serve as the investment advisors to KBS-advised investors and, through KBS Capital Advisors and KBS Realty Advisors, these persons serve as the advisor to KBS REIT II, KBS REIT III, and other KBS-sponsored programs. In addition, KBS Realty Advisors serves as the U.S. asset manager for Prime U.S. REIT, a real estate investment trust affiliated with Mr. Schreiber. As a result, they owe fiduciary duties to each of these entities, their stockholders, members and limited partners and these investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy. Further, Mr. Schreiber and existing and future KBS-sponsored programs and KBS-advised investors generally are not and will not be prohibited from engaging, directly or indirectly, in any business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, leasing or sale of real estate investments. If we do not successfully implement our business strategy or the Plan of Liquidation, the amount of liquidating distributions our stockholders receive and their overall return on investment may be reduced.
Our affiliated director’s loyalties to KBS REIT II, KBS REIT III and possibly to future KBS-sponsored programs could influence his judgment, resulting in actions that may not be in our stockholders’ best interest or that result in a disproportionate benefit to another KBS-sponsored program at our expense.
Our affiliated director is also an affiliated director of KBS REIT II and KBS REIT III. The loyalties of our director serving on the boards of directors of KBS REIT II and KBS REIT III, or possibly on the boards of directors of future KBS-sponsored programs, may influence the judgment of our affiliated director when considering issues for us that also may affect other KBS-sponsored and advised programs. A decision of our board regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other KBS-sponsored programs. We could enter into transactions with other KBS-sponsored programs, such as property sales or financing arrangements. Such transactions might entitle our advisor or its affiliates to fees and other compensation from both parties to the transaction. For example, property sales to other KBS-sponsored programs might entitle our advisor or its affiliates to acquisition fees in connection with its services to the purchaser. Decisions of our board regarding the terms of those transactions may be influenced by our board’s loyalties to such other KBS-sponsored programs.

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

Our stockholders will have limited control over changes in our policies and operations and the Plan of Liquidation, which increases the uncertainty and risks our stockholders face.
Our board of directors determines our major policies, including our policies regarding financing, debt capitalization, REIT qualification, distributions and liquidation pursuant to the Plan of Liquidation. Our board of directors may amend or revise these and other policies and the Plan of Liquidation without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
The estimated NAV per share of our common stock is not a liquidation value and does not take into account how developments subsequent to the establishment of the estimated NAV per share related to individual assets, the financial or real estate markets or other events may have increased or decreased the value of our portfolio.
On December 15, 2022, our board of directors approved an estimated NAV per share of our common stock of $1.16 based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2022, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.” This valuation was designed to follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013 (the “IPA Valuation Guidelines”).
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
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2022. As of September 30, 2022, we had 9,851,052 and 307,606 shares of common stock of Class A and Class T common stock, respectively, issued and outstanding. We did not make any adjustments to our estimated NAV subsequent to September 30, 2022, including, adjustments relating to the following, among others: (i) net operating income earned and (ii) the redemption of shares. The value of our shares will fluctuate over time in response to the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. In particular, the continuing impact of the COVID-19 pandemic, elevated market and economic volatility due to adverse economic and geopolitical conditions, such as the war in Ukraine, concerns over persistent inflation, rising interest rates and slowing economic growth, could have material and adverse effect on the value of the assets in our portfolio. Moreover, in January 2023, our advisor received a broker opinion of value with respect to the Institute Property and 210 W. Chicago, both located in Chicago, Illinois, that indicated that, based on the most recent market information available, the estimated net proceeds from liquidation for the two properties may be materially less than that used in calculating the estimated range of liquidating distributions in the preliminary proxy statement filed by us on December 20, 2022. Based on this new information and solely for purposes of determining an estimated range in liquidating proceeds, our advisor reduced the property values for these two properties included in the estimated NAV per share used to determine the range in liquidating proceeds. Our estimated value per share is as of December 15, 2022 and does not take into account these adjustments to property values.

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
Moreover, as discussed above, the December 15, 2022 estimated value per share does not represent a liquidation value of our assets and liabilities. If the Plan of Liquidation is approved by the stockholders and we are able to successfully implement the plan, we estimate that our net proceeds from liquidation and, therefore, the amount of cash the stockholders would receive for each share of our common stock they then hold, could range between approximately $0.43 and $1.00 per share.
For a full description of the methodologies and assumptions used to value our assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Market Information.”
Payment of fees to KBS Capital Advisors and its affiliates reduces liquidating distributions our stockholders receive and their overall return on investment.
For providing services to us in connection with the management and leasing of our real estate properties, we pay our advisor an asset management fee, which reduces the amount of cash available for distribution to stockholders. Subject to limitations in our charter and approval by our conflicts committee, compensation to be paid to our advisor and its affiliates may be increased without stockholder approval, which would reduce the amount of liquidating distributions our stockholders receive and their overall return on investment. For a discussion of our fee arrangement with KBS Capital Advisors and its affiliates, see Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence – Certain Transactions with Related Persons.”
If we are unable to fund our capital needs, the value of our investments could decline and the overall return on our stockholders’ investment in us and our liquidating distributions will be reduced.
We have invested in core properties that have an occupancy rate of less than 95%, higher near term lease rollover at acquisition than more conservative value maintaining core properties, and other characteristics that provide an opportunity for us to achieve appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects. In addition, we have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 73.0% as of December 31, 2022 and such occupancy may continue to decrease in the future as tenant leases expire. We will need to fund reserves or maintain capacity under credit facilities to fund capital expenditures, tenant improvements and other improvements in order to attract new tenants to these properties. In addition, when tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for improvements to the vacated space in order to attract replacement tenants. Even when tenants do renew their leases we may agree to make improvements to their space as part of our negotiations. If we need additional capital to improve or maintain our properties or for any other reason, we may have to obtain funding from sources other than our cash flow from operations, such as borrowings or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which could reduce the value of our stockholders’ investment and reduce liquidating distributions.
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

General Risks Related to Investments in Real Estate
Economic, market and regulatory changes that impact the real estate market generally may decrease the value of our real estate properties and weaken our operating results and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
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
Any of the above factors, or a combination thereof, could result in a decrease in our cash flow from operations and a decrease in the value of our real estate properties, which would have an adverse effect on our operations and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.

Inflation and increased interest rates may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our operations in the recent past, inflation is at a 40-year high and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, our liquidity may be adversely impacted. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.
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
A property may incur vacancies either by the expiration and non-renewal of tenant leases or the continued default of tenants under their leases. We have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 73.0% as of December 31, 2022 and such occupancy may continue to decrease in the future as tenant leases expire. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to fund our operations and affect our ability to continue as a going concern. In addition, the resale value of the property could be diminished because the market value of the core real estate properties, which we intend to target depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction in the resale value of a property could also reduce the value of our stockholders’ investment.
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
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices have been accelerated by the COVID-19 pandemic and enable businesses to reduce their space requirements. A continuation of the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, the amount of liquidating distributions our stockholders receive and their overall return on investment.
We depend on tenants for our revenue generated by our real estate properties and the resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Accordingly, our revenue generated by our real estate properties and the returns our stockholders receive through the sale of properties in our portfolio are partially dependent upon the success and economic viability of our tenants and our ability to retain and attract tenants. Non-renewals, terminations, lease defaults or tenant bankruptcies could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
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
The bankruptcy or insolvency of our tenants or delays by our tenants in making rental payments could seriously harm our operating results and could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition and reduce the amount of liquidating distributions our stockholders receive.
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

Our inability to sell a property at the time and on the terms we want could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce the amount of liquidating distributions our stockholders’ receive and their overall return on investment.
Costs imposed pursuant to laws and governmental regulations may reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury or other damage claims could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose liens on property or restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances and governments may seek recovery for natural resource damage. The cost of defending against claims of environmental liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury, property damage or natural resource damage claims could reduce the amounts available for distributions to our stockholders.

Risks Associated with Debt Financing
We have obtained lines of credit, mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure and may adversely affect our ability to continue as a going concern.
We have obtained lines of credit and long-term financing secured by our real estate investments. In some instances, we have acquired real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may incur additional debt on properties that we already own in order to fund property improvements and other capital expenditures and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). However, we can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms or at all.
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
As of February 13, 2023, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the amount outstanding on the loan on its February 1, 2023 due date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $46.3 million. Given the depressed office rental rates and the continued social unrest and increased crime in downtown Portland where the property is located, we do not anticipate any near-term recovery in value. We anticipate that we may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. Additionally, the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023. We do not expect to be able to refinance the Modified Term Loan at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loan. With our limited amount of cash on hand, our ability to make a loan paydown, without the sale of real estate assets, is severely limited. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, we will need to spend a substantial amount on capital leasing costs, however we have limited amounts of liquidity to make these capital commitments. In addition, the fixed costs associated with managing a public REIT, including the significant cost of compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to refinance our mortgage debt or sell the underlying properties prior to debt maturity. No assurances can be given that we will be successful in achieving these objectives.
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
We may be unable to refinance part or all of our mortgage debt when it becomes due or we may be unable to refinance mortgage debt on favorable terms. If interest rates are higher when we refinance properties subject to mortgage debt, our income could be reduced. We may be unable to refinance or may only be able to partly refinance properties if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter than when we originally financed the properties. If any of these events occurs, our operations may suffer and the amount of liquidating distributions our stockholders receive and their overall return on investment may be adversely affected.
Lenders may require us to enter into restrictive covenants, which could cause our operations to suffer and the overall return our stockholders receive on their investment in us may decline.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements into which we enter may contain financial and other affirmative and negative covenants, including provisions that limit our ability to further mortgage a property that require that we comply with various coverage ratios, that prohibit us from discontinuing insurance coverage or that prohibit us from replacing our advisor. These or other limitations would decrease our operating flexibility and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
Increases in interest rates would increase the amount of our interest .
As of December 31, 2022, we had total outstanding debt of approximately $102.2 million, all of which are variable rate debt. Interest we pay reduces our cash flow. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and may decrease the value of our stockholders’ investment.
We are not limited in the amount of debt we may incur. Although we expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), our debt financing and other liabilities may exceed this level. High debt levels would cause us to incur higher interest charges and higher debt service payments and could also be accompanied by restrictive covenants. These factors could reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.

Federal Income Tax Risks
In addition to the following risk factors, please see " — Risks Related to the Plan of Liquidation" for information relating to tax risks associated with the Plan of Liquidation.
Failure to qualify as a REIT would reduce our net earnings available for distribution.
Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.
We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for U.S. federal income tax purposes, commencing with our initial taxable year ended December 31, 2015. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.
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
To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the amount of liquidating distributions our stockholders receive and their overall return on investment.
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
The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce the amount of liquidating distributions to our stockholders receive and their overall return on investment.
Our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the amount of liquidating distributions our stockholders receive and their overall return on investment.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, shares of our common stock or market conditions generally, is uncertain.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 2. PROPERTIES
As of December 31, 2022, we owned four office buildings. Our four office buildings contain 599,030 rentable square feet, which were collectively 73.0% occupied with a weighted-average remaining lease term of 3.1 years. Our real estate portfolio, excluding the Commonwealth Building, which we anticipate that we may relinquish to the lender under the mortgage loan secured by the property for the reasons discussed in footnote 4 below, contains 374,908 rentable square feet, which were collectively 86.4% occupied with a weighted-average remaining lease term of 3.4 years as of December 31, 2022.
The following table provides summary information regarding the properties in our portfolio as of December 31, 2022:

Property Location of Property	Date Acquired	Property Type	Rentable Square Feet	Total Real Estate at Cost (in thousands) (1)	Annualized Base Rent (2) (in thousands)	Average Annualized Base Rent per Square Foot (3)	Average Remaining Lease Term in Years	% of Total Assets	Occupancy
Commonwealth Building Portland, OR(4)	06/30/2016	Office	224,122	$38,449	$3,416	$30.16	2.0	32.8%	50.5%
The Offices at Greenhouse Houston, TX	11/14/2016	Office	203,284	47,151	3,885	20.56	3.2	28.7%	92.9%
Institute Property Chicago, IL	11/09/2017	Office	155,385	24,934	3,566	28.77	4.0	21.7%	79.8%
210 W. Chicago Chicago, IL	10/05/2020	Office	16,239	4,699	438	39.37	1.4	3.9%	68.4%
			599,030	$115,233	$11,305	$25.85	3.1		73.0%
_____________________
(1) Total real estate at cost represents the total cost of real estate net of impairment charges and write-offs of fully depreciated/amortized assets.
(2) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
(3) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(4) As of February 13, 2023, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the amount outstanding on the loan on its February 1, 2023 maturity date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $46.3 million. Given the depressed office rental rates and the continued social unrest and increased crime in downtown Portland where the property is located, we do not anticipate any near-term recovery in value. We anticipate that we may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage.

Portfolio Lease Expirations
The following table sets forth a schedule of expiring leases for our real estate portfolio (excluding the Commonwealth Building) by square footage and by annualized base rent as of December 31, 2022:

Year of Expiration	Number of Leases Expiring	Annualized Base Rent Expiring (1) (in thousands)	% of Portfolio Annualized Base Rent Expiring	Leased Square Feet Expiring	% of Portfolio Leased Square Feet Expiring
Month to Month	—	$—	—%	1,409	0.4%
2023	8	562	7.1%	17,727	5.5%
2024	7	3,527	44.7%	154,954	47.8%
2025	6	452	5.7%	20,128	6.2%
2026	4	658	8.3%	27,678	8.5%
2027	6	1,069	13.6%	36,748	11.3%
2028	1	66	0.8%	1,973	0.6%
2029	3	823	10.4%	27,960	8.6%
2030	1	108	1.4%	3,353	1.0%
2031	1	624	8.0%	32,066	10.1%
2032	—	—	—%	—	—%
Total	37	$7,889	100.0%	323,996	100.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2022, excluding the Commonwealth Building, we had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 37% of our annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 36% of the total rentable square feet of our real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of December 31, 2022, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of our annualized base rent.
As of December 31, 2022, the highest tenant industry concentration of our portfolio of real estate properties (greater than 10% of annualized base rent), excluding the Commonwealth Building, was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	3	$3,028	38.4%
Accommodation and food services	5	895	11.4%
		$3,923	49.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2022, no other tenant industries accounted for more than 10% of annualized base rent. No material tenant credit issues have been identified at this time.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 6, 2023, we had 9,838,569 shares of Class A common stock and 307,606 shares of Class T common stock outstanding held by a total of 897 and 70 stockholders, respectively. The number of stockholders is based on the records of DST Systems, Inc., which serves as our transfer agent.
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
We provide an estimated value per share (i) to assist us in calculating the range of estimated net proceeds from our Plan of Liquidation as discussed in our proxy statement filed with the SEC and submitted to our stockholders for their consideration and (ii) to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under FINRA Conduct Rule 2231, as required by FINRA. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. For this purpose, we estimated the net asset value (“NAV”) per share of our common stock as $1.16 as of December 31, 2022. This estimated NAV per share is based on our board of directors’ approval on December 15, 2022 of an estimated NAV per share of our common stock of $1.16 based on the estimated value of our assets less the estimated value of our liabilities, or NAV, divided by the number of shares outstanding, all as of September 30, 2022. There were no other material changes between September 30, 2022 and December 15, 2022 that impacted the overall estimated NAV per share.
Our conflicts committee, composed solely of all of our independent directors, is responsible for the oversight of the valuation process used to determine the estimated NAV per share of our common stock, including the review and approval of the valuation and appraisal process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals. With the approval of our conflicts committee, we engaged Kroll, LLC (f/k/a Duff & Phelps, LLC) (“Kroll”), an independent third-party real estate valuation firm, to provide a calculation of the range in estimated NAV per share of our common stock as of September 30, 2022. Kroll based this range in estimated NAV per share upon (i) appraisals performed by Kroll of three of the four real estate properties owned by us as of September 30, 2022 (the “Appraised Properties”), (ii) a valuation performed by our advisor, of the fourth real estate property owned by us as of September 30, 2022, an office property located in Portland, Oregon (the “Commonwealth Building”), and (iii) valuations performed by our advisor, with respect to our cash, other assets, mortgage debt and other liabilities, which are disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2022. The appraisal reports Kroll prepared summarized the key inputs and assumptions involved in the appraisal of each of the Appraised Properties. Kroll’s valuation was designed to follow the prescribed methodologies of the IPA Valuation Guidelines. The methodologies and assumptions used to determine the estimated value of our assets and the estimated value of our liabilities are described further below.
Upon the conflicts committee’s receipt and review of Kroll’s valuation report, which included the appraised value of each of the Appraised Properties as noted in the appraisal reports prepared by Kroll and a summary of the estimated value of the Commonwealth Building and each of our other assets and liabilities, all as determined by our advisor and reviewed by Kroll, and in light of other factors considered by the conflicts committee and the conflicts committee’s own extensive knowledge of our assets and liabilities, the conflicts committee: (i) concluded that the range in estimated NAV per share of $0.89 to $1.46, with an approximate mid-range value of $1.16 per share, as indicated in Kroll’s valuation report and recommended by our advisor, which approximate mid-range value was based on Kroll’s appraisals of the Appraised Properties and a valuation performed by our advisor of the Commonwealth Building as well as our cash, other assets, mortgage debt and other liabilities, was reasonable and (ii) recommended to our board of directors that it adopt $1.16 as the estimated NAV per share of our common stock. Our board of directors unanimously agreed to accept the recommendation of the conflicts committee and approved $1.16 as the estimated NAV per share of our common stock, which determination is ultimately and solely the responsibility of our board of directors.

The table below sets forth the calculation of our estimated NAV per share as of December 15, 2022 as well as the calculation of our prior estimated value per share as of December 6, 2021. Kroll was not responsible for establishing the estimated NAV per share as of December 15, 2022 or December 6, 2021, respectively.

	December 15, 2022 Estimated Value per Share	December 6, 2021 Estimated Value per Share (1)	Change in Estimated Value per Share
Real estate properties (2)	$10.95	$13.66	$(2.71)
Cash, restricted cash and cash equivalents (3)	0.69	0.80	(0.11)
Other assets	0.05	0.09	(0.04)
Mortgage debt (4)	(9.28)	(9.95)	0.67
Other liabilities	(1.25)	(1.22)	(0.03)
Estimated NAV per share	$1.16	$3.38	$(2.22)
Estimated enterprise value premium	None assumed	None assumed	None assumed
Total estimated NAV per share	$1.16	$3.38	$(2.22)
_____________________
(1) The December 6, 2021 estimated value per share was based upon a calculation of the range in estimated NAV per share of our common stock as of September 30, 2021 by Kroll and the recommendation of our advisor. Kroll based this range in estimated NAV per share upon appraisals of our four real estate properties performed by Kroll, and valuations performed by our advisor with respect to our cash, other assets, mortgage debt and other liabilities. For more information relating to the December 6, 2021 estimated value per share and the assumptions and methodologies used by Kroll and our advisor, see our Current Report on Form 8-K filed with the SEC on December 10, 2021.
(2) The decrease in the estimated value of real estate properties per share was primarily due to a decrease in the values of the real estate properties after taking into consideration capital expenditures incurred. The decrease in the values of the real estate properties is primarily due to (i) the Commonwealth Building being valued at less than its mortgage debt as we are projecting longer lease-up periods for the vacant office space as demand for office space in Portland has significantly declined as a result of both the impact of the disruptions caused by protests and demonstrations in the downtown area and the COVID-19 pandemic, with employees continuing to work from home, (ii) a property located in Houston, Texas where the COVID-19 pandemic added to an already slumping oil and gas industry, resulting in increased vacancy and expanding capitalization rates across the office marketplace, and (iii) a property located in Chicago, Illinois where return to office has been slow, resulting in increased vacancy and expanding capitalization rates across the office marketplace.
(3) The decrease in the estimated value of cash, restricted cash and cash equivalents per share primarily relates to improvements to real estate properties.
(4) The decrease in the estimated value of mortgage debt per share was primarily due to the valuation of the Commonwealth Building Mortgage Loan which was based on the fair value of the real estate less estimated closing costs.

The decrease in our estimated value per share from the previous estimate was primarily due to the items noted in the table below, which reflect the significant contributors to the decrease in the estimated value per share from $3.38 to $1.16. The changes are not equal to the change in values of each asset and liability group presented in the table above due to changes in the amount of shares outstanding, capital expenditures and related financings and other factors, which caused the value of certain asset or liability groups to change with no impact to our fair value of equity or the overall estimated value per share.

Change in Estimated Value per Share
December 6, 2021 estimated value per share	$3.38
Changes to estimated value per share
Real estate
Real estate	(2.73)
Capital expenditures on real estate	(0.29)
Total change related to real estate (1)	(3.02)
Modified operating cash flows in excess of distributions declared (2)	0.12
Notes payable (3)	0.66
Interest rate swaps	0.09
Deferral of asset management fee liability	(0.17)
Advisor advance forgiven (4)	0.13
Other changes, net	(0.03)
Total change in estimated value per share	(2.22)
December 15, 2022 estimated value per share	$1.16
_____________________
(1) Decrease is primarily due to a decrease in values of real estate properties after taking into consideration capital expenditures incurred. The decrease in the values of the real estate properties was primarily due to (i) the Commonwealth Building being valued at less than its mortgage debt as we are projecting longer lease-up periods for the vacant office space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations in the downtown area, (ii) a property located in Houston, Texas where the COVID-19 pandemic added to an already slumping oil and gas industry, resulting in increased vacancy and expanding capitalization rates across the office marketplace, and (iii) a property located in Chicago, Illinois where return to office has been slow, resulting in increased vacancy and expanding capitalization rates across the office marketplace.
(2) Modified operating cash flow reflects modified funds from operations (“MFFO”) adjusted to add back the amortization of deferred financing costs and deferral of asset management fee. We compute MFFO in accordance with the definition included in the practice guideline issued by IPA in November 2010.
(3) The change in the notes payable fair value includes a $0.56 change related to the Commonwealth Building Mortgage Loan which was written down by $5.7 million to approximate the current value of the property.
(4) Our advisor has agreed to waive the advisor advance payable of $1.3 million that was due to our advisor.
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties using different assumptions and estimates could derive a different estimated NAV per share of our common stock, and these differences could be significant. In particular, due in part to our relatively small asset base and the number of shares of our common stock outstanding, as well as our substantial amount of leverage as a result of decreased real estate values, even modest changes in key assumptions made in appraising our real estate properties could have a very significant impact on the estimated value of our shares. See the discussion under “Real Estate - Real Estate Valuation” below. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the price at which our shares of common stock would trade on a national securities exchange. The estimated NAV per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated NAV per share also does not take into account estimated disposition costs and fees for real estate properties, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations and the impact of restrictions on the assumption of debt and should not be considered a liquidation value of our assets and liabilities. Our advisor has agreed to waive any disposition fees owed in connection with asset sales pursuant to the Plan of Liquidation. In addition, our advisor has agreed to waive payment of its asset management fee as of October 1, 2022 through our proposed liquidation. As of September 30, 2022, we had no potentially dilutive securities outstanding that would impact the estimated NAV per share of our common stock.

The December 15, 2022 estimated value per share does not represent a liquidation value of our assets and liabilities. As discussed in our proxy statement for our annual meeting soliciting approval from our stockholders of the Plan of Liquidation filed on February 13, 2023 with the SEC (the “Proxy Statement”), our board of directors has determined that it is in the best interest of us and our stockholders to sell all of our properties and assets and liquidate and dissolve the Company pursuant to the Plan of Liquidation. The Plan of Liquidation requires the affirmative vote of holders of shares of our common stock entitled to cast a majority of all the votes entitled to be cast on the Plan of Liquidation proposal.
If the Plan of Liquidation is approved by our stockholders, we estimate that our net proceeds from liquidation and, therefore, the amount of cash our stockholders would receive for each share of our common stock they then hold, could range between approximately $0.43 and $1.00 per share. Our range of estimated net proceeds from liquidation is based on the range in estimated value per share of our common stock as of September 30, 2022, subject to the following adjustments, (i) a reduction to real estate property values for the Institute Property and 210 W. Chicago to reflect more recent information on current market values as indicated in a broker opinion of value received in early January 2023 and a confirming valuation received from a second broker later that month (both brokers are unaffiliated with us and our advisor) and (ii) a reduction to liabilities to reflect our advisor’s determination to waive $3.0 million of the $8.9 million of accrued asset management fees. With respect to the reduction to the appraised values of the Institute Property and 210 W. Chicago provided by Kroll, our advisor reduced the high and low end of the range of values by the difference between the midpoint of the appraised values and the midpoint of the broker opinion of value. This adjustment was made to reflect the most recent market information regarding the potential disposition value of the properties for purposes of determining a range in liquidation proceeds. In addition, management reviewed the value of the Offices at Greenhouse property in Houston, Texas, the third property in the portfolio for which appraisals were utilized in determining the estimated value per share, and determined no adjustment to its value was necessary based on its review of current market information for the property and updated discussions with an unaffiliated broker in the marketplace. The range in estimated value per share was then further reduced for (i) expected third-party closing costs and fees related to future dispositions of the properties, and (ii) estimated corporate and other liquidation and dissolution costs not projected to be covered from our cash flow from operations.
Based on the estimated value per share as of December 15, 2022, with our advisor adjusting the estimated value per share to reflect updated information regarding the real estate property values for two properties in the portfolio and the waiver of additional asset management fees by our advisor, and the estimated costs and expenses of liquidating and dissolving the company, including the amortization of the fair value discount on notes payable, if the stockholders approve the Plan of Liquidation, we estimate the range in net proceeds from liquidation to be as follows:

	Low End of Estimated Range	High End of Estimated Range
Range in estimated value per share	$0.72	$1.29
Estimated third-party disposition costs per share	(0.10)	(0.10)
Estimated other liquidation costs per share	(0.08)	(0.08)
Amortization of fair value discount on notes payable	(0.11)	(0.11)
Range in estimated net proceeds from liquidation per share	$0.43	$1.00

While this range in liquidating distributions is our best estimate as of February 13, 2023, the date of our Proxy Statement, our portfolio is highly leveraged and small changes to the value of our real estate assets have a large impact on our equity and related liquidating distributions to our stockholders. There are many factors in addition to changes to our real estate values from our estimates that may affect the amount of liquidating distributions available for distribution to our stockholders, including, among other factors: (i) changes in market demand that affect the timing of the disposition of our office properties during the liquidation process, (ii) the amount of taxes, transaction fees and expenses relating to the Plan of Liquidation, and (iii) amounts needed to pay or provide for our liabilities and expenses, including unanticipated or contingent liabilities that could arise. No assurance can be given as to the amount of liquidating distributions we will ultimately pay to our stockholders. We believe that we will have sufficient cash and cash equivalents to pay all of our current and accrued obligations as a result of cash flow from operations and asset sales. If we have underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of net proceeds from liquidation could be less than that set forth above.

In addition, these estimates are based upon market, economic, financial and other circumstances and conditions existing as of February 13, 2023, the date of the Proxy Statement. The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, is one of the most significant risks and uncertainties we face with respect to the Plan of Liquidation and the ultimate amount of liquidating distributions received by stockholders. The combination of the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Further, potential changes in customer behavior, such as the continued acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting the value of our real estate and the liquidation proceeds available for distribution to our stockholders. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment. Also, we will continue to incur expenses related to our operations during the liquidation process, and the actual amounts of such expenses may be higher than our estimate. These expenses will reduce the amount of liquidating distributions we pay to our stockholders. See “Part I. Item 1A. Risk Factors” for a more detailed discussion of these risks.
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
Real Estate
Independent Valuation Firm: Kroll(1) was selected by our advisor and approved by our conflicts committee and board of directors to appraise each of the Appraised Properties and to provide a calculation of the range in estimated NAV per share of our common stock as of December 15, 2022. Kroll is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our advisor. The compensation we paid to Kroll was based on the scope of work and not on the appraised values of the Appraised Properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation, as well as the requirements of the state where each real property is located. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI (Member of the Appraisal Institute). The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives.
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

In performing its analyses, Kroll made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond its and our control, as well as certain factual matters. For example, unless specifically informed to the contrary, Kroll assumed that we had clear and marketable title to each of the Appraised Properties, that no title defects existed, that any improvements were made in accordance with law, that no hazardous materials were present or had been present previously, that no deed restrictions existed, and that no changes to zoning ordinances or regulations governing use, density or shape were pending or being considered. Furthermore, Kroll’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisals, and any material change in such circumstances and conditions (including future financial market disruptions related to the continuing impact of the COVID-19 pandemic, elevated market and economic volatility due to adverse economic and geopolitical conditions, such as the war in Ukraine, and concerns over persistent inflation, rising interest rates and slowing economic growth) may affect Kroll’s analyses and conclusions. Kroll’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from their appraised values.
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
As of September 30, 2022, the Appraised Properties consisted of three office buildings, which were acquired for a total purchase price of $94.6 million, exclusive of acquisition fees and acquisition expenses of $1.7 million, in which we had invested $9.2 million in capital and tenant improvements. As of September 30, 2022, the total appraised value of the Appraised Properties as provided by Kroll using the appraisal methods described above was $70.5 million.
The following table summarizes the key assumptions that were used in the discounted cash flow analyses to arrive at the appraised value of the Appraised Properties:

	Range in Values	Weighted-Average Basis
Terminal capitalization rate	6.50% to 8.50%	7.62%
Discount rate	8.00% to 9.50%	8.59%
Net operating income compounded annual growth rate (1)	0.98% to 4.33%	2.32%
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

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Terminal capitalization rate	$0.16	$(0.14)	$0.25	$(0.22)
Discount rate	0.14	(0.13)	0.22	(0.20)

Finally, a 1% increase in the appraised value of the Appraised Properties would result in a $0.07 increase in our estimated NAV per share and a 1% decrease in the appraised value of the Appraised Properties would result in a decrease of $0.07 to our estimated NAV per share, assuming all other factors remain unchanged.
With regards to the Commonwealth Building, the valuation was based on prior offers received during a marketing of the property in 2022 as well as an internal analysis performed by our advisor. The offers received and the ultimate determination of value of the property were below the outstanding loan balance, and as a result, the value of the Commonwealth Building offset by the estimated fair value of the loan and inclusive of other assets and liabilities, effectively net to zero for purposes of inclusion in our estimated value per share.
Notes Payable
The estimated values of our notes payable are equal to the GAAP fair values disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2022, but do not equal the book value of the loans in accordance with GAAP. Our advisor estimated the values of our notes payable using a discounted cash flow analysis. The discounted cash flow analysis was based on projected cash flow over the remaining loan terms, including extensions we expect to exercise, and management’s estimates of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio and type of collateral.
As of September 30, 2022, the GAAP fair value and carrying value (excluding unamortized deferred financing costs of $0.1 million) of our notes payable were $94.3 million and $101.6 million, respectively. The majority of the difference between our GAAP fair value and carrying value relates to the Commonwealth Building Mortgage Loan where the carrying value exceeds the estimated fair value of the underlying real estate property and the fair value of the Commonwealth Building Mortgage Loan was written down to a value that approximates the fair value of the real estate property, after giving consideration to other assets and liabilities. Excluding the Commonwealth Building Mortgage Loan, the weighted-average discount rate applied to the future estimated debt payments related to the other mortgage loans, which have a weighted-average remaining term of 1.15 years, was approximately 8.46%.
The table below illustrates the impact on our estimated NAV per share if the discount rates our advisor used to value our notes payable, excluding the Commonwealth Building Mortgage Loan, were adjusted by 25 basis points, assuming all other factors remain unchanged. Additionally, the table below illustrates the impact on our estimated NAV per share if these discount rates were adjusted by 5% in accordance with the IPA Valuation Guidelines, assuming all other factors remain unchanged:

	Increase (Decrease) on the Estimated NAV per Share due to
	Decrease of 25 basis points	Increase of 25 basis points	Decrease of 5%	Increase of 5%
Discount rate	$(0.01)	$0.02	$(0.02)	$0.00

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
Limitations of Estimated NAV per Share
As mentioned above, we provided this estimated value per share (i) to assist us in calculating the range of estimated net proceeds from our proposed Plan of Liquidation as discussed in the Proxy Statement, which proposed Plan of Liquidation has been submitted to our stockholders for their consideration and approval, and (ii) to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations. This valuation was performed in accordance with the provisions of and also to comply with the IPA Valuation Guidelines. The estimated NAV per share set forth above first appeared on the December 31, 2022 customer account statements that were mailed in January 2023. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated NAV per share, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets less the fair value of our liabilities according to GAAP.
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
Further, our estimated NAV per share is based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares outstanding, all as of September 30, 2022. As of September 30, 2022, we had 9,851,052 and 307,606 shares of Class A and Class T common stock, respectively, issued and outstanding. We did not make any adjustments to our estimated NAV subsequent to September 30, 2022, including, adjustments relating to the following, among others: (i) net operating income earned and (ii) the redemption of shares. The value of our shares will fluctuate over time in response to the performance of individual assets in our portfolio and the management of those assets and the real estate and finance markets. In particular, the continuing impact of the COVID-19 pandemic, elevated market and economic volatility due to adverse economic and geopolitical conditions, such as the war in Ukraine, concerns over persistent inflation, rising interest rates and slowing economic growth, could have material and adverse effect on the value of the assets in our portfolio. Moreover, in January 2023, our advisor received a broker opinion of value with respect to the Institute Property and 210 W. Chicago, both located in Chicago, Illinois, that indicated that, based on the most recent market information available, the estimated net proceeds from liquidation for the two properties may be materially less than that used in calculating the estimated range of liquidating distributions in the preliminary proxy statement filed by us on December 20, 2022. Based on this new information and solely for purposes of determining an estimated range in liquidating proceeds, our advisor reduced the property values for these two properties included in the estimated NAV per share used to determine the range in liquidating proceeds. Our estimated value per share is as of December 15, 2022 and does not take into account these adjustments to property values.
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

Moreover, as discussed above, the December 15, 2022 estimated value per share does not represent a liquidation value of our assets and liabilities. If the Plan of Liquidation is approved by the stockholders and we are able to successfully implement the plan, we estimate that our net proceeds from liquidation and, therefore, the amount of cash the stockholders would receive for each share of our common stock they then hold, could range between approximately $0.43 and $1.00 per share.
We currently expect to utilize our advisor and/or an independent valuation firm to update the estimated value per share no later than December 2023 if the Plan of Liquidation has not been approved.
Historical Estimated Values per Share
The historical reported estimated value per share of our common stock approved by the board of directors is set forth below:

Estimated Value per Share	Effective Date of Valuation	Filing with the Securities and Exchange Commission
$3.38	December 6, 2021	Current Report on Form 8-K, filed December 10, 2021
$4.90	December 7, 2020	Current Report on Form 8-K, filed December 15, 2020
$8.43	December 4, 2019	Current Report on Form 8-K, filed December 12, 2019
$9.20	December 7, 2018	Current Report on Form 8-K, filed December 10, 2018
$8.79	December 8, 2017	Current Report on Form 8-K, filed December 11, 2017
$8.75	August 9, 2017	Current Report on Form 8-K, filed August 10, 2017

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
In connection with its consideration of the Plan of Liquidation, our board of directors determined to cease paying regular quarterly distributions commencing with the first quarter of 2022 with the expectation that any future distributions to our stockholders would be liquidating distributions from the sale of our remaining assets. No assurances can be made with respect to the payment or amount of any future distributions.
We declared quarterly distributions based on a single quarterly record date during the period from January 1, 2021 through December 31, 2021. We paid distributions for all record dates of a given month on or about the first business day of the following month. Distributions declared during 2021, aggregated by quarter, are as follows (dollars in thousands, except per share amounts). We did not declare any distributions during 2022.

	2021
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$437	$436	$436	$436	$1,745
Total Per Class A Share Distribution (1)	$0.043	$0.043	$0.043	$0.043	$0.172
Total Per Class T Share Distribution (1)	$0.043	$0.043	$0.043	$0.043	$0.172
_____________________
(1) Distributions for the period from January 1, 2021 through December 31, 2021 were based on a single quarterly record date and calculated at a quarterly rate of $0.04287500 per share. Total distribution per class of shares assumes the share was issued and outstanding each day that was a record date for distributions during the period presented.

The tax composition of our distributions declared for the year ended December 31, 2021 was as follows:

2021
Ordinary Income	—%
Capital Gain	—%
Return of Capital	100%
Total	100%

For more information with respect to our distributions paid, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
On December 15, 2022, in connection with our approval of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective December 30, 2022. We expect that any future liquidity for our stockholders will be provided through liquidating distributions.
Our share redemption program provided that stockholders could sell their shares to us in limited circumstances and was available for redemptions sought upon a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). Pursuant to our share redemption program there were several limitations on our ability to redeem shares:
•During each calendar year, special redemptions were limited to an annual dollar amount determined by our board of directors, which could be reviewed during the year and increased or decreased upon ten business days’ notice to our stockholders. The dollar amount limitation for special redemptions for the calendar year 2022 was $250,000 in the aggregate.
•During any calendar year, we could redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•We had no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

Redemptions were redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date. During the year ended December 31, 2022, redemptions under our share redemption program were funded with existing cash on hand and shares were redeemed pursuant to our share redemption program as follows in the table below.

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2022	166	$3.38	(2)
February 2022	4,112	$3.38	(2)
March 2022	—	$—	(2)
April 2022	—	$—	(2)
May 2022	—	$—	(2)
June 2022	—	$—	(2)
July 2022	3,368	$3.38	(2)
August 2022	—	$—	(2)
September 2022	—	$—	(2)
October 2022	—	$—	(2)
November 2022	12,483	$3.38	(2)
December 2022	—	$—	(2)
Total	20,129
_____________________
(1) The prices at which we redeem shares under the program are as set forth above.
(2) We limited the dollar value of shares that could be redeemed under the program in 2022 as described above.

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
We commenced a private placement offering of our shares of common stock that was exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), on June 11, 2015. We ceased offering shares in the primary portion of our private offering on April 27, 2016. KBS Capital Markets Group LLC, an affiliate of our advisor, served as the dealer manager for the offering pursuant to a dealer manager agreement.
On April 26, 2016, the SEC declared our registration statement on Form S-11, pursuant to which we registered shares of our common stock for sale to the public, effective, and we retained KBS Capital Markets Group LLC to serve as the dealer manager for the initial public offering. We terminated the primary initial public offering effective June 30, 2017. We terminated the distribution reinvestment plan offering effective August 20, 2020.

On October 3, 2017, we launched a second private placement offering of our shares of common stock that exempt from registration pursuant to Rule 506(c) of Regulation D of the Securities Act. In connection with the offering, we entered into a dealer manager agreement with KBS Capital Advisors and an unaffiliated third party. In December 2019, our board of directors determined to suspend the second private offering and terminated the second private offering on August 5, 2020.
Through our capital raising activities, we raised $94.0 million from the sale of 10,403,922 shares of our common stock, including $8.5 million from the sale of 924,286 shares of common stock under our dividend reinvestment plan. As of December 31, 2022, we had 9,838,569 and 307,606 Class A and Class T shares outstanding, respectively.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of December 31, 2022, we owned four office buildings.
Going Concern Considerations
The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. We have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 73.0% as of December 31, 2022 and such occupancy may continue to decrease in the future as tenant leases expire due to the slower than expected return-to-office, which has adversely affected our portfolio of commercial office buildings. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of our properties in our portfolio.
As of February 13, 2023, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the amount outstanding on the loan on its February 1, 2023 due date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $46.3 million. Given the depressed office rental rates and the continued social unrest and increased crime in downtown Portland where the property is located, we do not anticipate any near-term recovery in value. We anticipate that we may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. Additionally, the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023. We do not expect to be able to refinance the Modified Term Loan at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loan. With our limited amount of cash on hand, our ability to make a loan paydown, without the sale of real estate assets, is severely limited. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, we will need to spend a substantial amount on capital leasing costs, however we have limited amounts of liquidity to make these capital commitments. In addition, the fixed costs associated with managing a public REIT, including the significant cost of compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to refinance our mortgage debt or sell the underlying properties prior to debt maturity. No assurances can be given that we will be successful in achieving these objectives.
Plan of Liquidation
Our board of directors and the Special Committee has each approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation. The Plan of Liquidation is subject to approval by our stockholders. On February 13, 2023, we commenced distribution of a definitive proxy statement to our stockholders for a liquidation vote to be held on May 9, 2023. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. We can provide no assurances as to the ultimate approval of the Plan of Liquidation by our stockholders or the timing of the liquidation of the company.
If our stockholders approve the Plan of Liquidation, we intend to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. In the interim, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for a potential sale.

We cannot complete the sale of all of our assets or our dissolution pursuant to the terms of the Plan of Liquidation unless our stockholders approve the Plan of Liquidation. If the Plan of Liquidation is not approved by our stockholders, our board of directors will meet to determine what other alternatives to pursue in the best interest of the company and our stockholders, including, without limitation, continuing to operate under our current business plan or seeking approval of a plan of liquidation at a future date. However, if we are unable to obtain the stockholder approval, we may be unable to meet our maturing debt obligations in the near term, including with respect to the Modified Term Loan maturing in November 2023. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties.
In connection with its consideration of a plan of liquidation, our board of directors determined to cease regular quarterly distributions and terminated the share redemption program. We expect any future liquidity to our stockholders will be provided in the form of liquidating distributions.
We elected to be taxed as a REIT under the Internal Revenue Code, beginning with the taxable year ended December 31, 2015. If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. If we fail to qualify for taxation as a REIT in any year after electing REIT status, our income will be taxed at regular corporate rates, and we may be precluded from qualifying for treatment as a REIT for the four-year period following our failure to qualify. Such an event could materially and adversely affect our net income and liquidating distribution to our stockholders. However, we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2015, and we will continue to operate so as to remain qualified as a REIT for federal income tax purposes thereafter.

Market Outlook – Real Estate and Real Estate Finance Markets
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. In particular, the geographic regions where our properties are located have suffered more significant adverse economic effects following the COVID-19 pandemic relative to geographies in other parts of the country. The combination of the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Upcoming and recent tenant lease expirations amidst the aforementioned headwinds coupled with slower than expected return-to-office have had direct and material impacts on the value of our real estate and our ability to access the debt markets.
We recognized impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020, the Commonwealth Building during the year ended December 31, 2021 and the Commonwealth Building and the Institute Property during the year ended December 31, 2022. We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. During 2021 and 2022, the usage of our assets remained lower than pre-pandemic levels. In addition, we experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels.
Further, the challenging economic circumstances have created a difficult environment in which to continue to create value in our portfolio consistent with our core-plus investment strategy. The properties in our portfolio were acquired to provide an opportunity for us to achieve more significant capital appreciation by increasing occupancy, negotiating new leases with higher rental rates and/or executing enhancement projects, all of which have become more difficult as a result of the impacts of COVID-19 on the demand for office space, in particular in the Portland area where one of our properties is located which has been further impacted by the social unrest that continues in the area.
Continued disruptions in the financial markets and economic uncertainty could adversely affect our ability to implement the Plan of Liquidation, if approved by our stockholders, and the liquidation proceeds available for distribution to our stockholders. Further, potential changes in customer behavior, such as the continued acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our ability to implement the Plan of Liquidation and the liquidation proceeds available for distribution to our stockholders. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment.

Liquidity and Capital Resources
As described above under “—Overview – Going Concern Considerations,” our management determined that substantial doubt exists about our ability to continue as a going concern. In addition, as described above under “—Overview – Plan of Liquidation,” our board of directors has approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation and submitted such plan to our stockholders for approval. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. We expect our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation (if approved by our stockholders); payments under debt obligations; capital commitments; and payments of distributions to stockholders pursuant to the Plan of Liquidation (if approved by our stockholders). If the Plan of Liquidation is approved by our stockholders, we expect to use our cash on hand and proceeds from the sale of properties as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments and proceeds from debt financing; however, asset sales will further reduce cash flow from these sources. Although this is the current intention of our board of directors, we can provide no assurance as to the ultimate approval of the Plan of Liquidation by our stockholders or the timing of the liquidation of the company.
We cannot complete the sale of all of our assets or our dissolution pursuant to the terms of the Plan of Liquidation unless our stockholders approve the Plan of Liquidation. If the Plan of Liquidation is not approved by our stockholders, our board of directors will meet to determine what other alternatives to pursue in the best interest of the company and our stockholders, including, without limitation, continuing to operate under our current business plan or seeking approval of a plan of liquidation at a future date. However, if we are unable to obtain the stockholder approval, we may be unable to meet our maturing debt obligations in the near term, including with respect to the Modified Term Loan maturing in November 2023. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties.
On December 15, 2022, in connection with the approval of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective December 30, 2022. Our share redemption program provided only for special redemptions and for the calendar year 2022 was limited to an amount not to exceed $250,000. Our board of directors expects that future liquidity will be provided to our stockholders through liquidating distributions, subject to stockholder approval of the Plan of Liquidation.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the impact of the COVID-19 pandemic on office properties as discussed above and more recently inflation.
Our cash and cash equivalents on hand are currently limited. The fixed costs associated with managing a public REIT, including the significant cost of compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. Such costs include, without limitation, the cost of preparing all financial statements required under applicable regulations and all reports, documents and filings required under the Exchange Act, or other federal or state laws for the general maintenance of our status as a REIT, under the applicable provisions of the Code, or otherwise. Given the size of our portfolio of properties, these costs constitute a significant percentage of our gross income, reducing our net income and cash flow.
Our advisor advanced funds to us, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. In connection with the adoption of the Plan of Liquidation by our board of directors, our Advisor waived payment of the $1.3 million advanced funds.

We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of December 31, 2022, we had mortgage debt obligations in the aggregate principal amount of $102.2 million and our aggregate borrowings were approximately 61% of our net assets before deducting depreciation and other non-cash reserves. Due to the current market environment, the value of our assets has been significantly impacted and our aggregate borrowing as a percentage of the current fair value of our assets before depreciation is substantially higher. As of February 13, 2023, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the amount outstanding on the loan on its February 1, 2023 due date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $46.3 million. Given the depressed office rental rates and the continued social unrest and increased crime in downtown Portland where the property is located, we do not anticipate any near-term recovery in value. We anticipate that we may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. Additionally, the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023. We do not expect to be able to refinance the Modified Term Loan at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loan. With our limited amount of cash on hand, our ability to make a loan paydown, without the sale of real estate assets, is severely limited. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties. Given the current disruptions in the market, rising interest rates and inflation, the cash flow from the properties may be insufficient to cover debt service and other required payments due on the loan which may result in a payment default. In the event we default on the loan, the lender would be entitled to foreclose on the properties.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we have used our capital resources to make certain payments to our advisor and our affiliated property manager.
We pay our advisor fees in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee was a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 2022. Recently, in connection with the board of directors’ review of the Plan of Liquidation, our advisor waived $3.0 million of accrued asset management fees as well as payment of its asset management fee as of October 1, 2022 through our liquidation. As a result, $5.9 million of accrued asset management fees are payable to our Advisor, which we expect to pay with proceeds from asset sales upon stockholder approval of the Plan of Liquidation.
We also pay fees to KBS Management Group, LLC (the “Co-Manager”), an affiliate of our advisor, pursuant to property management agreements with the Co-Manager, for certain property management services at our properties. The Co-Manager has agreed to waive payment of its property management fees as of October 1, 2022 through our liquidation.
We elected to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2015. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. We do not expect to pay regular distributions during the liquidation process.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2022 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of December 31, 2022, we owned four office properties. During the year ended December 31, 2022, net cash used in operating activities was $0.8 million. During the year ended December 31, 2021, net cash provided by operating activities was $1.7 million. Net cash used in operating activities increased due to a decrease in rental income and the timing of payment of lease incentives and lease commissions during 2022. We expect cash flows provided by operating activities to decrease in future periods to the extent the Plan of Liquidation is approved by our stockholders and we begin selling our assets.

Cash Flows from Investing Activities
Net cash used in investing activities was $1.1 million for the year ended December 31, 2022 due to improvements to real estate.
Cash Flows from Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $0.4 million as a result of proceeds from notes payable, offset by principal payments on notes payable, payments of deferred financing costs and redemption of common stock.

Debt Obligations
The following is a summary of our debt obligations as of December 31, 2022 (in thousands).

		Payments Due During the Years Ending December 31,
Debt Obligations	Total	2023	2024-2025	2026-2027	Thereafter
Outstanding debt obligations (1)	$102,179	$98,603	$3,576	$—	$—
Interest payments on outstanding debt obligations (2)	3,688	3,550	138	—	—
_____________________
(1) Amounts include principal payments only. Includes $46.3 million for the Commonwealth Mortgage Loan which was in maturity default as of February 13, 2023.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of December 31, 2022 (consisting of the contractual interest rate). We incurred interest expense of $4.6 million, excluding amortization of deferred financing costs totaling $0.2 million and unrealized gains on derivative instruments of $0.6 million during the year ended December 31, 2022.

Capital Expenditures Obligations
As of December 31, 2022, we have capital expenditure obligations of $3.1 million (of which $0.9 million relates to the Commonwealth Building), the majority of which is expected to be spent in the next twelve months and of which $1.4 million has already been accrued and included in accounts payable and accrued liabilities on our consolidated balance sheet as of December 31, 2022. This amount includes unpaid contractual obligations for building improvements and unpaid portions of tenant improvement allowances which were granted pursuant to lease agreements executed as of December 31, 2022, including amounts that may be classified as lease incentives pursuant to GAAP. In certain cases, tenants may have discretion when to utilize their tenant allowances and may delay the start of projects or tenants control the construction of their projects and may not submit timely requests for reimbursement or there are general construction delays, all of which could extend the timing of payment for a portion of these capital expenditure obligations beyond twelve months.

Results of Operations
In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 31, 2022.
As of December 31, 2022 and 2021, we owned four office properties. If the Plan of Liquidation is approved by our stockholders, we will undertake an orderly liquidation by selling all of our assets, paying our debts, providing for known and unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, subject to other factors as described below, we expect income and expenses to decrease in future periods due to reduced occupancy at our properties and disposition activity.

The following table provides summary information about our results of operations for the year ended December 31, 2022 and 2021 (dollar amounts in thousands):
Comparison of the year ended December 31, 2022 versus the year ended December 31, 2021

	For the Years Ended December 31,		Increase (Decrease)	Percentage Change
	2022	2021
Rental income	$14,466	$16,099	$(1,633)	(10)%
Other operating income	136	177	(41)	(23)%
Operating, maintenance and management costs	3,721	3,926	(205)	(5)%
Property management fees and expenses to affiliate	70	114	(44)	(39)%
Real estate taxes and insurance	3,182	2,899	283	10%
Asset management fees to affiliate	(1,740)	1,740	(3,480)	(200)%
General and administrative expenses	1,871	1,509	362	24%
Depreciation and amortization	5,926	7,536	(1,610)	(21)%
Interest expense	4,185	2,343	1,842	79%
Impairment charges on real estate	18,665	13,164	5,501	42%
Interest and other income	44	—	44	100%
Gain related to forgiveness of advance from the Advisor	1,338	—	1,338	100%

Rental income decreased from $16.1 million for the year ended December 31, 2021 to $14.5 million for the year ended December 31, 2022, primarily as a result of lease expirations, which decreased our occupancy rate from 75.3% as of December 31, 2021 to 73.0% as of December 31, 2022. In addition, tenant reimbursements decreased in 2022 primarily as a result of the abatement of operating expense and property tax reimbursements during 2022 for one tenant at our Houston property. Overall, we expect rental income to decrease in future periods due to reduced occupancy at our properties and anticipated dispositions of real estate properties. In addition, potential changes in customer behavior, such as continued acceptance and desirability of work-from-home arrangements resulting from the COVID-19 pandemic, could negatively impact demand for office space, adversely impacting our ability to re-lease vacant space and adversely impact our rental income.
Operating, maintenance, and management costs decreased from $3.9 million for the year ended December 31, 2021 to $3.7 million for the year ended December 31, 2022, primarily due to a decrease in operating costs, including janitorial and repairs and maintenance costs, as a result of a decrease in physical occupancy at our real estate properties. We expect operating, maintenance, and management costs to decrease in future periods due to reduced occupancy at our properties and anticipated dispositions of real estate properties, offset by general increase due to inflation and as physical occupancy increases as employees return to the office.
Real estate taxes and insurance increased from $2.9 million for the year ended December 31, 2021 to $3.2 million for the year ended December 31, 2022, primarily due to property tax consulting fees incurred in 2022 and a decrease in property tax refund received in 2022. We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties, partially offset by general increase due to inflation.
Asset management fees to affiliate decreased from $1.7 million for the year ended December 31, 2021 to $(1.7) million for the year ended December 31, 2022, primarily due to our advisor’s waiver of $3.0 million of accrued asset management fees. As a result, as of December 31, 2022, $5.9 million of the $8.9 million accrued and deferred asset management fees related to the periods from October 2017 through September 2022 is due to our advisor. We do not expect any asset management fees in future periods as our advisor has waived payment of its asset management fees as of October 1, 2022 through our liquidation. As a result, we will no longer accrue asset management fees payable to our advisor for any periods after September 30, 2022.
General and administrative expenses increased from $1.5 million for the year ended December 31, 2021 to $1.9 million for the year ended December 31, 2022, primarily due to legal fees related to our plan of liquidation incurred during the year ended December 31, 2022. General and administrative costs consisted primarily of legal fees, internal audit compensation expense, errors and omissions insurance, board of directors fees and audit cost.

Depreciation and amortization decreased from $7.5 million for the year ended December 31, 2021 to $5.9 million for the year ended December 31, 2022, primarily due to lease expirations, early lease terminations and reduced depreciable asset basis for the Commonwealth Building as a result of non-cash impairment charges recorded subsequent to December 31, 2021. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and fully amortized tenant origination and absorption costs related to lease expirations, partially offset by increases in capital improvements.
Interest expense increased from $2.3 million for the year ended December 31, 2021 to $4.2 million for the year ended December 31, 2022. Included in interest expense is the amortization of deferred financing costs of $0.2 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively. Interest expense (including gains and losses) incurred as a result of our derivative instruments, decreased interest expense by $0.2 million and $3,000 during the years ended December 31, 2022 and 2021, respectively. The increase in interest expense is primarily due to an increase in one-month LIBOR and one-month Term SOFR and its impact on interest expense related to our variable rate debt. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans. Our interest expense in future periods will also vary based on fluctuations in one-month LIBOR and one-month Term SOFR and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make.
During the year ended December 31, 2022, we recorded non-cash impairment charges of $18.7 million to write down the carrying value of the Commonwealth Building and the Institute Property to their estimated fair values as a result of changes in cash flow estimates including a change in leasing projections at both properties and a continued decrease in occupancy at the Commonwealth Building, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the properties. During the year ended December 31, 2021, we recorded non-cash impairment charges of $13.2 million to write down the carrying value of the Commonwealth Building to its estimated fair value as a result of a continued decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections during the years ended December 31, 2022 and 2021 was primarily due to reduced demand for the office space at both properties resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. In addition, the decrease in cash flow projections during the years ended December 31, 2022 and 2021 for the Commonwealth Building was affected by the disruptions caused by protests and demonstrations and increased crime in the downtown area of Portland, Oregon, where the property is located. Also, tenants at the Institute Property have been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted. Subsequent to December 31, 2022, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the amount outstanding on the loan on its February 1, 2023 maturity date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $46.3 million. Additionally, there are a significant number of distressed properties in the Downtown Portland market, which may further impact the value of the Commonwealth Building. Given the depressed office rental rates and the continued social unrest and increased crime in downtown Portland where the property is located, we do not anticipate any near-term recovery in value. We anticipate that we may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. See “ – Subsequent Events – Commonwealth Building Mortgage Loan Default.”
During the year ended December 31, 2022, in connection with the adoption of the Plan of Liquidation by our board of directors, our advisor has agreed to waive the advisor advance payable of $1.3 million that was due to our advisor. See “–Liquidity and Capital Resources.”

Distributions
Cash distributions will be determined by our board of directors based on our financial condition and such other factors as our board of directors deems relevant. Our board of directors has not pre-established a percentage rate of return for cash distributions to stockholders. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. In connection with its consideration of a plan of liquidation, our board of directors determined to cease paying regular quarterly distributions with the first quarter of 2022 and expects that any future distributions to our stockholders would be liquidating distributions from the sale of our remaining assets.

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
In accordance with Topic 842, we make a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determine the lease payments are not probable of collection, we would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only to the extent cash has been received. We make estimates of the collectability of the lease payments which requires significant judgment by management. We consider payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements, including the impact of the COVID-19 pandemic on the tenant’s business, in making the determination. These changes to our collectibility assessment are reflected as an adjustment to rental income.
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
Commonwealth Building Mortgage Loan Default
On January 18, 2018, we, through an indirect wholly owned subsidiary (the “Commonwealth Borrower”) entered into a loan agreement secured by the Commonwealth Building in Portland, Oregon with the Metropolitan Life Insurance Company (the “Commonwealth Lender”), an unaffiliated lender, for borrowings of up to $51.4 million (the “Commonwealth Building Mortgage Loan”).
On February 13, 2023, the Commonwealth Borrower defaulted on the Commonwealth Building Mortgage Loan following its failure to pay the amount of the debt outstanding and due to the lender on the February 1, 2023 maturity date. As previously disclosed, given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $47.4 million. Given the depressed office rental rates and the continued social unrest and increased crime in downtown Portland where the property is located, we do not anticipate any near-term recovery in value. We may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. The loan is non-recourse to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We currently have $102.2 million in debt outstanding, all of which is variable rate and is related to borrowings used to maintain liquidity and to fund the financing and refinancing of our real estate investment portfolio and operations. We are exposed to the effects of interest rate changes as a result of these borrowings. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives have been to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs with a variety of financial instruments, including interest rate caps, floors and swap agreements in order to limit the effects of changes in interest rates on our operations. As of November 1, 2022, our remaining interest rate swap had expired. Given our board of director’s approval of the Plan of Liquidation as well as the maturity dates for a significant portion of our outstanding debt, we do not anticipate entering into any future derivative instruments to hedge our exposure to cash flow variability caused by changing interest rates. As of February 13, 2023, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the $47.4 million outstanding on the loan on its February 1, 2023 due date. In addition, the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023.
The table below summarizes the outstanding principal balance, weighted-average interest rates and fair value for our notes payable, based on maturity dates as of December 31, 2022 (dollars in thousands):

	Maturity Date						Total Value or Amount
	2023	2024	2025	2026	2027	Thereafter		Fair Value
Liabilities
Notes payable, principal outstanding
Variable Rate	$98,528	$3,651	$—	$—	$—	$—	$102,179	$93,960
Weighted-average interest rate (1)	8.2%	6.7%	—%	—%	—%	—%	8.2%
_____________________
(1) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2022 (consisting of the contractual interest rate), if applicable, using interest rate indices as of December 31, 2022, where applicable.
All of our outstanding debt is variable rate. Movements in interest rates on variable rate debt change future earnings and cash flows, but do not significantly affect the fair value of the debt. However, changes in required risk premiums will result in changes in the fair value of variable rate instruments. At December 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $102.2 million of variable rate debt outstanding. Based on interest rates as of December 31, 2022, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2023, interest expense on our variable rate debt would increase or decrease by $1.0 million; excluding the Commonwealth Building Mortgage Loan, interest expense on our variable rate debt would increase or decrease by $0.6 million.
The weighted average interest rate of our variable rate debt at December 31, 2022 was 8.2%.  Excluding the Commonwealth Building Mortgage Loan, the weighted average interest rate of our variable rate debt as of December 31, 2022 was 6.5%. The interest rate represents the actual interest rate in effect at December 31, 2022 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2022 where applicable.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	71
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	45
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	58
George R. Bravante, Jr.	Independent Director	64
Jon D. Kline	Independent Director	56
Keith P. Russell	Independent Director	77
_____________________
* As of March 1, 2023.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2015. In August 2019, he was also elected as our President. He is also the Chairman and President of our advisor, and he served as the Chief Executive Officer of our advisor from October 2004 through December 2021. He is also the Chairman of the Board, Chief Executive Officer and a director of KBS REIT II, positions he has held for these entities since October 2004, August 2007, August 2007 and July 2007, respectively. Mr. Schreiber is Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010 and December 2009, respectively. From January 2010 through November 2022, he also served as Chairman of the Board of KBS REIT III. In August 2019, Mr. Schreiber was also elected as President of KBS REIT II and KBS REIT III. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 50% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 50% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2009, 2008, 2009, and 2013, respectively.
Mr. Schreiber is the Chairman and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2022, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $29.3 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019). Through October 31, 2019 our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
Mr. Schreiber oversees all aspects of our advisor’s and KBS Realty Advisors’ operations, including the acquisition, management and disposition of individual investments and portfolios of investments for KBS-sponsored programs and KBS-advised investors. He also directs all facets of our advisor’s and KBS Realty Advisors’ business activities and is responsible for investor relationships.
In addition, from July 2018 until February 2022, Mr. Schreiber served as Chairman of the Board and a director for KBS US Prime Property Management Pte. Ltd., which is the external manager of Prime US REIT, a Singapore real estate investment trust that is listed on the Singapore Exchange Securities Trading Limited (the “SGX-ST”). Mr. Schreiber holds an indirect ownership interest in KBS US Prime Property Management Pte. Ltd. and KBS Asia Partners Pte. Ltd., which is the sponsor of Prime US REIT.

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

Jon D. Kline is one of our independent directors and is the chair of the conflicts committee, positions he has held since March 2016. He is also a member of the audit committee and the special committee. Mr. Kline is the founder and Chief Executive Officer of Clearview Hotel Capital, LLC, a privately-held hotel investment and advisory company focused on acquiring and providing asset management for hotels in urban and unique locations. Mr. Kline has led Clearview Hotel Capital since its founding in 2007. From 2006 through 2007, he served as President and, from 2003 to 2006, as Chief Financial Officer of Sunstone Hotel Investors, Inc., a public hotel REIT (NYSE:SHO). Prior to joining Sunstone in 2003, Mr. Kline oversaw the U.S. hospitality and leisure investment banking practice at Merrill Lynch & Co., with responsibility for lodging, gaming, restaurants and other leisure industries. Prior to joining Merrill Lynch, Mr. Kline was a real estate investment banker at Smith Barney, focused on lodging and other real estate asset classes, and an attorney with Sullivan & Cromwell LLP. Mr. Kline served on the board of directors of CareTrust REIT, Inc. (NASDAQ: CTRE), a public REIT, from June 2014 to May 2022, and he was the chair of the audit committee and a member of the nominating and corporate governance committee. Mr. Kline holds a Bachelor of Arts in Economics from Emory University and a J.D. from New York University School of Law.
The board of directors has concluded that Mr. Kline is qualified to serve as an independent director and as chair of the conflicts committee for reasons including his executive leadership experience in a public REIT, his professional and educational background, his network of relationships with real estate professionals and his extensive background and experience in public markets and in real estate and finance transactions. As the founder of Clearview Hotel Capital, Mr. Kline is acutely aware of the operational challenges we will encounter. In addition, his former service as a director and chair of the audit committee of CareTrust REIT provide him an understanding of the requirements of serving on the board of, and the issues facing, a public real estate company such as ours.
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
The board of directors concluded that Mr. Russell is qualified to serve as an independent director and as chair of the audit committee for reasons including his expertise in the areas of risk management and financial analysis and his general investment experience. As a leading executive with several large financial institutions, Mr. Russell has extensive experience in assessing risks and reserves for companies in a wide range of financial situations, which contributes invaluable expertise to the board of directors. In addition, his prior service as a director and chair of the audit committee of Sunstone Hotel Investors, his service as a director and member of the audit and risk committee of Hawaiian Electric Industries, Inc. and as a former director and chair of the audit committee of Nationwide Health Properties provides him an understanding of the requirements of serving on the board of, and the issues facing, a public real estate company such as ours.
The Audit Committee
Our board of directors has established an audit committee. The audit committee’s function is to assist our board of directors in fulfilling its responsibilities by overseeing (i) our accounting and financial reporting processes, (ii) the integrity of our financial statements, (iii) our compliance with legal and regulatory requirements, (iv) our independent registered public accounting firm’s qualifications, performance and independence, and (v) the performance of our internal audit function. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter. The audit committee charter is available on our website at kbsgireit.com.

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
Compensation of Directors
If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our conflicts committee, based upon recommendations from our advisor. One of our executive officers, Mr. Schreiber, manages and controls our advisor, and through our advisor, is involved in recommending the compensation to be paid to our independent directors.
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2022.

Name	Fees Earned in 2022 or Paid in Cash (1)	All Other Compensation	Total
George R. Bravante, Jr.	$109,162	$—	$109,162
Jon D. Kline	111,662	—	111,662
Keith P. Russell	109,662	—	109,662
Charles J. Schreiber, Jr. (2)	—	—	—
_____________________
(1) Fees Earned in 2022 or Paid in Cash include meeting fees earned in: (i) 2021 but paid or reimbursed in the first quarter of 2022 as follows: Mr. Bravante $7,333, Mr. Kline $8,333, and Mr. Russell $7,333; and (ii) 2022 but paid or to be paid in 2023 as follows: Mr. Bravante $12,333, Mr. Kline $12,333, and Mr. Russell $12,333.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 6, 2023, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock or Class T common stock, respectively (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner of Class A and Class T Shares, as indicated (1)	Amount and Nature of Beneficial Ownership of Class A Shares		Percent of all Class A Shares	Amount and Nature of Beneficial Ownership of Class T Shares	Percent of all Class T Shares
Burns Family Trust	—		—	24,077	7.83%
Burnell D. & Shirley Kraft Revocable Trust	—		—	18,538	6.03%
Julie W. Lorenzen Trust	—		—	18,148	5.90%
Comrit Investments 1, Limited Partnership (2)	1,755,752		17.85%	—	—
Charles J. Schreiber, Jr. (3)	59,796	(4)	0.61%	—	—
Jeffrey K. Waldvogel	—		—	—	—
Stacie K. Yamane	—		—	—	—
George R. Bravante, Jr.	—		—	—	—
Jon D. Kline	—		—	—	—
Keith P. Russell	—		—	—	—
_____________________
(1) The address of each named beneficial owner is 800 Newport Center Drive, Suite 700, Newport Beach, California 92660.
(2) Decisions regarding the voting or disposition of the shares of our common stock held by Comrit Investments I, Limited Partnership (“Comrit LP”) are made by Comrit Investments Ltd. (“Comrit Ltd.”), the sole general partner of the limited partnership. Comrit Ltd., as the general partner of Comrit LP, and Mr. Ziv Sapir, as the Chief Executive Officer and a controlling person of Comrit Ltd., may be deemed to have beneficial ownership (under Section 13 of the Act) of the shares of Class A common stock beneficially owned by Comrit LP as a result of their power to indirectly direct the vote and disposition of the same.
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
Liquidation Strategy and Portfolio Management Policy. Our board of directors and the Special Committee has each approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation. The Plan of Liquidation is subject to approval by our stockholders. On February 13, 2023, we commenced distribution of a definitive proxy statement to our stockholders for a liquidation vote to be held on May 9, 2023. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. We can provide no assurances as to the ultimate approval of the Plan of Liquidation by our stockholders or the timing of the liquidation of the company.
If our stockholders approve the Plan of Liquidation, we intend to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. In the interim, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for a potential sale.
We did not dispose of any real estate assets during the year ended December 31, 2022 and 2021, respectively. As of February 28, 2023, we owned four office buildings.
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
As of February 28, 2023, our borrowings and other liabilities were approximately 61% of the cost (before deducting depreciation and other noncash reserves) and book value (before deducting depreciation) of our tangible assets. Due to the current market environment, the value of our assets has been significantly impacted and our aggregate borrowing as a percentage of the current fair value of our assets is substantially higher.

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
Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2022 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2022, total operating expenses represented approximately 1.0% and 43.8% of our average invested assets and our net income, respectively.
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
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2021 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
We have entered into agreements with certain affiliates pursuant to which they provide services to us. All of our executive officers and our affiliated director are also officers, directors, managers, or key professionals of and/or holders of a direct or indirect controlling interest in our advisor and other affiliated KBS entities. Charles J. Schreiber, Jr. is the Chairman of our Board, our Chief Executive Officer, our President and our affiliated director. Our advisor is owned and controlled by KBS Holdings, our sponsor. Charles J. Schreiber, Jr. indirectly controls our sponsor and our advisor.

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
Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring April 28, 2023, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. For the period from January 1, 2022 through the most recent date practicable, which was February 28, 2023, we compensated our advisor as set forth below.
Pursuant to our advisory agreement, our advisor earns a monthly fee for asset management services equal to one-twelfth of 1.0% of the cost of our investments, including the portion of the investment that is debt financed. Our advisor deferred payment of asset management fees related to the periods from October 2017 through September 30, 2022. From January 1, 2021 through December 31, 2021, our asset management fees totaled $1.7 million. From January 1, 2022 through September 2022, our asset management fees totaled $1.3 million. In connection with our board of director’s consideration of the Plan of Liquidation, our advisor waived payment of its asset management fee as of October 1, 2022 through our liquidation. In January 2023, our advisor waived $3.0 million of accrued asset management fees, which was equal to the asset management fees accrued and deferred for the year ended December 31, 2021 and the period from January 1, 2022 through September 30, 2022.
Under our advisory agreement, we reimburse our advisor and its affiliates for certain expenses they incur in connection with their provision of services to us, including our allocable share of the salaries, benefits and overhead of internal audit department personnel providing services to us and promotional costs and expenses related to the leasing of properties. We do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2021 through December 31, 2021, we had reimbursed our advisor for $273,000 of operating expenses, of which $265,000 was related to employee costs. From January 1, 2022 through February 28, 2023, we had reimbursed our advisor for $123,000 of operating expenses, of which $118,000 was related to employee costs. As of February 28, 2023, $6,700 were payable to our advisor.

As of December 31, 2022, we had been charged $0.3 million by certain vendors for services for which we believe we were either overcharged or which were never performed. From January 1, 2022 through December 31, 2022, we incurred $0.2 million of legal and accounting costs related to the investigation of this matter. Our advisor agreed to reimburse us for any amounts inappropriately charged to us for these vendor services and for legal and accounting costs incurred related to the investigation of this matter. As of December 31, 2022, our advisor had reimbursed us $0.5 million in cash for amounts inappropriately charged to us and for legal and accounting costs related to the investigation of this matter.
Our advisor advanced funds to us, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of September 30, 2022, the total advanced funds due to our advisor from us was approximately $1.3 million. In connection with the consideration of the Plan of Liquidation by our board of directors, our advisor waived payment of the $1.3 million advanced funds.
Pursuant to the terms of the advisory agreement, our advisor is entitled to payment of a disposition fee in connection with the sale of our properties if our conflicts committee determines that our advisor provided a substantial amount of the services in the effort to sell the property. However, our advisor has agreed to waive any disposition fees owed in connection with asset sales pursuant to the Plan of Liquidation.
The conflicts committee considers our relationship with our advisor during 2022 and 2021 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2021 through December 31, 2021, and from January 1, 2022 through February 28, 2023, we incurred and paid $750 and $650, respectively, of costs and expenses related to the AIP Reimbursement Agreement.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.
Our Relationship with KBS Management Group, LLC. For property management services with respect to certain properties, we pay KBS Management Group, LLC, our property co-manager and an affiliate of our advisor, a monthly fee equal to a percentage of the rent (to be determined on a property-by-property basis, consistent with current market rates), payable and actually collected for the month. From January 1, 2021 through December 31, 2021, our property management fees totaled $114,000. From January 1, 2022 through September 2022, our property management fees totaled $70,000. KBS Capital Management Group, LLC has agreed to waive payment of its property management fees beginning October 1, 2022 through our liquidation.
The conflicts committee believes that this arrangement with KBS Management Group, LLC is fair.
Insurance Program. As of January 1, 2021, we, together with KBS Real Estate Investment Trust II (“KBS REIT II”), KBS Real Estate Investment Trust III (“KBS REIT III”), our dealer manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2022, we renewed our participation in the program, and the program is effective through June 30, 2023. At renewal on June 30, 2022, KBS REIT II elected to cease participation in the program and obtained separate insurance coverage.
The conflicts committee believes this arrangement is fair.
From January 1, 2021 through December 31, 2021 and from January 1, 2022 through February 28, 2023, no other transactions occurred between us and KBS REIT II, KBS REIT III, our dealer manager, our advisor or other KBS-affiliated entities.
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

March 8, 2023	The Conflicts Committee of the Board of Directors: Jon D. Kline (chair), George R. Bravante, Jr. and Keith P. Russell

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2022, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2022 and 2021 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2022 and 2021, are set forth in the table below.

	2022	2021
Audit fees	$370,000	$347,500
Audit-related fees	—	—
Tax fees	21,812	40,426
All other fees	2,400	2,400
Total	$394,212	$390,326

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

4.4
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

10.7
Commencement Letter between URS Corporation and Greenhouse Office Investors I, LLC dated as of January 30, 2015, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.8
Commencement Letter to Fourth Amendment to Office Lease Agreement between Greenhouse Office Investors I, LLC and AECOM dated as of September 2, 2016, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed March 9, 2017

10.9
Loan Agreement, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.10
Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by KBSGI 421 SW 6th Avenue, LLC to Chicago Title Insurance Company for the benefit of Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.11
Guaranty of Recourse Obligations, by and between KBSGI REIT Properties, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.12
Promissory Note, by and between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company, dated as of January 18, 2018, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.13
Real Estate Property Co-Management Agreement (related to 213 West Institute Place), by and between KBSGI 213 West Institute Place, LLC, KBS Realty Advisors, LLC, and KBS Management Group LLC dated as of November 9, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.14
Amended and Restated Promissory Note with J.P. Morgan Chase Bank, N.A. dated November 9, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.15
Amended and Restated Term Loan and Security Agreement with J.P. Morgan Chase Bank, N.A. dated November 9, 2017, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed March 12, 2018

10.16
Real Estate Property Co-Management Agreement (related to the Commonwealth Building), by and among KBSGI 421 SW 6th Avenue, LLC, KBS Capital Advisors LLC and KBS Management Group, LLC, dated as of July 18, 2016, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed August 11, 2016

10.17
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated April 28. 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 29, 2022

10.18
Second Modification Agreement by and among KBSGI Office at Greenhouse, LLC and KBSGI 213 West Institute Place, LLC and JPMORGAN CHASE BANK, N.A. dated August 1, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 12, 2022

10.19
Second Amended and Restated Guaranty by KBSGI REIT Properties, LLC for the benefit of JPMorgan Chase Bank, N.A. dated August 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 12, 2022

10.20	Letter Modification Agreement entered November 9, 2022 between KBSGI 421 SW 6th Avenue, LLC and Metropolitan Life Insurance Company

21.1	Subsidiaries of the Company

Ex.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of KBS Growth & Income REIT, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced declines in occupancy, operating cash flows and market values of its properties, defaulted on $46.3 million of loan principal that matured in February 2023, has an additional $52.3 million of loan principal maturing within one year from the date of issuance of the consolidated financial statements, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The Company’s real estate investments totaled $100.0 million as of December 31, 2022. As discussed in Note 3 to the consolidated financial statements, the Company monitors on an ongoing basis events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment are present, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and eventual disposition of the property. If the carrying value of the real estate is determined to not be recoverable, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. The Company recorded real estate impairment charges of $18.7 million during the year ended December 31, 2022.
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
Irvine, California
March 9, 2023

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Real estate:
Land	$16,764	$19,822
Buildings and improvements	91,904	110,582
Tenant origination and absorption costs	6,565	7,873
Total real estate, cost	115,233	138,277
Less accumulated depreciation and amortization	(15,233)	(15,101)
Total real estate, net	100,000	123,176
Cash and cash equivalents	5,281	7,882
Restricted cash	1,252	247
Rents and other receivables	5,452	4,284
Above-market leases, net	51	72
Due from affiliates	2	276
Prepaid expenses and other assets	2,872	2,218
Total assets	$114,910	$138,155
Liabilities and stockholders’ equity
Notes payable, net	$102,099	$101,454
Accounts payable and accrued liabilities	3,846	3,825
Due to affiliates	5,906	9,006
Below-market leases, net	436	838
Other liabilities	1,537	1,982
Total liabilities	113,824	117,105
Commitments and contingencies (Note 10)
Redeemable common stock	—	250
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,838,569 and 9,855,330 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	99	99
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 307,606 and 310,974 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	85,340	85,158
Cumulative distributions and net losses	(84,356)	(64,460)
Total stockholders’ equity	1,086	20,800
Total liabilities and stockholders’ equity	$114,910	$138,155

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues:
Rental income	$14,466	$16,099	$17,892
Other operating income	136	177	160
Total revenues	14,602	16,276	18,052
Expenses:
Operating, maintenance, and management	3,721	3,926	3,829
Property management fees and expenses to affiliate	70	114	136
Real estate taxes and insurance	3,182	2,899	2,672
Asset management fees to affiliate	(1,740)	1,740	1,729
General and administrative expenses	1,871	1,509	2,307
Depreciation and amortization	5,926	7,536	8,104
Interest expense	4,185	2,343	4,965
Impairment charges on real estate	18,665	13,164	5,750
Total expenses	35,880	33,231	29,492
Other income (loss):
Interest and other income	44	—	14
Gain related to forgiveness of advance from the Advisor	1,338	—	—
Gain on sale of real estate, net	—	—	5,245
Equity in loss of unconsolidated joint venture	—	—	(827)
Loss from extinguishment of debt	—	—	(29)
Total other income	1,382	—	4,403
Net loss	$(19,896)	$(16,955)	$(7,037)
Net loss per common share, basic and diluted	$(1.96)	$(1.67)	$(0.69)
Weighted-average number of common shares outstanding, basic and diluted	10,160,159	10,173,891	10,181,003

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2019	9,841,004	$98	306,292	$3	$84,184	$(37,007)	$47,278
Net loss	—	—	—	—	—	(7,037)	(7,037)
Issuance of common stock	57,292	1	4,682	—	521	—	522
Transfers from redeemable common stock	—	—	—	—	750	—	750
Redemptions of common stock	(24,567)	—	—	—	(207)	—	(207)
Distributions declared	—	—	—	—	—	(1,716)	(1,716)
Balance, December 31, 2020	9,873,729	99	310,974	3	85,248	(45,760)	39,590
Net loss	—	—	—	—	—	(16,955)	(16,955)
Redemptions of common stock	(18,399)	—	—	—	(90)	—	(90)
Distributions declared	—	—	—	—	—	(1,745)	(1,745)
Balance, December 31, 2021	9,855,330	99	310,974	3	85,158	(64,460)	20,800
Net loss	—	—	—	—	—	(19,896)	(19,896)
Transfers from redeemable common stock	—	—	—	—	250	—	250
Redemptions of common stock	(16,761)	—	(3,368)	—	(68)	—	(68)
Balance, December 31, 2022	9,838,569	$99	307,606	$3	$85,340	$(84,356)	$1,086

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net loss	$(19,896)	$(16,955)	$(7,037)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,926	7,536	8,104
Impairment charges on real estate	18,665	13,164	5,750
Equity in loss of unconsolidated joint venture	—	—	827
Deferred rents	(786)	262	346
Amortization of above- and below-market leases, net	(381)	(651)	(996)
Amortization of deferred financing costs	223	237	309
Unrealized (gain) loss on derivative instruments	(610)	(1,629)	735
Loss from extinguishment of debt	—	—	29
Gain on sale of real estate, net	—	—	(5,245)
Changes in operating assets and liabilities:
Rents and other receivables	(394)	(1,704)	(57)
Prepaid expenses and other assets	(995)	(1,158)	(153)
Accounts payable and accrued liabilities	62	1,609	(191)
Due from affiliates	274	(276)	—
Due to affiliates	(3,100)	1,731	1,723
Other liabilities	172	(446)	(315)
Net cash (used in) provided by operating activities	(840)	1,720	3,829
Cash Flows from Investing Activities:
Proceeds from sale of real estate	—	—	23,603
Improvements to real estate	(1,110)	(709)	(1,298)
Purchase of joint venture partner’s equity interest, net of cash acquired	—	—	(858)
Reimbursement from unconsolidated joint venture	—	—	3
Net cash (used in) provided by investing activities	(1,110)	(709)	21,450
Cash Flows from Financing Activities:
Proceeds from notes payable	587	4,710	1,400
Principal payments on notes payable	(74)	(37)	(26,650)
Payments of deferred financing costs	(91)	(79)	(89)
Payments to redeem common stock	(68)	(90)	(207)
Distributions paid to common stockholders	—	(1,745)	(1,661)
Net cash provided by (used in) financing activities	354	2,759	(27,207)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,596)	3,770	(1,928)
Cash and cash equivalents and restricted cash, beginning of period	8,129	4,359	6,287
Cash and cash equivalents and restricted cash, end of period	$6,533	$8,129	$4,359
Supplemental Disclosure of Cash Flow Information:
Interest paid	$4,244	$3,807	$4,009
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$86	$127	$100
Dividends paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$—	$—	$522
Real estate consolidated in connection with joint venture purchase	$—	$—	$4,780
Other assets consolidated in connection with joint venture purchase	$—	$—	$64
Note payable assumed in connection with joint venture purchase	$—	$—	$3,763
Liabilities assumed in connection with joint venture purchase	$—	$—	$53

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
As of December 31, 2022, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy.
The Company commenced capital raising activities in June 2015 through a private placement offering. The private offering was followed by a public offering and a second private offering. In August 2020, the Company’s board of directors approved the termination of capital raising activities with the termination of the Company’s distribution reinvestment plan offering and second private offering. As of December 31, 2022, the Company had 9,838,569 and 307,606 Class A and Class T shares outstanding, respectively.
Plan of Liquidation
The Company’s board of directors and a special committee composed of all of the Company’s independent directors (the “Special Committee”) has each approved the sale of all of the Company’s assets and the Company’s dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”). Pursuant to the Company’s charter, the affirmative vote of a majority of all of the shares of the Company’s common stock entitled to vote on the Plan of Liquidation is required for approval of the Plan of Liquidation. On February 13, 2023, the Company commenced distribution of a definitive proxy statement to the Company’s stockholders for a liquidation vote to be held on May 9, 2023. The principal purpose of the Plan of Liquidation will be to provide liquidity to the Company’s stockholders by selling its assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. The Company can provide no assurances as to the ultimate approval of the Plan of Liquidation by the Company’s stockholders or the timing of the liquidation of the Company.
If the Company’s stockholders approve the Plan of Liquidation, the Company intends to pursue an orderly liquidation of its company by selling all of its remaining assets, paying its debts and its known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to the Company’s stockholders and winding up its operations and dissolving its company. In the interim, the Company intends to continue to manage its portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of its properties to enhance property stability and better position the Company’s assets for a potential sale.
If the Plan of Liquidation is not approved by the Company’s stockholders, the board of directors will meet to determine what other alternatives to pursue in the best interest of the Company and its stockholders, including, without limitation, continuing to operate under the current business plan or seeking approval of a plan of liquidation at a future date.
In connection with its consideration of the Plan of Liquidation, the Company’s board of directors determined to cease regular quarterly distributions and terminated the share redemption program. The Company expects any future liquidity to its stockholders will be provided in the form of liquidating distributions.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
2. GOING CONCERN
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations one year from the date the consolidated financial statements are issued. The Company has experienced a decline in occupancy from 90.4% as of December 31, 2020 to 73.0% as of December 31, 2022 and such occupancy may continue to decrease in the future as tenant leases expire due to the slower than expected return-to-office, which has adversely affected the Company’s portfolio of commercial office buildings. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of the properties in the Company’s portfolio.
As of February 13, 2023, the Company is in maturity default with respect to the Commonwealth Building Mortgage Loan (as discussed in Note 6) following the Company’s failure to pay the amount outstanding on the loan on its February 1, 2023 due date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $46.3 million. Given the decreased office rental rates and several other factors, the Company does not anticipate any near-term recovery in value. The Company anticipates that it may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. Additionally, the Modified Term Loan (as discussed in Note 6) with an outstanding balance of $52.3 million is maturing in November 2023. The Company does not expect to be able to refinance the Modified Term Loan at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loan. With the Company’s limited amount of cash on hand, the Company’s ability to make any loan paydowns, without the sale of real estate assets, is severely limited. If the Company is unable to meet its payment obligations at maturity because it cannot refinance the Modified Term Loan, the lender could foreclose on the Institute Property and the Offices at Greenhouse building, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties, LLC (“KBS GI REIT Properties”). Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, the Company will need to spend a substantial amount on capital leasing costs, however, the Company has limited amounts of liquidity to make these capital commitments. In addition, the fixed costs associated with managing a public REIT, including the significant cost of compliance with all federal, state and local regulatory requirements applicable to the Company with respect to its business activities, are substantial. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to refinance the Company’s mortgage debt or sell the underlying properties prior to debt maturity. No assurances can be given that the Company will be successful in achieving these objectives. In addition, as described in Note 1, “Organization – Plan of Liquidation,” if the Company’s stockholders approve the Plan of Liquidation, the Company intends to pursue an orderly liquidation of its company by selling all of its remaining assets, paying its debts and its known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to the Company’s stockholders and winding up its operations and dissolving the company.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In accordance with Topic 842, the Company makes a determination of whether the collectibility of the lease payments in an operating lease is probable. If the Company determines the lease payments are not probable of collection, the Company would fully reserve for any contractual lease payments, deferred rent receivable, and variable lease payments and would recognize rental income only if cash has been received. These changes to the Company’s collectibility assessment are reflected as an adjustment to rental income.
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
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the years ended December 31, 2022, 2021 and 2020, the Company recorded $18.7 million, $13.2 million and $5.8 million, respectively, of impairment losses on its real estate and related intangible assets. See Note 4, “Real Estate - Impairment of Real Estate.”

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents are stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2022. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2022.
Restricted Cash
Restricted cash is composed of cash flow sweep and lender impound reserve accounts related to the Company’s borrowings.
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
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
December 31, 2022
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
Redeemable Common Stock
The Company had adopted a share redemption program, which was terminated effective December 30, 2022, pursuant to which stockholders could sell their shares to the Company in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). Such redemptions were subject to the limitations described in the share redemption program document, including:
•During each calendar year, special redemptions were limited to an annual dollar amount determined by the board of directors, which could be reviewed during the year and increased or decreased upon ten business days’ notice to the Company’s stockholders. The annual dollar limitation for special redemptions for the calendar year 2022 was $250,000 in the aggregate.
•During any calendar year, the Company could redeem no more than 5% of the weighted-average number of shares outstanding during the prior calendar year.
•The Company had no obligation to redeem shares if the redemption would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
Special redemptions were redeemed at a price equal to the most recent estimated NAV per share as of the applicable redemption date.
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
On December 6, 2021, the Company’s board of directors approved an estimated value per share of the Company’s common stock of $3.38 (unaudited) based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares outstanding, all as of September 30, 2021. The change in the redemption price was effective for the December 2021 through November 2022 redemption dates.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company records amounts that are redeemable under the share redemption program as redeemable common stock liability in its consolidated balance sheets because the shares will be mandatorily redeemable at the option of the holder and therefore their redemption is outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program during a calendar year is limited to an annual dollar amount determined by the board of directors, which was initially set at $1.0 million for the year ended December 31, 2020. On August 5, 2020, the board of directors established a new dollar amount limitation under the Company’s share redemption program for the remainder of the calendar year 2020 of $200,000. On December 7, 2020, the Company’s board of directors approved a new annual dollar amount limitation for special redemptions for calendar year 2021 of $250,000 in the aggregate. On December 6, 2021, the Company’s board of directors approved the same annual dollar amount limitation for special redemptions for calendar year 2022 of $250,000 in the aggregate. On December 15, 2022, in connection with its approval of the Plan of Liquidation, the Company’s board of directors approved the termination of the Company’s share redemption program. The termination was effective as of December 30, 2022, and as such, no redemptions were processed on the December redemption date. The board of directors expects that future liquidity will be provided to the Company's stockholders through liquidating distributions if the Plan of Liquidation is approved by the Company’s stockholders.
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
Related Party Transactions
Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to the management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor for certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. These fees are detailed in the Advisory Agreement. See Note 9, “Related Party Transactions.”
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
Asset Management Fee
The Advisor earns a monthly asset management fee equal to one-twelfth of 1.0% of the cost of the real property investments, including any debt financing on the property. The cost of the real property investments is calculated as the amount paid or allocated to acquire the real property, plus budgeted capital improvement costs for the development, construction or improvements to the property once such funds are disbursed pursuant to a final approved budget and typical third-party expenses related to the acquisition. The Advisor has waived asset management fees from October 1, 2022 through liquidation of the Company. Subsequent to December 31, 2022, the Advisor waived $3.0 million of accrued asset management fees which was recorded as a reduction in asset management fees to affiliate during the year ended December 31, 2022 in the Company’s accompanying consolidated statement of operations.
Property Management Fee
The Company pays the Co-Manager a monthly fee equal to a percentage of the rent (determined on a property by property basis), payable and actually collected for the month, from certain property acquisitions for which the Company has entered a Property Management Agreement with the Co-Manager. The Co-Manager has waived payment of its property management fees effective October 1, 2022 through the Company’s liquidation. See Note 9, “Related-Party Transactions — Real Estate Property Co-Management Agreements.”

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Disposition Fee
For substantial assistance in connection with the sale of the Company’s assets, which includes the sale of a single asset or the sale of all or a portion of the Company’s assets through a portfolio sale, merger or business combination transaction, the Company will pay the Advisor or its affiliates a percentage of the contract sales price of the assets sold. The disposition fee will equal 1.5% of the contract sales price. The Advisor has agreed to waive the receipt of a disposition fee in connection with the sale of the assets of the Company in connection with the Plan of Liquidation.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2022. As of December 31, 2022, returns for the calendar years 2018 through 2021 remain subject to examination by major tax jurisdictions.
Segments
The Company had invested in four office properties as of December 31, 2022. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the years ended December 31, 2022, 2021 and 2020. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the year ended December 31, 2022, 2021 and 2020 as aggregate cash distributions for each share class were equal during those periods.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
During the years ended December 31, 2021 and 2020, aggregate cash distributions declared per share of Class A and Class T common stock were $0.17150000 and $0.16860000, respectively, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the year ended December 31, 2022, the Company did not declare any distributions.
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through December 31, 2022, the Company did not have any contract modifications that met the criteria described above. Certain of the Company’s loan agreements, derivative instruments, and lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
4. REAL ESTATE
As of December 31, 2022, the Company’s portfolio of real estate was composed of four office buildings containing 599,030 rentable square feet, which were collectively 73% occupied. The following table provides summary information regarding the properties owned by the Company as of December 31, 2022 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$38,449	$(814)	$37,635
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	47,151	(14,145)	33,006
Institute Property	11/09/2017	Chicago	IL	Office	24,934	—	24,934
210 W. Chicago	10/05/2020	Chicago	IL	Office	4,699	(274)	4,425
					$115,233	$(15,233)	$100,000
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of December 31, 2022, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$37,635	32.8%	$3,416	$30.16	50.5%
The Offices at Greenhouse	Houston, TX	203,284	33,006	28.7%	3,885	20.56	92.9%
Institute Property	Chicago, IL	155,385	24,934	21.7%	3,566	28.77	79.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2022, the leases had remaining terms, excluding options to extend, of up to 8.2 years with a weighted-average remaining term of 3.1 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.8 million and $0.7 million as of December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.8 million, $(0.3) million, and $(0.3) million, respectively. As of December 31, 2022 and 2021, the cumulative deferred rent balance was $5.3 million and $4.1 million, respectively, and is included in rents and other receivables on the accompanying balance sheets. The cumulative deferred rent balance included $2.1 million and $1.9 million of unamortized lease incentives as of December 31, 2022 and 2021, respectively.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
4. REAL ESTATE (CONTINUED)
As of December 31, 2022, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

2023	$10,709
2024	10,057
2025	7,416
2026	7,184
2027	5,465
Thereafter	7,090
$47,921

As of December 31, 2022, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse in the engineering industry, which represented 26% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of December 31, 2022, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of December 31, 2022, the Company’s real estate properties were leased to 51 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	8	$4,481	39.6%
Computer system design and related services	3	1,375	12.2%
		$5,856	51.8%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of December 31, 2022, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of December 31, 2022, no other tenant industries accounted for more than 10% of annualized base rent.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
4. REAL ESTATE (CONTINUED)
Impairment of Real Estate
During the year ended December 31, 2022, the Company recorded non-cash impairment charges of $18.7 million to write down the carrying values of the Commonwealth Building in Portland, Oregon and the Institute Property in Chicago, Illinois, to their estimated fair values as follows:
•Commonwealth Building - During the year ended December 31, 2022, the Company recorded non-cash impairment charges of $9.6 million related to the Commonwealth Building as a result of a continued decrease in occupancy and changes in cash flow estimates, including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. As of December 31, 2022, the Commonwealth Building was 50.5% occupied. The Company is projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations and increased crime in the downtown area. Downtown Portland is experiencing record high office vacancies and it is uncertain when the market will fully recover. Additionally, there are a significant number of distressed properties in the Downtown Portland market, which may further impact the value of the Commonwealth Building. Subsequent to December 31, 2022, the Company is in maturity default with respect to the Commonwealth Building Mortgage Loan following the Company’s failure to pay the amount outstanding on the loan on its February 1, 2023 maturity date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $46.3 million. Given the decreased office rental rates and several other factors, the Company does not anticipate any near-term recovery in value. The Company anticipates that it may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. See Note 11, “Subsequent Events – Commonwealth Building Mortgage Loan Default.”
•Institute Property - During the year ended December 31, 2022, the Company recorded non-cash impairment charges of $9.1 million related to the Institute Property as a result of a change in the capitalization rate due to the current interest rate environment (with rates continuing to increase significantly) and also due to changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to a reduction in the projected sale price as a result of increased cap and discount rates in the current market environment, as well as a reduced demand for the office space at the property resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space.
During the year ended December 31, 2021, the Company recorded non-cash impairment charges of $13.2 million to write down the carrying value of the Commonwealth Building to its estimated fair value as a result of a decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property.
During the year ended December 31, 2020, the Company recorded non-cash impairment charges of $5.8 million to write down the carrying value of the Institute Property to its estimated fair value as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-MARKET LEASE LIABILITIES
As of December 31, 2022 and 2021, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	2022	2021	2022	2021	2022	2021
Cost	$6,565	$7,873	$178	$178	$(1,520)	$(2,704)
Accumulated Amortization	(4,859)	(4,768)	(127)	(106)	1,084	1,866
Net Amount	$1,706	$3,105	$51	$72	$(436)	$(838)

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Tenant Origination and Absorption Costs			Above-Market Lease Assets			Below-Market Lease Liabilities
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Amortization	$(1,206)	$(1,682)	$(2,069)	$(21)	$(20)	$(28)	$402	$671	$1,024

The remaining unamortized balance for these outstanding intangible assets and liabilities as of December 31, 2022 is estimated to be amortized for the years ending December 31 as follows (in thousands):

	Tenant Origination and Absorption Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2023	$(812)	$(21)	$144
2024	(696)	(20)	118
2025	(99)	(7)	79
2026	(76)	(3)	73
2027	(23)	—	22
Thereafter	—	—	—
	$(1,706)	$(51)	$436
Weighted-Average Remaining Amortization Period	2.4 years	2.7 years	3.6 years

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
6. NOTES PAYABLE
As of December 31, 2022 and 2021, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2022	Book Value as of December 31, 2021	Contractual Interest Rate as of December 31, 2022 (1)	Effective Interest Rate at December 31, 2022 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$46,268	$45,681	One-month LIBOR + 1.80% (3)	10.19%	Interest Only	02/01/2023
Modified Term Loan (4)	52,260	52,260	One-month Term SOFR + 0.10% + 2.00% (4)	6.46%	Interest Only	11/09/2023
210 W. Chicago Mortgage Loan (5)	3,651	3,725	One-month LIBOR + 2.20%	6.70%	Principal & Interest (5)	06/28/2024
Notes payable principal outstanding	$102,179	$101,666
Deferred financing costs, net	(80)	(212)
Notes payable, net	$102,099	$101,454
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2022. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2022 (consisting of the contractual interest rate), using interest rate indices as of December 31, 2022, where applicable.
(2) Represents the maturity date as of December 31, 2022.
(3) The interest rate under this loan is calculated at a variable rate of 180 basis points over one-month LIBOR (the “Commonwealth Interest Rate”), but at no point shall the interest rate be less than 2.05%. On November 9, 2022, the Company entered into a modification agreement with the lender under the Commonwealth Building Mortgage Loan. See below, “ – Recent Financing Transactions – Commonwealth Building Mortgage Loan Modification.” On December 22, 2022, the borrower under the Commonwealth Building Mortgage Loan “the Commonwealth Borrower”) defaulted on the loan as a result of a failure to pay the full amount of the outstanding debt service due on the loan. During the time the default exists, the interest rate under this loan is calculated at the Commonwealth Interest Rate, plus 4%. Subsequent to December 31, 2022, the Commonwealth Borrower defaulted on the Commonwealth Building Mortgage Loan upon its maturity on February 1, 2023. See Note 11, “Subsequent Events – Commonwealth Building Mortgage Loan Default.”
(4) See below, “ – Recent Financing Transactions – Modified Term Loan.”
(5) Monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity.
During the years ended December 31, 2022, 2021 and 2020, the Company incurred $4.2 million, $2.3 million and $5.0 million of interest expense. As of December 31, 2022 and 2021, $0.6 million and $0.3 million of interest expense were payable, respectively. Included in interest expense for the years ended December 31, 2022, 2021 and 2020 were $0.2 million, $0.2 million and $0.3 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments decreased interest expense by $0.2 million and $3,000 during the years ended December 31, 2022 and 2021, respectively, and increased interest expense by $2.1 million for the year ended December 31, 2020.
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of December 31, 2022 (in thousands):

2023	$98,603
2024	3,576
2025	—
2026	—
2027	—
Thereafter	—
$102,179

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
6. NOTES PAYABLE (CONTINUED)
Recent Financing Transactions
Modified Term Loan
On August 1, 2022, the Company, through its wholly owned subsidiaries (collectively, the “Borrower”), entered into a modification agreement to the Term Loan (the “Modified Term Loan”) with JP Morgan Chase Bank, N.A. (the “Lender”) to (i) extend the maturity date from November 9, 2022 to November 9, 2023, (ii) convert the revolving commitment to term commitment and (iii) reset the interest rate of the loan. As of December 31, 2022, the Modified Term Loan has an outstanding balance of $52.3 million, which is the maximum term commitment available under the Modified Term Loan. The Modified Term Loan continues to be secured by the Offices at Greenhouse and the Institute Property.
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
KBS GI REIT Properties, in connection with the Modified Term Loan, is providing a guaranty of the payment of (i) principal balance and any interest or other sums outstanding under the Modified Term Loan as of the date such amounts become due, and (ii) the principal balance and any interest or other sums outstanding under the Modified Term Loan in the event of: certain bankruptcy, insolvency or related proceedings involving the Borrower and KBS GI REIT Properties, as described in the loan documents. KBS GI REIT Properties is also providing a guaranty of the payment of certain liabilities, losses, damages, costs and expenses (including legal fees) incurred by the Lender as a result of certain intentional actions or omissions committed by the Borrower, KBS GI REIT Properties and/or any of their affiliates in violation of the loan documents, or certain other occurrences in relation to The Offices at Greenhouse, the Institute Property and/or the Borrower, as further described in the amended and restated guaranty.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
6. NOTES PAYABLE (CONTINUED)
Commonwealth Building Mortgage Loan Modification
On January 18, 2018, the Commonwealth Borrower entered into a loan agreement (the “Commonwealth Loan Agreement”) secured by the Commonwealth Building in Portland, Oregon with the Metropolitan Life Insurance Company (the “Commonwealth Lender”), an unaffiliated lender, for borrowings of up to $51.4 million (the “Commonwealth Building Mortgage Loan”).
On November 9, 2022, the Commonwealth Borrower entered into a letter modification agreement (the “Agreement”) with the Commonwealth Lender to provide for the ability to request one or more conditional advances in an amount not to exceed approximately $2.0 million to pay for certain tenant improvements, leasing commissions, real estate taxes, insurance premiums, and capital improvements costs as specified in the Agreement (the “Special Conditional Advances”). As of December 31, 2022, the outstanding principal balance under the Commonwealth Building Mortgage Loan was $46.3 million. In connection with the Commonwealth Lender’s consideration in making the Special Conditional Advances, the Commonwealth Lender and the Commonwealth Borrower agreed to modify certain terms of the Commonwealth Loan Agreement pursuant to and subject to the terms and conditions set forth in the Agreement.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
7. DERIVATIVE INSTRUMENTS
The following table summarizes the notional amount and other information related to the Company’s interest rate swaps as of December 31, 2022 and 2021. The notional amount is an indication of the extent of the Company’s involvement in each instrument at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands):

	December 31, 2022		December 31, 2021		Reference Rate as of December 31, 2022	Fixed Pay Rate as of December 31, 2022	Remaining Term in Years as of December 31, 2022
Derivative Instruments	Number of Instruments	Notional Amount	Number of Instruments	Notional Amount
Derivative instruments not designated as hedging instruments
Interest Rate Swap (1)	—	$—	1	$30,000	(1)	(1)	(1)
_____________________
(1) As of November 1, 2022, the Company’s remaining interest rate swap had expired.
The following table sets forth the fair value of the Company’s derivative instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021 (dollars in thousands):

		December 31, 2022		December 31, 2021
Derivative Instruments	Balance Sheet Location	Number of Instruments (1)	Fair Value	Number of Instruments	Fair Value
Derivative instruments not designated as hedging instruments
Interest Rate Swaps	Prepaid expenses and other assets, at fair value	—	$—	—	$—
Interest Rate Swap	Other liabilities, at fair value	—	$—	1	$(610)
_____________________
(1) As of November 1, 2022, the Company’s remaining interest rate swap had expired.
The change in fair value of a derivative instrument that is not designated as a cash flow hedge is included in interest expense in the accompanying consolidated statements of operations. The following table summarizes the effects of derivative instruments on the Company’s consolidated statements of operations (in thousands):

	For the Years Ended December 31,
	2022	2021	2020
Income statement related
Derivatives not designated as hedging instruments
Realized loss recognized on interest rate swaps	$403	$1,626	$1,380
Realized gain recognized on interest rate swaps	(8)	—	—
Unrealized (gain) loss on interest rate swaps	(610)	(1,629)	735
(Decrease) increase in interest expense as a result of derivatives	$(215)	$(3)	$2,115

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of December 31, 2022 and 2021, which carrying amounts generally do not approximate the fair values (in thousands):

	December 31, 2022			December 31, 2021
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$102,179	$102,099	$93,960	$101,666	$101,454	$100,367

Disclosure of the fair values of financial instruments is based on pertinent information available to the Company as of the period end and requires a significant amount of judgment. The actual value could be materially different from the Company’s estimate of value.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
8. FAIR VALUE DISCLOSURES (CONTINUED)
During the year ended December 31, 2022, the Company measured the following asset at fair value on a nonrecurring basis (in thousands):

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Nonrecurring Basis:
Impaired real estate	$66,502	$—	$—	$66,502
_____________________
(1) Amount represents the fair value for real estate assets impacted by an impairment charge during the year ended December 31, 2022, as of the date that the fair value measurement was made, which was June 30, 2022 for the Commonwealth Building and December 31, 2022 for the Institute Property. The carrying value for the real estate asset measured at a reporting date other than December 31, 2022 may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.
During the year ended December 31, 2022, the Commonwealth Building and the Institute Property were measured at their estimated fair values based on a discounted cash flow approach. The significant unobservable inputs the Company used in measuring the estimated fair value of the Commonwealth Building include a discount rate of 10.00% and a terminal cap rate of 6.50% and the significant unobservable inputs the Company used in measuring the estimated fair value of the Institute Property include a discount rate of 9.75% and a terminal cap rate of 7.50%. See Note 4, “Real Estate – Impairment of Real Estate” for further discussion on the impaired real estate property.

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
During the years ended December 31, 2022, 2021 and 2020, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2022, 2021 and 2020, respectively, and any related amounts receivable and payable as of December 31, 2022 and 2021 (in thousands):

	Incurred Years Ended December 31,			Receivable as of December 31,		Payable as of December 31,
	2022	2021	2020	2022	2021	2022	2021
Expensed
Asset management fees (1)	$(1,740)	$1,740	$1,729	$—	$—	$5,901	$7,641
Reimbursement of operating expenses (2)	113	273	284	2	276	5	19
Property management fees (3)	70	114	136	—	—	—	8
Disposition fees (4)	—	—	381	—	—	—	—
Other Arrangement
Advisor advance for cash distributions (5)	—	—	—	—	—	—	1,338
	$(1,557)	$2,127	$2,530	$2	$276	$5,906	$9,006
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. For the period from October 2017 through September 2022, the Company had accrued and deferred payment of $8.9 million of asset management fees. The Advisor has waived payment of its asset management fee effective October 1, 2022 through the Company’s liquidation and waived $3.0 million of accrued asset management fees. As a result, as of December 31, 2022, the Company had $5.9 million of accrued asset management fees payable to the Advisor.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below. The Co-Manager has waived payment of its property management fees effective October 1, 2022 through the Company’s liquidation.
(4) Disposition fees with respect to real estate sold are included in the gain on sale of real estate, net, in the accompanying consolidated statements of operations. The Advisor has agreed to waive the receipt of a disposition fee in connection with the sale of the assets of the Company in connection with the Plan of Liquidation.
(5) In connection with the review of the Plan of Liquidation by the Company’s board of directors, the Advisor agreed to waive payment of the $1.3 million advanced funds. See “Advance from the Advisor” below.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the periods. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
The receivable as of December 31, 2021 includes $0.3 million of estimated amounts charged to the Company by certain vendors for services for which the Company believes it was either overcharged or which were never performed. During the year ended December 31, 2022, the Company incurred $0.2 million of legal and accounting costs related to the investigation of this matter. As of December 31, 2022, the Advisor had reimbursed the Company $0.5 million for amounts inappropriately charged to the Company and for legal and accounting costs incurred related to the investigation of this matter.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2022 did not exceed the charter-imposed limitation.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022
9. RELATED PARTY TRANSACTIONS (CONTINUED)
Advance from the Advisor
The Advisor advanced funds to the Company, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of December 31, 2021, the total advanced funds due to the Advisor from the Company was approximately $1.3 million, which was included in due to affiliates in the Company’s consolidated balance sheet. In connection with the review of the Plan of Liquidation by the Company’s board of directors, the Advisor waived payment of the $1.3 million advanced funds. Accordingly, the Company recorded a gain related to forgiveness of advance from the Advisor of $1.3 million for the year ended December 31, 2022.
Real Estate Property Co-Management Agreements
In connection with its property acquisitions, the Company, through separate, indirect, wholly-owned subsidiaries, entered into separate property management agreements (each, a “Property Management Agreement”) with the Co-Manager for each of its properties. Under each Property Management Agreement, the Co-Manager will provide certain management services related to these properties in addition to those provided by the third-party property managers. In exchange for these services, the Company pays the Co-Manager a monthly fee equal to a percentage of the rent, payable and actually collected for the month from each of the properties. Each Property Management Agreement has an initial term of one year and will be deemed renewed for successive one-year periods provided it is not terminated. Each party may terminate the Property Management Agreement without cause on 30 days’ written notice to the other party and may terminate each Property Management Agreement for cause on 5 days’ written notice to the other party upon the occurrence of certain events as detailed in each Property Management Agreement. The Co-Manager has waived payment of its property management fees effective October 1, 2022 through the Company’s liquidation.

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
December 31, 2022
11. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Commonwealth Building Mortgage Loan Default
On February 13, 2023, the Commonwealth Borrower defaulted on the Commonwealth Building Mortgage Loan following its failure to pay the amount of the debt outstanding and due to the lender on the February 1, 2023 maturity date. As previously disclosed, given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $47.4 million. Given the decreased office rental rates and several other factors, the Company does not anticipate any near-term recovery in value. The Company may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. The loan is non-recourse to the Company.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
December 31, 2022
(dollar amounts in thousands)

				Initial Cost to Company				Gross Amount at which Carried at Close of Period
Description	Location	Ownership Percent	Encumbrances	Land	Building and Improvements(1)	Total	Cost Capitalized Subsequent to Acquisition (2)	Land	Building and Improvements (1)	Total (3)	Accumulated Depreciation and Amortization	Original Date of Construction	Date Acquired
Commonwealth Building	Portland, OR	100%	$46,268	$7,300	$66,544	$73,844	$(35,395)	$4,629	$33,820	$38,449	$(814)	1948	06/30/2016
The Offices at Greenhouse	Houston, TX	100%	(4)	5,009	41,595	46,604	547	5,009	42,142	47,151	(14,145)	2014	11/14/2016
Institute Property	Chicago, IL	100%	(4)	8,400	37,654	46,054	(21,120)	5,318	19,616	24,934	—	1908	11/09/2017
210 W. Chicago	Chicago, IL	100%	3,651	1,808	2,972	4,780	(81)	1,808	2,891	4,699	(274)	1913/2000	10/05/2020
Total				$22,517	$148,765	$171,282	$(56,049)	$16,764	$98,469	$115,233	$(15,233)
_____________________
(1) Building and improvements includes impairment charges and tenant origination and absorption costs.
(2) Costs capitalized subsequent to acquisition is net of impairment charges and write-offs of fully depreciated/amortized assets.
(3) The aggregate cost of real estate for federal income tax purposes was $178.6 million (unaudited) as of December 31, 2022.
(4) As of December 31, 2022, these properties served as the security for the Modified Term Loan, which had an outstanding principal balance of $52.3 million as of December 31, 2022.

KBS GROWTH & INCOME REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)
December 31, 2022
(dollar amounts in thousands)

	2022	2021	2020
Real Estate:
Balance at the beginning of the year	$138,277	$167,352	$193,733
Acquisitions	—	—	4,780
Improvements	1,069	736	938
Write off of fully depreciated and fully amortized assets	(5,498)	(16,816)	(5,767)
Impairments	(18,615)	(12,995)	(5,677)
Sale	—	—	(20,655)
Balance at the end of the year	$115,233	$138,277	$167,352
Accumulated depreciation and amortization:
Balance at the beginning of the year	$15,101	$24,716	$24,696
Depreciation and amortization expense	5,630	7,201	7,795
Write off of fully depreciated and fully amortized assets	(5,498)	(16,816)	(5,767)
Sale	—	—	(2,008)
Balance at the end of the year	$15,233	$15,101	$24,716

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 9, 2023.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 9, 2023
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 9, 2023
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 9, 2023
Stacie K. Yamane
/s/ GEORGE R. BRAVANTE, JR.	Director	March 9, 2023
George R. Bravante, Jr.
/s/ JON D. KLINE	Director	March 9, 2023
Jon D. Kline
/s/ KEITH P. RUSSELL	Director	March 9, 2023
Keith P. Russell