Form 10-Q
period 2023-03-31
KBS Growth & Income REIT, Inc.
filed 2023-05-11
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 8, 2023, there were 9,838,569 outstanding shares of Class A common stock and 307,606 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
March 31, 2023

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Real estate:
Land	$16,764	$16,764
Buildings and improvements	91,954	91,904
Tenant origination and absorption costs	5,350	6,565
Total real estate, cost	114,068	115,233
Less accumulated depreciation and amortization	(15,270)	(15,233)
Total real estate, net	98,798	100,000
Cash and cash equivalents	4,050	5,281
Restricted cash	1,322	1,252
Rents and other receivables	5,756	5,452
Above-market leases, net	46	51
Due from affiliates	—	2
Prepaid expenses and other assets	2,990	2,872
Total assets	$112,962	$114,910
Liabilities and stockholders’ equity
Notes payable, net	$103,601	$102,099
Accounts payable and accrued liabilities	2,772	3,846
Due to affiliates	5,913	5,906
Below-market leases, net	392	436
Other liabilities	1,305	1,537
Total liabilities	113,983	113,824
Commitments and contingencies (Note 9)
Redeemable common stock	—	—
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $.01 par value per share; 500,000,000 shares authorized, 9,838,569 and 9,838,569 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	99	99
Class T common stock, $.01 par value per share; 500,000,000 shares authorized, 307,606 shares and 307,606 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	85,340	85,340
Cumulative distributions and net losses	(86,463)	(84,356)
Total stockholders’ (deficit) equity	(1,021)	1,086
Total liabilities and stockholders’ (deficit) equity	$112,962	$114,910

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Rental income	$3,701	$3,686
Other operating income	33	41
Total revenues	3,734	3,727
Expenses:
Operating, maintenance, and management	897	883
Property management fees and expenses to affiliate	—	24
Real estate taxes and insurance	864	784
Asset management fees to affiliate	—	430
General and administrative expenses	514	621
Depreciation and amortization	1,351	1,548
Interest expense	2,244	452
Impairment charges on real estate	—	3,324
Total expenses	5,870	8,066
Other income:
Interest and other income	29	—
Total other income	29	—
Net loss	$(2,107)	$(4,339)
Net loss per common share, basic and diluted	$(0.21)	$(0.43)
Weighted-average number of common shares outstanding basic and diluted	10,146,175	10,164,731

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)
For the Three Months Ended March 31, 2023 and 2022 (unaudited)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity (Deficit)
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2022	9,838,569	$99	307,606	$3	$85,340	$(84,356)	$1,086
Net loss	—	—	—	—	—	(2,107)	(2,107)
Balance, March 31, 2023	9,838,569	$99	307,606	$3	$85,340	$(86,463)	$(1,021)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2021	9,855,330	$99	310,974	$3	$85,158	$(64,460)	$20,800
Net loss	—	—	—	—	—	(4,339)	(4,339)
Transfers from redeemable common stock	—	—	—	—	14	—	14
Redemptions of common stock	(4,278)	—	—	—	(14)	—	(14)
Balance, March 31, 2022	9,851,052	$99	310,974	$3	$85,158	$(68,799)	$16,461

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,107)	$(4,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,351	1,548
Impairment charges on real estate	—	3,324
Deferred rents	(160)	(247)
Amortization of above and below-market leases, net	(39)	(90)
Amortization of deferred financing costs	27	55
Unrealized gain on derivative instruments	—	(341)
Changes in operating assets and liabilities:
Rents and other receivables	(146)	38
Prepaid expenses and other assets	(217)	(851)
Accounts payable and accrued liabilities	(1,038)	(616)
Due from affiliates	2	(147)
Due to affiliates	7	451
Other liabilities	(230)	268
Net cash used in operating activities	(2,550)	(947)
Cash Flows from Investing Activities:
Improvements to real estate	(86)	(229)
Net cash used in investing activities	(86)	(229)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,494	—
Principal payments on notes payable	(19)	(18)
Payments to redeem common stock	—	(14)
Net cash provided by (used in) financing activities	1,475	(32)
Net decrease in cash and cash equivalents	(1,161)	(1,208)
Cash and cash equivalents and restricted cash, beginning of period	6,533	8,129
Cash and cash equivalents and restricted cash, end of period	$5,372	$6,921
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,056	$735
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$50	$119

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
As of March 31, 2023, the Company had invested in four office properties. The Company has invested in a portfolio of core real estate properties. The Company considers core properties to be existing properties with at least 80% occupancy.
The Company commenced capital raising activities in June 2015 through a private placement offering. The private offering was followed by a public offering and a second private offering. In August 2020, the Company’s board of directors approved the termination of capital raising activities with the termination of the Company’s distribution reinvestment plan offering and second private offering. As of March 31, 2023, the Company had 9,838,569 and 307,606 shares of Class A and Class T common stock outstanding, respectively.
Plan of Liquidation
On December 15, 2022 and affirmed on February 2, 2023, the Company’s board of directors and a special committee composed of all of the Company’s independent directors (the “Special Committee”) each approved the sale of all of the Company’s assets and the Company’s dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to provide liquidity to the Company’s stockholders by selling its assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. On May 9, 2023, the Company’s stockholders approved the Plan of Liquidation.
In connection with its consideration of the Plan of Liquidation, the Company’s board of directors determined to cease regular quarterly distributions and terminated the share redemption program. The Company expects any future liquidity to its stockholders will be provided in the form of liquidating distributions. The Company expects to distribute all of the net proceeds from liquidation to its stockholders within 24 months from May 9, 2023. The Company can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices it will receive for its assets, and the amount or timing of liquidating distributions to be received by its stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
2. GOING CONCERN
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations one year from the date the consolidated financial statements are issued. The Company has experienced a decline in occupancy from 90.4% as of December 31, 2020 to 71.6% as of March 31, 2023 and such occupancy may continue to decrease in the future as tenant leases expire due to the slower than expected return-to-office, which has adversely affected the Company’s portfolio of commercial office buildings. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of the properties in the Company’s portfolio.
As of February 13, 2023, the Company is in maturity default with respect to the Commonwealth Building Mortgage Loan (as discussed in Note 6) following the Company’s failure to pay the amount outstanding on the loan on its February 1, 2023 due date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $47.8 million. Given the decreased office rental rates and several other factors, the Company does not anticipate any near-term recovery in value. The Company anticipates that it may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. Additionally, the Modified Term Loan (as discussed in Note 6) with an outstanding balance of $52.3 million is maturing in November 2023. The Company does not expect to be able to refinance the Modified Term Loan at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loan. With the Company’s limited amount of cash on hand, the Company’s ability to make any loan paydowns, without the sale of real estate assets, is severely limited. If the Company is unable to meet its payment obligations at maturity because it cannot refinance the Modified Term Loan, the lender could foreclose on the Institute Property and the Offices at Greenhouse building, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties, LLC (“KBS GI REIT Properties”), a consolidated subsidiary of the Company. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, the Company will need to spend a substantial amount on capital leasing costs, however, the Company has limited amounts of liquidity to make these capital commitments. In addition, the fixed costs associated with managing a public REIT, including the significant cost of compliance with all federal, state and local regulatory requirements applicable to the Company with respect to its business activities, are substantial. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the outcome of these uncertainties. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to refinance the Company’s mortgage debt or sell the underlying properties prior to debt maturity. No assurances can be given that the Company will be successful in achieving these objectives. In addition, as described in Note 1, “Organization – Plan of Liquidation,” the Company intends to pursue an orderly liquidation of its company by selling all of its remaining assets, paying its debts and its known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to the Company’s stockholders and winding up its operations and dissolving the company.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
Principles of Consolidation and Basis of Presentation
The accompanying unaudited consolidated financial statements and condensed notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Segments
The Company had invested in four office properties as of March 31, 2023. Substantially all of the Company’s revenue and net loss is from real estate, and therefore, the Company currently operates in one reportable segment.
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
March 31, 2023
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
For the period from January 1, 2020 (the earliest date the Company may elect to apply ASU No. 2020-04) through March 31, 2023, the Company did not have any contract modifications that met the criteria described above. Certain of the Company’s loan agreements and lease agreements use LIBOR as the current reference rate. For eligible contract modifications, the Company expects to adopt the temporary optional expedients described in ASU No. 2020-04. The optional expedients for hedging relationships described in ASU No. 2020-04 are not expected to have an impact to the Company as the Company has elected to not designate its derivative instruments as a hedge.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
4. REAL ESTATE
As of March 31, 2023, the Company’s portfolio of real estate was composed of four office buildings containing 599,030 rentable square feet, which were collectively 71.6% occupied. Information presented in this Note 4 includes the Commonwealth Building; however, as of February 13, 2023, the Company was in maturity default with respect to the Commonwealth Building Mortgage Loan (as discussed in Note 6) and the Company anticipates that it may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage as the property is valued at less than the outstanding debt. The following table provides summary information regarding the properties owned by the Company as of March 31, 2023 (in thousands):

Property	Date Acquired	City	State	Property Type	Total Real Estate at Cost (1)	Accumulated Depreciation and Amortization (1)	Total Real Estate, Net (1)
Commonwealth Building	06/30/2016	Portland	OR	Office	$38,389	$(1,133)	$37,256
The Offices at Greenhouse	11/14/2016	Houston	TX	Office	46,050	(13,574)	32,476
Institute Property	11/09/2017	Chicago	IL	Office	24,930	(263)	24,667
210 W. Chicago	10/05/2020	Chicago	IL	Office	4,699	(300)	4,399
					$114,068	$(15,270)	$98,798
_____________________
(1) Amounts presented are net of impairment charges and write-offs of fully depreciated/amortized assets.
As of March 31, 2023, the following properties each represented more than 10% of the Company’s total assets:

Property	Location	Rentable Square Feet	Total Real Estate, Net (in thousands)	Percentage of Total Assets	Annualized Base Rent (in thousands) (1)	Average Annualized Base Rent per sq. ft.	Occupancy
Commonwealth Building	Portland, OR	224,122	$37,256	33.0%	$2,847	$28.50	44.6%
The Offices at Greenhouse	Houston, TX	203,284	32,476	28.7%	3,885	20.56	92.9%
Institute Property	Chicago, IL	155,385	24,667	21.8%	3,736	28.92	83.1%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2023, the leases had remaining terms, excluding options to extend, of up to 7.9 years with a weighted-average remaining term of 3.1 years. Some of the leases have provisions to extend the term of the leases, options for early termination for all or a part of the leased premises after paying a specified penalty, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from the tenant in the form of a cash deposit and/or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective lease and the creditworthiness of the tenant, but generally is not a significant amount. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
4. REAL ESTATE (CONTINUED)
During the three months ended March 31, 2023 and 2022, the Company recognized deferred rent from tenants, net of lease incentive amortization, of $0.2 million and $0.2 million, respectively. As of March 31, 2023 and December 31, 2022, the cumulative deferred rent balance was $5.6 million and $5.3 million, respectively, and is included in rents and other receivables on the accompanying consolidated balance sheets. The cumulative deferred rent balance included $2.2 million and $2.1 million of unamortized lease incentives as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the future minimum rental income from the Company’s properties under its non-cancelable operating leases was as follows (in thousands):

April 1, 2023 through December 31, 2023	$7,966
2024	10,057
2025	7,416
2026	7,184
2027	5,465
Thereafter	7,090
$45,178

As of March 31, 2023, the Company had a concentration of credit risk related to AECOM, one of the tenants in The Offices at Greenhouse, which operates in the engineering industry, which represented 27% of the Company’s annualized base rent. The tenant individually occupied 135,727 rentable square feet or approximately 23% of the total rentable square feet of the Company’s real estate portfolio, which expires on December 31, 2024, with two five-year extension options. As of March 31, 2023, the annualized base rent for this tenant was approximately $2.9 million or $21.37 per square foot. No other tenant represented more than 10% of the Company’s annualized base rent.
As of March 31, 2023, the Company’s real estate properties were leased to 47 tenants over a diverse range of industries. The Company’s highest tenant industry concentration (greater than 10% of annualized base rent) was as follows:

Industry	Number of Tenants	Annualized Base Rent (1) (in thousands)	Percentage of Annualized Base Rent
Professional, scientific and technical	6	$3,968	36.4%
Computer system design and related services	3	1,375	12.6%
		$5,343	49.0%
_____________________
(1) Annualized base rent represents annualized contractual base rental income as of March 31, 2023, adjusted to straight-line any contractual tenant concessions (including free rent), rent increases and rent decreases from the lease’s inception through the balance of the lease term.
As of March 31, 2023, no other tenant industries accounted for more than 10% of annualized base rent.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
4. REAL ESTATE (CONTINUED)
Impairment of Real Estate
During the three months ended March 31, 2022, the Company recorded non-cash impairment charges of $3.3 million to write down the carrying values of the Commonwealth Building in Portland, Oregon and the Institute Property in Chicago, Illinois, to their estimated fair values as follows:
•Commonwealth Building - The impairment was a result of a decrease in occupancy and changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The Company was projecting longer lease-up periods for the vacant space as demand for office space in Portland has significantly declined as a result of both the COVID-19 pandemic, with employees continuing to work from home, and the impact of the disruptions caused by protests and demonstrations and increased crime in the downtown area.
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
The Company did not record any impairment charges on its real estate properties during the three months ended March 31, 2023.

5. TENANT ORIGINATION AND ABSORPTION COSTS, ABOVE-MARKET LEASE ASSETS AND BELOW-
MARKET LEASE LIABILITIES
As of March 31, 2023 and December 31, 2022, the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Cost	$5,350	$6,565	$178	$178	$(1,111)	$(1,520)
Accumulated Amortization	(3,895)	(4,859)	(132)	(127)	719	1,084
Net Amount	$1,455	$1,706	$46	$51	$(392)	$(436)
Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption costs, above-market lease assets and below-market lease liabilities for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Tenant Origination and Absorption Costs		Above-Market Lease Assets		Below-Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022	2023	2022	2023	2022
Amortization	$(252)	$(330)	$(5)	$(5)	$44	$95

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
6. NOTES PAYABLE
As of March 31, 2023 and December 31, 2022, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of March 31, 2023 (1)	Effective Interest Rate at March 31, 2023 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$47,762	$46,268	One-month LIBOR + 1.80% (3)	10.66%	Interest Only	02/01/2023
Modified Term Loan (4)	52,260	52,260	One-month Term SOFR + 0.10% + 2.00% (4)	6.90%	Interest Only	11/09/2023
210 W. Chicago Mortgage Loan (5)	3,632	3,651	One-month LIBOR + 2.20%	7.08%	Principal & Interest (5)	06/28/2024
Notes payable principal outstanding	$103,654	$102,179
Deferred financing costs, net	(53)	(80)
Notes payable, net	$103,601	$102,099
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2023. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2023 using interest rate indices as of March 31, 2023.
(2) Represents the maturity date as of March 31, 2023.
(3) The interest rate under this loan is calculated at a variable rate of 180 basis points over one-month LIBOR (the “Commonwealth Interest Rate”), but at no point shall the interest rate be less than 2.05%. On December 22, 2022, the borrower under the Commonwealth Building Mortgage Loan (the “Commonwealth Borrower”) defaulted on the loan as a result of a failure to pay the full amount of the outstanding debt service due on the loan. Effective February 13, 2023, the Commonwealth Borrower is in maturity default for failure to pay the amount of the debt outstanding and due to the lender on the February 1, 2023 maturity date. During the time the default exists, the interest rate under this loan is calculated at the Commonwealth Interest Rate, plus 4%. As previously disclosed, the Company may relinquish ownership of the Commonwealth Building to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage due to the property being valued at less than the debt. The loan is non-recourse to the Company.
(4) The Modified Term Loan bears interest at the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) with a tenor comparable to one-month plus 10 basis points (collectively, the “Adjusted Term SOFR”) plus 200 basis points per annum prior to May 9, 2023. On and after May 9, 2023, the Modified Term Loan will bear interest at Adjusted Term SOFR plus 250 basis points per annum. On a monthly basis, any excess cash flow (as defined in the modification agreement) from the Offices at Greenhouse and the Institute Property is required to be deposited into an account which will serve as additional security for the Modified Term Loan. Subject to certain terms and conditions contained in the loan documents, cash currently held by the Company may only be used for the Company’s operating costs including but not limited to the Company’s general and administrative costs, liquidation costs, capital costs and any other reasonable costs and expenses required to maintain the Company as a going concern (collectively “REIT Operating Costs”), but for no other purpose. Further, the Company is required to deposit any cash amount held by the Company exceeding $7.0 million into an account controlled by the lender or apply it to pay down the Modified Term Loan. The Modified Term Loan is full recourse under the guaranty provided by KBS GI REIT Properties.
(5) Monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity. As of March 31, 2023, the Company determined it did not meet the debt service coverage ratio required under the 210 W. Chicago Mortgage Loan. As a result, the Company would be required to either (i) make a principal paydown in an amount necessary in order to cure the debt service coverage failure within ten business days after delivery of notice from the lender or (ii) within three months of delivery of notice of such failure from lender, deposit $307,000 into a pledged account as additional collateral for the 210 W. Chicago Mortgage Loan, of which half can be used to cover debt service payment shortfalls.
During the three months ended March 31, 2023 and 2022, the Company incurred $2.2 million and $0.5 million of interest expense, respectively. As of March 31, 2023 and December 31, 2022, $0.7 million and $0.6 million of interest expense were payable, respectively. Included in interest expense during the three months ended March 31, 2023 and 2022 were $0.1 million of amortization of deferred financing costs. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments decreased interest expense by $0.1 million for the three months ended March 31, 2022.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
6. NOTES PAYABLE (CONTINUED)
The following is a schedule of maturities, including principal amortization payments, for all notes payable outstanding as of March 31, 2023 (in thousands):

April 1, 2023 through December 31, 2023 (1)	$100,078
2024	3,576
2025	—
2026	—
2027	—
Thereafter	—
$103,654
_____________________
(1) Amount includes $47.8 million related to Commonwealth Building Mortgage Loan which was in maturity default as of February 13, 2023. The Company anticipates that it may relinquish the Commonwealth Building to the lender under the mortgage loan.

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
March 31, 2023
(unaudited)
7. FAIR VALUE DISCLOSURES (CONTINUED)
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
The following were the face values, carrying amounts and fair values of the Company’s notes payable as of March 31, 2023 and December 31, 2022, which carrying amounts generally do not approximate the fair values (in thousands):

	March 31, 2023			December 31, 2022
	Face Value	Carrying Amount	Fair Value	Face Value	Carrying Amount	Fair Value
Financial liabilities:
Notes payable	$103,654	$103,601	$94,220	$102,179	$102,099	$93,960

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
The Company has also entered into a fee reimbursement agreement with KBS Capital Markets Group LLC (the “Dealer Manager”) pursuant to which the Company agreed to reimburse the Dealer Manager for certain fees and expenses it incurs for administering the Company’s participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of the Company’s investors serviced through the platform.
The Advisor also serves as the advisor for KBS Real Estate Investment Trust II, Inc. (“KBS REIT II”) (liquidated May 2023) and KBS Real Estate Investment Trust III, Inc. (“KBS REIT III”). The Dealer Manager also serves as the dealer manager for KBS REIT II and KBS REIT III.
As of January 1, 2022, the Company, together with KBS REIT II, KBS REIT III, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In June 2022, the Company renewed its participation in the program, and the program is effective through June 30, 2023. At renewal on June 30, 2022, KBS REIT II elected to cease participation in the program and obtained separate insurance coverage.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
During the three months ended March 31, 2023 and 2022, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2023 and 2022, and any related amounts receivable and payable as of March 31, 2023 and December 31, 2022 (in thousands).

	Incurred		Receivable as of		Payable as of
	Three Months Ended March 31,		March 31,	December 31,	March 31,	December 31,
	2023	2022	2023	2022	2023	2022
Expensed
Asset management fees (1)	$—	$430	$—	$—	$5,901	$5,901
Reimbursement of operating expenses (2)	16	32	—	2	12	5
Property management fees (3)	—	24	—	—	—	—
	$16	$486	$—	$2	$5,913	$5,906
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. For the period from October 2017 through September 2022, the Company had accrued and deferred payment of $5.9 million of asset management fees. The Advisor has waived payment of its asset management fee effective October 1, 2022 through the Company’s liquidation and waived $3.0 million of accrued asset management fees. As a result, as of March 2023, the Company had $5.9 million of accrued asset management fees payable to the Advisor.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below. The Co-Manager has waived payment of its property management fees effective October 1, 2022 through the Company’s liquidation.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $16,000 and $26,000 for the three months ended March 31, 2023 and 2022, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the periods. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2023 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2023
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
March 31, 2023
(unaudited)
10. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Plan of Liquidation
On May 9, 2023, the Company’s stockholders approved the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to the Company’s stockholders by selling its assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. For more information, see the Plan of Liquidation, which is included as an exhibit to this Quarterly Report on Form 10-Q.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. In particular, the geographic regions where our properties are located have suffered more significant adverse economic effects following the COVID-19 pandemic relative to geographies in other parts of the country. The combination of the continued economic slowdown, rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Upcoming and recent tenant lease expirations amidst the aforementioned headwinds coupled with slower than expected return-to-office have had direct and material impacts on the value of our real estate and our ability to access the debt markets. Continued disruptions in the financial markets and economic uncertainty could adversely affect our ongoing operations as well as our ability to implement our Plan of Liquidation and the liquidation proceeds available for distribution to our stockholders. Further, potential changes in customer behavior, such as the continued acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our operations and our ability to implement the Plan of Liquidation and the total return to our stockholders. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment.
•Although our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurances whether we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we intend. If we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated.
•We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions.
•We can give no assurance regarding the timing of asset dispositions and the sale prices we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders. In particular, our portfolio is highly leveraged and small changes to the values of our real estate assets used to estimate our range in liquidation proceeds have a large impact on our equity and related liquidating distributions to our stockholders.

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
•As of March 31, 2023, we had a limited portfolio of four real estate investments. As a result, downturns in geographic locations where our properties are located will have a more significant adverse impact on our net asset value than if we had been able to invest in a more diversified investment portfolio. In addition, due to the small size of our limited portfolio, our fixed costs associated with managing the REIT and our portfolio of real estate investments are a large percentage of our net operating income.
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
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases, which have been more frequent due to the slow return to office resulting from the COVID-19 pandemic), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns. Further, the resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Non-renewals, terminations or lease defaults could reduce any net sales proceeds received upon the sale of the property and would adversely affect the amount of liquidating distributions received by our stockholders.
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
•Continued disruptions in the financial markets, including the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue) as well as changes in the demand for office properties and uncertain economic conditions could adversely affect our ability to successfully implement the Plan of Liquidation, which could reduce our stockholders’ returns and the amount of any liquidating distributions they receive.
•Because no public trading market for our shares currently exists and because our share redemption program has been terminated by our board of directors, our stockholders may not realize the cash value of their shares until we complete our liquidation pursuant to the Plan of Liquidation.
All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, each as filed with the Securities and Exchange Commission (the “SEC”).

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
Through our capital raising activities, we raised $94.0 million from the sale of 10,403,922 shares of our common stock, including $8.5 million from the sale of 924,286 shares of common stock under our distribution reinvestment plan. As of March 31, 2023, we had 9,838,569 and 307,606 Class A and Class T shares outstanding, respectively.
We have used substantially all of the net proceeds from our offerings to invest in a portfolio of core real estate properties. We consider core properties to be existing properties with at least 80% occupancy. As of March 31, 2023, we owned four office buildings.

Going Concern Considerations
The accompanying consolidated financial statements and notes have been prepared assuming we will continue as a going concern. We have experienced a decline in occupancy from 90.4% as of December 31, 2020 to 71.6% as of March 31, 2023 and such occupancy may continue to decrease in the future as tenant leases expire due to the slower than expected return-to-office, which has adversely affected our portfolio of commercial office buildings. The decrease in occupancy has resulted in a decrease in cash flow from operations and has negatively impacted the market values of our properties in our portfolio.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As of February 13, 2023, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the amount outstanding on the loan on its February 1, 2023 due date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $47.8 million. Given the depressed office rental rates and the continued social unrest and increased crime in downtown Portland where the property is located, we do not anticipate any near-term recovery in value. We anticipate that we may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. Additionally, the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023. We do not expect to be able to refinance the Modified Term Loan at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loan. With our limited amount of cash on hand, our ability to make a loan paydown, without the sale of real estate assets, is severely limited. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties. Additionally, in order to attract or retain tenants needed to increase occupancy and sustain operations, we will need to spend a substantial amount on capital leasing costs, however we have limited amounts of liquidity to make these capital commitments. In addition, the fixed costs associated with managing a public REIT, including the significant cost of compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to refinance our mortgage debt or sell the underlying properties prior to debt maturity. No assurances can be given that we will be successful in achieving these objectives.

Plan of Liquidation
On December 15, 2022 and affirmed on February 2, 2023, our board of directors and a committee composed of all of our independent directors (the “Special Committee”) each approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On May 9, 2023, our stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to this Quarterly Report on Form 10-Q. We can provide no assurances as to the timing of the liquidation of the company.
We intend to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for sale.
In connection with its consideration of a plan of liquidation, our board of directors determined to cease regular quarterly distributions and terminated the share redemption program. We expect any future liquidity to our stockholders will be provided in the form of liquidating distributions. We expect to distribute all of the net proceeds from liquidation to our stockholders within 24 months from May 9, 2023. However, if we cannot sell our assets and pay our debts within 24 months from May 9, 2023, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will will receive for our assets, and the amount or timing of liquidating distributions to be received by our stockholders.
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
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. In particular, the geographic regions where our properties are located have suffered more significant adverse economic effects following the COVID-19 pandemic relative to geographies in other parts of the country. The combination of the continued economic slowdown, rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Upcoming and recent tenant lease expirations amidst the aforementioned headwinds coupled with slower than expected return-to-office have had direct and material impacts on the value of our real estate and our ability to access the debt markets.
We recognized impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020, the Commonwealth Building during the year ended December 31, 2021 and the Commonwealth Building and the Institute Property during the year ended December 31, 2022. We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. The usage of our assets remains lower than pre-pandemic levels. In addition, we have experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels.
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
Continued disruptions in the financial markets and economic uncertainty could adversely affect our ability to implement the Plan of Liquidation and the liquidation proceeds available for distribution to our stockholders. Further, potential changes in customer behavior, such as the continued acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, could materially and negatively impact the future demand for office space, adversely impacting our ability to implement the Plan of Liquidation and the liquidation proceeds available for distribution to our stockholders. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment.

Liquidity and Capital Resources
As described above under “—Overview – Going Concern Considerations,” our management determined that substantial doubt exists about our ability to continue as a going concern. In addition, as described above under “—Overview – Plan of Liquidation,” our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. We expect our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation; payments under debt obligations; capital commitments; and payments of distributions to stockholders pursuant to the Plan of Liquidation. We expect to use our cash on hand and proceeds from the sale of properties as our primary sources of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments and proceeds from debt financing; however, asset sales will further reduce cash flow from these sources.
On December 15, 2022, in connection with the approval of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective December 30, 2022. Our share redemption program provided only for special redemptions and for the calendar year 2022 was limited to an amount not to exceed $250,000. Our board of directors expects that future liquidity will be provided to our stockholders through liquidating distributions.

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
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of March 31, 2023, we had mortgage debt obligations in the aggregate principal amount of $103.7 million and our aggregate borrowings were approximately 62% of our net assets before deducting depreciation and other non-cash reserves. However, due to the current market environment, the value of our assets has been significantly impacted and our aggregate borrowing as a percentage of the current fair value of our assets is substantially higher. As of February 13, 2023, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the amount outstanding on the loan on its February 1, 2023 due date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building is currently valued at less than the outstanding debt of $47.8 million. Given the depressed office rental rates and the continued social unrest and increased crime in downtown Portland where the property is located, we do not anticipate any near-term recovery in value. We anticipate that we may relinquish ownership of the property to the lender in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage. Additionally, the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023. We do not expect to be able to refinance the Modified Term Loan at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loan. With our limited amount of cash on hand, our ability to make a loan paydown, without the sale of real estate assets, is severely limited. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties. Given the current disruptions in the market, rising interest rates and inflation, the cash flow from the properties may be insufficient to cover debt service and other required payments due on the loan which may result in a payment default. In the event we default on the loan, the lender would be entitled to foreclose on the properties.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we have used our capital resources to make certain payments to our advisor and our affiliated property manager.
We pay our advisor fees in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee was a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 2022. In connection with the board of directors’ review of the Plan of Liquidation, our advisor waived $3.0 million of accrued asset management fees as well as payment of its asset management fee effective October 1, 2022 through our liquidation. As a result, $5.9 million of accrued asset management fees are payable to our Advisor, which we expect to pay with proceeds from asset sales.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We also pay fees to KBS Management Group, LLC (the “Co-Manager”), an affiliate of our advisor, pursuant to property management agreements with the Co-Manager, for certain property management services at our properties. The Co-Manager has agreed to waive payment of its property management fees effective October 1, 2022 through our liquidation.
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
We may pay multiple, or a single, liquidating distribution(s) to our stockholders during the liquidation process. We will pay the final liquidating distribution after we sell all of our assets, pay or provide for all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months of May 9, 2023, the day we received stockholder approval of the Plan of Liquidation. However, the completion of these activities may be delayed due to the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, including the continued economic slowdown, rising interest rates and significant inflation (or the perception that any of these events may continue), a lack of lending activity in the debt markets which may impact the ability of buyers for our properties to obtain favorable financing, potential changes in customer behavior with respect to work-from-home arrangements resulting from the COVID-19 pandemic that could materially and adversely affect the demand for office space, and any continuing unrest in the markets where our properties are located. A final liquidating distribution to our stockholders may not be paid until all of our liabilities have been satisfied.
Our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments and other future capital needs.
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2023 did not exceed the charter-imposed limitation.
Cash Flows from Operating Activities
As of March 31, 2023, we owned four office properties. During the three months ended March 31, 2023 and 2022, net cash used in operating activities was $2.6 million and $0.9 million, respectively. Net cash used in operating activities increased primarily due to an increase in interest expense as a result of an increase in one-month LIBOR and one-month Term SOFR and its impact on interest expense related to our variable rate debt. We expect cash flows provided by operating activities to decrease in future periods as we implement the Plan of Liquidation and begin selling our assets.
Cash Flows from Investing Activities
During the three months ended March 31, 2023, net cash used in investing activities was $0.1 million due to improvements to real estate.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $1.5 million due to proceeds from notes payable.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Debt Obligations
The following is a summary of our contractual obligations as of March 31, 2023 (in thousands).

		Payments Due During the Years Ending December 31,
Debt Obligations	Total	Remainder of 2023	2024-2025	2026-2027
Outstanding debt obligations (1)	$103,654	$100,078	$3,576	$—
Interest payments on outstanding debt obligations (2) (3)	2,541	2,396	145	—
_____________________
(1) Amounts include principal payments only. Includes $47.8 million of the outstanding principal related to the Commonwealth Building Mortgage Loan as of March 31, 2023, which we are in maturity default for failure to pay the amount outstanding on the loan on its February 1, 2023 due date.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of March 31, 2023. We incurred interest expense of $2.1 million, excluding amortization of deferred financing costs totaling $0.1 million during the three months ended March 31, 2023.
(3) Projected interest payments do not include interest related to the Commonwealth Building Mortgage Loan that matured on February 1, 2023, which we are in maturity default. The interest rate under this loan is calculated at a variable rate of 180 basis points over one-month LIBOR (the “Commonwealth Interest Rate”), but at no point shall the interest rate be less than 2.05%. During the time the default exists, the interest rate under this loan is calculated at the Commonwealth Interest Rate, plus 4%. During the three months ended March 31, 2023, we incurred $1.2 million of interest expense related to the Commonwealth Mortgage Loan.

Results of Operations
Overview
As of March 31, 2023 and 2022, we owned four office properties. Pursuant to the Plan of Liquidation, we will undertake an orderly liquidation by selling all of our assets, paying our debts, providing for known and unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, subject to other factors as described below, we expect income and expenses to decrease in future periods due to reduced occupancy at our properties and disposition activity.
The following table provides summary information about our results of operations for the three months ended March 31, 2023 and 2022 (dollar amounts in thousands):

Comparison of the three months ended March 31, 2023 versus the three months ended March 31, 2022

	For the Three Months Ended March 31,		Increase (Decrease)	Percentage Change
	2023	2022
Rental income	$3,701	$3,686	$15	—%
Other operating income	33	41	(8)	(20)%
Operating, maintenance and management costs	897	883	14	2%
Property management fees and expenses to affiliate	—	24	(24)	(100)%
Real estate taxes and insurance	864	784	80	10%
Asset management fees to affiliate	—	430	(430)	(100)%
General and administrative expenses	514	621	(107)	(17)%
Depreciation and amortization	1,351	1,548	(197)	(13)%
Interest expense	2,244	452	1,792	396%
Impairment charges on real estate	—	3,324	(3,324)	(100)%
Interest and other income	29	—	29	100%

Rental income remained consistent at $3.7 million for the three months ended March 31, 2023 and 2022. Overall, we expect rental income to decrease in future periods due to reduced occupancy at our properties and anticipated dispositions of real estate properties. In addition, changes in customer behavior, such as continued acceptance and desirability of work-from-home arrangements resulting from the COVID-19 pandemic, continues to negatively impact demand for office space, adversely impacting our ability to re-lease vacant space and adversely impact our rental income.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operating, maintenance, and management costs remained consistent at $0.9 million for the three months ended March 31, 2023 and 2022. We expect operating, maintenance, and management costs to decrease in future periods due to reduced occupancy at our properties and anticipated dispositions of real estate properties, offset by increases due to inflation and an increase in physical occupancy as employees return to the office.
Real estate taxes and insurance increased from $0.8 million for the three months ended March 31, 2022 to $0.9 million for the three months ended March 31, 2023, primarily due to an increase in property taxes due to higher assessed property values and increased rates. We expect real estate taxes and insurance to decrease in future periods due to anticipated dispositions of real estate properties.
Asset management fees to affiliate was $0.4 million for the three months ended March 31, 2022. We do not expect any asset management fees in future periods as our advisor has waived payment of its asset management fees effective October 1, 2022 through our liquidation. As a result, we will no longer accrue asset management fees payable to our advisor for any periods after September 30, 2022.
General and administrative expenses decreased from $0.6 million for the three months ended March 31, 2022 to $0.5 million for the three months ended March 31, 2023, primarily due to higher legal fees related to our anticipated plan of liquidation incurred during the three months ended March 31, 2022. General and administrative costs consisted primarily of legal fees, errors and omissions insurance, board of directors fees and audit cost.
Depreciation and amortization decreased from $1.5 million for the three months ended March 31, 2022 to $1.4 million for the three months ended March 31, 2023, primarily due to lease expirations, early lease terminations and reduced depreciable asset basis for the Commonwealth Building and the Institute Property as a result of non-cash impairment charges recorded subsequent to March 31, 2022. We expect depreciation and amortization to decrease in future periods due to anticipated dispositions of real estate properties and fully amortized tenant origination and absorption costs related to lease expirations, partially offset by increases in capital improvements.
Interest expense increased from $0.5 million for the three months ended March 31, 2022 to $2.2 million for the three months ended March 31, 2023. Included in interest expense is the amortization of deferred financing costs of $0.1 million for the three months ended March 31, 2023 and 2022. Interest expense (including gains and losses) incurred as a result of our derivative instruments, decreased interest expense by $0.1 million for the three months ended March 31, 2022. The increase in interest expense is primarily due to an increase in one-month LIBOR and one-month Term SOFR and its impact on interest expense related to our variable rate debt. Our interest expense in future periods will vary based on fluctuations in one-month LIBOR and one-month Term SOFR and our level of future borrowings, which will depend on the availability and cost of debt financing, draws on our debts and any debt repayments we make. In general, we expect interest expense to decrease in future periods due to debt repayments related to anticipated asset sales, which may be offset by certain fees and costs that may be incurred due to the prepayment of certain loans.
During the three months ended March 31, 2022, we recorded non-cash impairment charges of $3.3 million to write down the carrying value of the Commonwealth Building and the Institute Property to their estimated fair values as a result of changes in cash flow estimates including a change in leasing projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the properties. In addition, the Commonwealth Building has experienced a continued decrease in occupancy. The decrease in cash flow projections during the three months ended March 31, 2022 was primarily due to reduced demand for the office space at both properties resulting in longer lease-up periods and a decrease in projected rental rates due to the COVID-19 pandemic which resulted in additional challenges to re-lease the vacant space. Moreover, the decrease in cash flow projections during the three months ended March 31, 2022 for the Commonwealth building was also affected by the disruptions caused by protests and demonstrations and increased crime in the downtown area of Portland, Oregon, where the property is located. Further, tenants at the Institute Property had been adversely impacted by the measures put in place to control the spread of COVID-19 and certain tenants at the Institute Property were granted rent concessions as their businesses have been severely impacted. We did not record any impairment charges on our real estate properties during the three months ended March 31, 2023.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Distributions
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We may pay multiple, or a single, liquidating distribution(s) to our stockholders during the liquidation process. We will pay the final liquidating distribution after we sell all of our assets, pay or provide for all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months of May 9, 2023, the day we received stockholder approval of the Plan of Liquidation. However, the completion of these activities may be delayed due to the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, including the continued economic slowdown, rising interest rates and significant inflation (or the perception that any of these events may continue), a lack of lending activity in the debt markets which may impact the ability of buyers for our properties to obtain favorable financing, potential changes in customer behavior with respect to work-from-home arrangements resulting from the COVID-19 pandemic that could materially and adversely affect the demand for office space, and any continuing unrest in the markets where our properties are located. A final liquidating distribution to our stockholders may not be paid until all of our liabilities have been satisfied.
Our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process. We intend to maintain adequate cash reserves for liquidity, capital expenditures, debt repayments and other future capital needs.

Critical Accounting Policies
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. There have been no significant changes to our accounting policies during 2023.

Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Plan of Liquidation
On May 9, 2023, our stockholders approved the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. For more information, see the Plan of Liquidation, which is included as an exhibit to this Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We currently have $103.7 million in debt outstanding, all of which is variable rate and is related to borrowings used to maintain liquidity and to fund the financing and refinancing of our real estate investment portfolio and operations. We are exposed to the effects of interest rate changes as a result of these borrowings. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives have been to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs with a variety of financial instruments, including interest rate caps, floors and swap agreements in order to limit the effects of changes in interest rates on our operations. As of November 1, 2022, our remaining interest rate swap had expired. Given our stockholders’ approval of the Plan of Liquidation as well as the maturity dates for a significant portion of our outstanding debt, we do not anticipate entering into any future derivative instruments to hedge our exposure to cash flow variability caused by changing interest rates. As of February 13, 2023, we are in maturity default with respect to the Commonwealth Building Mortgage Loan following our failure to pay the $47.4 million outstanding on the loan on its February 1, 2023 due date. In addition, the Modified Term Loan with an outstanding balance of $52.3 million is maturing in November 2023.
All of our outstanding debt is variable rate. Movements in interest rates on variable rate debt change future earnings and cash flows, but do not significantly affect the fair value of the debt. However, changes in required risk premiums will result in changes in the fair value of variable rate instruments. At March 31, 2023, we were exposed to market risks related to fluctuations in interest rates on $103.7 million of variable rate debt outstanding. Based on interest rates as of March 31, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending March 30, 2024, interest expense on our variable rate debt would increase or decrease by $1.0 million; excluding the Commonwealth Building Mortgage Loan, interest expense on our variable rate debt would increase or decrease by $0.6 million.
The weighted average interest rate of our variable rate debt at March 31, 2023 was 8.6%. Excluding the Commonwealth Building Mortgage Loan, the weighted average interest rate of our variable rate debt as of March 31, 2023 was 6.9%. The interest rate represents the actual interest rate in effect at March 31, 2023, using interest rate indices as of March 31, 2023.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. Our stockholders may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.
Risks Regarding an Investment in Us
Adverse developments affecting the financial services industry may adversely affect our business, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (now a division of First Citizens Bank) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, which has been followed by the collapse of Signature Bank, Silvergate Capital Corp. and First Republic Bank. Although we do not have direct exposure to these financial institutions, if a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2023. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.
Risks That May Delay or Reduce Our Liquidating Distributions
We currently estimate that if we are able to implement the Plan of Liquidation successfully, our net proceeds from liquidation and, therefore, the amount of cash that you would receive for each share of our common stock that you then hold, would range between approximately $0.43 and $1.00 per share. We anticipate paying our liquidating distributions from the net proceeds from liquidation within 24 months from May 9, 2023. However, our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to you may be more or less than we estimate and the liquidating distributions may be paid later than we predict. In addition to the risks that we generally face in our business, factors that could cause actual liquidating distribution payments to be lower or paid later than we expect include, among others, the risks set forth below.
If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.
We will seek to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by our future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, including the COVID-19 pandemic or other pandemics or outbreaks, political or economic instability or social unrest, the rising interest rate environment that is impacting the ability of buyers to obtain favorable financing, we will need to locate a new buyer for the properties, which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for these properties. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating distributions paid to you would be delayed or reduced.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
If we are unable to find buyers for some or all of our properties within our expected timeframe or at our expected sales prices, our liquidating distributions may be delayed or reduced.
We have targeted disposition plans and timeframe estimates for each of our remaining assets. We will market our properties for sale over the coming months. There can be no assurance that any of our properties will sell within our expected timeframe or for their projected sales prices.
In calculating the range of estimated net proceeds from liquidation, we assumed that we will be able to find buyers for all of our properties at amounts based on our estimated range of market values for each property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. Further, due to the substantial amount of leverage on us as a result of decreased real estate values, the ultimate net proceeds from liquidation paid to stockholders may be significantly impacted by small changes in real estate value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating distributions paid to you would be delayed or reduced. Furthermore, the range of estimated net proceeds from liquidation is based upon our estimates and assumptions as of February 2, 2023, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy rates, rental rates, the availability of suitable buyers and financing, the perceived quality and dependability of cash flows from properties and a number of other factors, both local and national. In particular, in the third quarter of 2022, global markets continued to experience significant volatility, driven by concerns over persistent inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. These events as well as COVID-19 and other possible pandemics and outbreaks, political or economic instability, social unrest or other disruptions or events outside of our control may adversely affect our ability to locate buyers for our remaining properties, may delay the completion of the sales of such properties or adversely affect the price at which such properties may be sold. In addition, higher than anticipated transactional fees and expenses, environmental liabilities of which we are unaware or other unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets. No assurance can be given as to the amount or timing of liquidating distributions you will ultimately receive.
If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
Before paying the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. The board of directors may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium that has not yet been determined. The board of directors may also decide to establish a reserve fund to pay these contingent claims. The amounts of the various transaction costs related to the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our range of estimated net proceeds from liquidation. To the extent that we have underestimated these costs in calculating our projections, our actual net proceeds from liquidation per share may be lower than the low end of our range of estimated net proceeds from liquidation per share. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if we establish a reserve fund, payment of liquidating distributions to you may be delayed or reduced.
The board of directors will have the authority to sell our assets under terms less favorable than those assumed for the purpose of estimating our net liquidation value range.
Our directors will have the authority to sell any and/or all of our properties on such terms and to such parties as the board of directors determines in its sole discretion including for a sales price that is less than what was estimated for purposes of determining our range in estimated liquidating distributions. Notably, our stockholders will have no subsequent opportunity to vote on such matters and will, therefore, have no right to approve or disapprove the terms of such sales.

PART II. OTHER INFORMATION (CONTINUED)
Item 1A. Risk Factors (continued)
We will continue to incur the expenses of complying with public company reporting requirements.
Until our liquidation and dissolution are complete, we have an obligation to continue to comply with the applicable reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we may, after filing our Articles of Dissolution, seek relief from the SEC from certain reporting requirements under the Exchange Act. We anticipate that, if we seek such relief and it is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing annual and quarterly reports on Forms 10-K and 10-Q. However, we may not seek such relief or the SEC may not grant any such relief. To the extent that we delay filing the Articles of Dissolution or if we do not obtain reporting relief, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses we incur in complying with the applicable reporting requirements would reduce the amount of liquidating distributions we pay to our stockholders.

Item 2. Unregistered Sales of Equity and Use of Proceeds
a).During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b).Not applicable.
c).On December 15, 2022, in connection with the board of directors’ approval of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective December 30, 2022. We did not redeem or repurchase any shares of our common stock during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
On May 9, 2023, we held our annual meeting of stockholders (the “Annual Meeting”) at the offices of KBS, 800 Newport Center Drive, 7th Floor Boardroom, Newport Beach, California 92660. At the annual meeting, our stockholders were asked to vote in person or by proxy on:
(1) The Plan of Liquidation (the “Plan of Liquidation Proposal”).
(2) The election of the following individuals to the board of directors: Charles J. Schreiber, Jr., George R. Bravante, Jr., Jon D. Kline and Keith P. Russell.
(3) The ratification of the appointment of Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm for the year ending December 31, 2022.
(4) A proposal that would permit us (a) to proceed with the voting on and approval of only the proposals that have received sufficient votes to be approved at the Annual Meeting, and (b) subsequently, to adjourn the Annual Meeting to solicit additional proxies to vote in favor of any proposal that had not received sufficient votes to be approved at the Annual Meeting (the “Adjournment Proposal”).
For a detailed description of each of the proposals submitted for stockholder vote at the Annual Meeting, including a summary of the Plan of Liquidation Proposal, see the Company’s Definitive Proxy Statement, filed with the SEC on February 13, 2023.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information (continued)
Proposal 1. The Plan of Liquidation Proposal was approved. The number of votes cast for and votes cast against, and the number of abstentions and broker non-votes with respect to the Plan of Liquidation Proposal were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Plan of Liquidation Proposal	5,424,622	250,742	178,988	169,925

Proposal 2: All of the director nominees were elected. The number of votes cast for and votes cast against each of the director nominees and the number of abstentions and broker non-votes were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Charles J. Schreiber, Jr.	5,099,335	379,794	375,223	169,925
George R. Bravante, Jr.	5,107,080	335,341	411,931	169,925
Jon D. Kline	5,142,353	316,983	395,016	169,925
Keith P. Russell	5,116,680	335,341	402,331	169,925

Proposal 3: The appointment of E&Y was ratified. The results of the vote on the ratification of the appointment of E&Y as the Company’s independent registered public accounting firm for the year ended December 31, 2022 were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of E&Y Appointment	5,340,331	457,413	226,533	—

Proposal 4. The Adjournment Proposal was approved. The number of votes cast for and votes cast against, and the number of abstentions and broker non-votes with respect to the Adjournment Proposal were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Adjournment Proposal	5,512,152	173,815	338,310	—

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.3	Articles Supplementary for Class T Shares, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

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

10.1
Advisory Agreement, by and between the Company and KBS Capital Advisors LLC, dated April 28, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 28, 2023

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

KBS GROWTH & INCOME REIT, INC.

Date:	May 10, 2023	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 10, 2023	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)