Form 10-Q
period 2023-09-30
KBS Growth & Income REIT, Inc.
filed 2023-11-13
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2023, there were 9,838,569 outstanding shares of Class A common stock and 307,606 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
September 30, 2023
INDEX

PART I.	FINANCIAL INFORMATION		2
	Item 1.	Financial Statements	2
		Condensed Consolidated Statement of Net Assets as of September 30, 2023 (Liquidation Basis, unaudited)	2
		Consolidated Balance Sheet as of December 31, 2022 (Going Concern Basis)	3
		Condensed Consolidated Statement of Changes in Net Assets (Liquidation Basis, unaudited) for the Period from April 1, 2023 through September 30, 2023	4
		Consolidated Statements of Operations (Going Concern Basis, unaudited) for the Three Months Ended March 31, 2023 and the Three and Nine Months Ended September 30, 2022	5
		Consolidated Statements of Stockholders’ (Deficit) Equity (Going Concern Basis, unaudited) for the Three Months Ended March 31, 2023 and the Three and Nine Months Ended September 30, 2022	6
		Consolidated Statements of Cash Flows (Going Concern Basis, unaudited) for the Three Months Ended March 31, 2023 and the Nine Months Ended September 30, 2022	7
		Condensed Notes to Consolidated Financial Statements as of September 30, 2023 (unaudited)	8
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
	Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION		29
	Item 1.	Legal Proceedings	29
	Item 1A.	Risk Factors	29
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
	Item 3.	Defaults upon Senior Securities	29
	Item 4.	Mine Safety Disclosures	29
	Item 5.	Other Information	29
	Item 6.	Exhibits	31
SIGNATURES			32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

September 30, 2023
(unaudited)
Assets
Real estate	$54,170
Cash and cash equivalents	3,928
Restricted cash	1,781
Rents and other receivables	44
Other assets	58
Total assets	59,981
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	721
Notes payable	55,855
Accounts payable and accrued liabilities	1,899
Due to affiliates	9
Other liabilities	507
Total liabilities	58,991
Commitments and contingencies (Note 9)
Net assets in liquidation	$990

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KBS GROWTH & INCOME REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Period from April 1, 2023 to September 30, 2023
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$1,398
Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	256
Change in estimated cash flow during liquidation	(432)
Change in estimated capital expenditures	(201)
Other changes, net	(31)
Changes in net assets in liquidation	(408)
Net assets in liquidation, end of period	$990

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except share and per share amounts)

	For the Three Months Ended March 31,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2023	2022	2022
Revenues:
Rental income	$3,701	$3,589	$10,906
Other operating income	33	35	111
Total revenues	3,734	3,624	11,017
Expenses:
Operating, maintenance, and management	897	943	2,768
Property management fees and expenses to affiliate	—	24	70
Real estate taxes and insurance	864	849	2,405
Asset management fees to affiliate	—	442	1,308
General and administrative expenses	514	372	1,405
Depreciation and amortization	1,351	1,468	4,520
Interest expense	2,244	1,243	2,384
Impairment charges on real estate	—	2,490	14,223
Total expenses	5,870	7,831	29,083
Other income:
Interest and other income	29	14	19
Total other income	29	14	19
Net loss	$(2,107)	$(4,193)	$(18,047)
Net loss per common share, basic and diluted	$(0.21)	$(0.41)	$(1.78)
Weighted-average number of common shares outstanding basic and diluted	10,146,175	10,159,683	10,162,128

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Three Months Ended March 31, 2023 and the Three and Nine Months Ended September 30, 2022
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

	Three Months Ended March 31,	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,107)	$(18,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,351	4,520
Impairment charges on real estate	—	14,223
Deferred rents	(160)	(625)
Amortization of above and below-market leases, net	(39)	(260)
Amortization of deferred financing costs	27	166
Unrealized gain on derivative instruments	—	(617)
Changes in operating assets and liabilities:
Rents and other receivables	(146)	(362)
Prepaid expenses and other assets	(217)	(507)
Accounts payable and accrued liabilities	(1,038)	(254)
Due from affiliates	2	276
Due to affiliates	7	1,299
Other liabilities	(230)	(27)
Net cash used in operating activities	(2,550)	(215)
Cash Flows from Investing Activities:
Improvements to real estate	(86)	(800)
Net cash used in investing activities	(86)	(800)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,494	—
Principal payments on notes payable	(19)	(56)
Payments of deferred financing costs	—	(91)
Payments to redeem common stock	—	(26)
Net cash provided by (used in) financing activities	1,475	(173)
Net decrease in cash and cash equivalents	(1,161)	(1,188)
Cash and cash equivalents and restricted cash, beginning of period	6,533	8,129
Cash and cash equivalents and restricted cash, end of period	$5,372	$6,941
Supplemental Disclosure of Cash Flow Information
Interest paid	$2,056	$2,701
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$50	$55

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
As of September 30, 2023, the Company had remaining investments in three office properties.
The Company commenced capital raising activities in June 2015 through a private placement offering. The private offering was followed by a public offering and a second private offering. In August 2020, the Company’s board of directors approved the termination of capital raising activities with the termination of the Company’s distribution reinvestment plan offering and second private offering. As of September 30, 2023, the Company had 9,838,569 and 307,606 shares of Class A and Class T common stock outstanding, respectively.
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
September 30, 2023
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
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Company’s board of directors or, if a liquidating trust is formed, by the trustees of the liquidating trust, in their discretion. Pursuant to applicable REIT rules, liquidating distributions the Company pays pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the May 9, 2023 approval of the plan by the Company’s stockholders. However, if the Company cannot sell or otherwise dispose of its properties and pay its debts within such time period, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, the Company’s stockholders would receive beneficial interests in the liquidating trust. The liquidating trust would pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust. If the Company is not able to sell or otherwise dispose of its properties and pay its debt within the 24-month period and the remaining assets are not transferred to a liquidating trust, any distributions made during the 24 months may not qualify for the dividends paid deduction and may increase the Company’s tax liability.
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of September 30, 2023.
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
September 30, 2023
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
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to April 1, 2023 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent during the month of April 2023 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation). Accordingly, on April 1, 2023, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration, such as debt relief, that the Company expects to realize through the disposal of assets as it carries out the Plan of Liquidation. The liquidation values of the Company’s remaining real estate properties are presented on an undiscounted basis and are generally based on either an offer received on the properties or the amount of debt anticipated to be relieved with the sale or transfer of the properties. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of September 30, 2023 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale or transfer of the Company’s remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
All financial results and disclosures through March 31, 2023, prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2022, the statements of operations, the statements of stockholders’ (deficit) equity and the statements of cash flows for the three months ended March 31, 2023 and the three and nine months ended September 30, 2022 are presented using the going concern basis of accounting. The Company’s consolidated financial statements included its accounts and the accounts of REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.
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
September 30, 2023
(unaudited)
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Real Estate
Liquidation Basis of Accounting
As of April 1, 2023, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration, such as debt relief, that the Company expects to realize through the disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. The Company estimated the liquidation value of its investments in real estate generally based on either an offer received on the properties or the amount of debt anticipated to be relieved with the sale or transfer of the properties. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to April 1, 2023, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
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
September 30, 2023
(unaudited)
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of September 30, 2023, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of sale or transfer of properties, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
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

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of September 30, 2023 is as follows (in thousands):

	April 1, 2023	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2023
Assets:
Estimated net inflows from investments in real estate	$1,503	$(980)	$(10)	$513
	1,503	(980)	(10)	513
Liabilities:
Liquidation transaction costs	(600)	212	88	(300)
Corporate expenditures	(976)	808	(510)	(678)
Capital expenditures	(302)	247	(201)	(256)
	(1,878)	1,267	(623)	(1,234)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(375)	$287	$(633)	$(721)

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
5. NET ASSETS IN LIQUIDATION
The net assets in liquidation as of September 30, 2023 would result in the payment of estimated liquidating distributions of approximately $0.10 per share of common stock to the Company’s stockholders of record as of September 30, 2023. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition or transfer of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of September 30, 2023, the Company’s portfolio of real estate was composed of three office buildings containing 374,908 rentable square feet, which were collectively 85.5% occupied. As of September 30, 2023, the Company’s liquidation value of real estate was $54.2 million.
As a result of adopting the liquidation basis of accounting in April 2023, as of September 30, 2023, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash or other consideration, such as debt relief, the Company expects to realize through the disposition or transfer of its real estate properties owned as of September 30, 2023 as it carries out its Plan of Liquidation.
Foreclosure of the Commonwealth Building
As previously disclosed, on February 13, 2023, the borrower under the Commonwealth Building Mortgage Loan (the “Commonwealth Borrower”) was in maturity default with respect to the Commonwealth Building Mortgage Loan following its failure to pay the amount of the debt outstanding on the loan on its February 1, 2023 due date. On July 18, 2023, the Commonwealth Building was sold at public auction in a foreclosure sale to a buyer affiliated with the Metropolitan Life Insurance Company (the “Commonwealth Lender”) and all interest in the Commonwealth Building was transferred to the buyer on that date and the Commonwealth Borrower was relieved of all debt obligations and future liabilities associated with the Commonwealth Building in conjunction with the foreclosure transaction.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
7. NOTES PAYABLE
As of September 30, 2023 and December 31, 2022, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of September 30, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of September 30, 2023 (1)	Effective Interest Rate at September 30, 2023 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$—	$46,268	(3)	(3)	(3)	(3)
Modified Term Loan (4)	52,260	52,260	One-month Term SOFR + 0.10% + 2.50% (4)	7.92%	Interest Only	11/09/2023
210 W. Chicago Mortgage Loan (5)	3,595	3,651	One-month Term SOFR + 0.10% + 2.20%	7.68%	Principal & Interest (5)	06/28/2024
Notes payable principal outstanding	$55,855	$102,179
Deferred financing costs, net (6)	—	(80)
Notes payable, net	$55,855	$102,099
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of September 30, 2023. Effective interest rate is calculated as the actual interest rate in effect as of September 30, 2023 using interest rate indices as of September 30, 2023.
(2) Represents the maturity date as of September 30, 2023.
(3) On December 22, 2022, the Commonwealth Borrower defaulted on the loan as a result of a failure to pay the full amount of the outstanding debt service due on the loan. Effective February 13, 2023, the Commonwealth Borrower was in maturity default for failure to pay the amount of the debt outstanding and due to the lender on the February 1, 2023 maturity date. On July 18, 2023, the Commonwealth Building was sold at public auction in a foreclosure sale to a buyer affiliated with the Commonwealth Lender and all interest in the Commonwealth Building was transferred to the buyer. See Note 6, “Real Estate – Foreclosure of the Commonwealth Building.”
(4) The Modified Term Loan bore interest at the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) with a tenor comparable to the one-month Term SOFR plus 10 basis points (collectively, the “Adjusted Term SOFR”) plus 200 basis points per annum prior to May 9, 2023. On and after May 9, 2023, the Modified Term Loan bears interest at Adjusted Term SOFR plus 250 basis points per annum. On a monthly basis, any excess cash flow (as defined in the modification agreement) from the Offices at Greenhouse and the Institute Property is required to be deposited into an account which will serve as additional security for the Modified Term Loan. Subject to certain terms and conditions contained in the loan documents, cash currently held by the Company may only be used for the Company’s operating costs including but not limited to the Company’s general and administrative costs, liquidation costs, capital costs and any other reasonable costs and expenses required to maintain the Company as a going concern (collectively “REIT Operating Costs”), but for no other purpose. Further, the Company is required to deposit any cash amount held by the Company exceeding $7.0 million into an account controlled by the lender or apply it to pay down the Modified Term Loan. The Modified Term Loan is full recourse under the guaranty provided by KBSGI REIT Properties, LLC (“KBS GI REIT Properties”), the Company’s wholly owned subsidiary. On November 6, 2023, the Company entered into a modification agreement with the lender under the Modified Term Loan and extended the maturity date to May 9, 2024. See Note 10, “Subsequent Events – Modified Term Loan.”
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
During the three months ended March 31, 2023 and the three and nine months ended September 30, 2022, the Company incurred $2.2 million, $1.2 million and $2.4 million of interest expense, respectively. As of September 30, 2023 and December 31, 2022, $0.4 million and $0.6 million of interest expense were payable, respectively. Included in interest expense during each of the three months ended March 31, 2023 and the three and nine months ended September 30, 2022 were $0.1 million, $0.1 million and $0.2 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments decreased interest expense by $7,000 and $0.2 million for the three and nine months ended September 30, 2022, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
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
During the nine months ended September 30, 2023 and 2022, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2023 and 2022, and any related amounts receivable and payable as of September 30, 2023 and December 31, 2022 (in thousands).

	Incurred		Incurred		Receivable as of		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,	September 30,	December 31,
	2023	2022	2023	2022	2023	2022	2023	2022
Expensed
Asset management fees (1)	$—	$442	$—	$1,308	$—	$—	$—	$5,901
Reimbursement of operating expenses (2)	30	26	64	104	—	2	9	5
Property management fees (3)	—	24	—	70	—	—	—	—
	$30	$492	$64	$1,482	$—	$2	$9	$5,906
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. For the period from October 2017 through September 2022, the Company had accrued and deferred payment of $8.9 million of asset management fees. In January 2023, the Advisor waived payment of its asset management fees from October 1, 2022 through the Company’s liquidation and waived $3.0 million of accrued asset management fees and as a result, as of September 30, 2023, the Company had $5.9 million of accrued asset management fees payable to the Advisor. For purposes of the consolidated statement of net assets as of September 30, 2023 and consolidated statement of changes in net assets for the period April 1, 2023 to September 30, 2023, the Company has estimated the asset management fee payable to the Advisor to be $0, as the Advisor has informed the Company it will not seek payment for the deferred asset management fees based on the current estimated values of the real estate properties and estimated net assets in liquidation. To the extent the estimated values of the real estate properties and estimated net assets in liquidation are significantly greater than the amounts shown in the liquidation basis condensed consolidated statement of net assets, the Advisor may request payment of some or all of the remaining $5.9 million deferred asset management fees.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below. The Co-Manager has waived payment of its property management fees effective October 1, 2022 through the Company’s liquidation.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $29,000 and $60,000 for the three and nine months ended September 30, 2023, respectively, and $26,000 and $99,000 for the three and nine months ended September 30, 2022, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the periods. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2023 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2023
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
September 30, 2023
(unaudited)
10. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Modified Term Loan
On November 6, 2023, the Company, through the borrower under the Modified Term Loan, entered into a third modification agreement with JP Morgan Chase Bank, N.A. (the “Lender”) to extend the maturity date of the Modified Term Loan to May 9, 2024 (the “Third Modification Agreement”). As of November 6, 2023, the Modified Term Loan had an outstanding balance of $52.3 million, which is the maximum term commitment available under the Modified Term Loan. The Modified Term Loan is secured by the Institute Property and the Offices at Greenhouse.
KBS GI REIT Properties is providing a guaranty for the Modified Term Loan (the “Guarantor”). In connection with the Third Modification Agreement, the Company under the Modified Term Loan is prohibited from making any cash distributions. Further, the Guarantor is required to deposit $42,315 into an account controlled by the Lender for the purpose of holding the Guarantor cash (the “Guarantor Cash Collateral Account”) on or prior to November 30, 2023 (such date, referred to as the “Outside Deposit Date”). After the Outside Deposit Date, the Guarantor shall immediately deposit any and all revenues received by the Guarantor and/or cash currently held by the Guarantor into the Guarantor Cash Collateral Account.
Purchase and Sale Agreement for the Institute Property
On November 7, 2023, the Company, through indirectly wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of the Institute Property to CP 213 Institute, LLC (the “Purchaser”), an affiliate of Coastal Partners, LLC. The Purchaser is unaffiliated with the Company or its advisor. Pursuant to the Agreement, the sale price for the Institute Property is $17.0 million, subject to prorations and adjustments as provided in the Agreement.
The closing date is expected by December 4, 2023, provided that the Company or the Purchaser may extend the closing date subject to certain conditions set forth in the Agreement. There can be no assurance that the Company will complete the sale of the Institute Property. The purchaser would be obligated to purchase the Institute Property only after satisfaction of agreed upon closing conditions. In some circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $0.2 million.

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
•We can give no assurance regarding the timing of asset dispositions and the proceeds we will receive upon the sale or transfer of our properties and the amount and timing of liquidating distributions to be received by our stockholders. In particular, our portfolio is highly leveraged and small changes to the values of our real estate assets used to estimate our range in liquidation proceeds have a large impact on our equity and related liquidating distributions to our stockholders. In addition, to the extent the disposition of our assets takes longer than anticipated, our operating costs will be higher than estimated for purposes of estimating our net proceeds from liquidation and will reduce amounts available to distribute to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•We owe substantial fees to and expenses of our advisor and its affiliates. Our advisor and its affiliates have waived some of these fees in connection with the implementation of the Plan of Liquidation. For purposes of the consolidated statement of net assets as of September 30, 2023 and consolidated statement of changes in net assets for the period April 1, 2023 to September 30, 2023, we estimated the asset management fee payable to our advisor to be $0, as our advisor has informed us it will not seek the payment for the deferred asset management fees based on the current estimated values of the real estate properties and estimated net assets in liquidation. To the extent the estimated values of the real estate properties and estimated net assets in liquidation are significantly greater than the amounts shown in the liquidation basis condensed consolidated statement of net assets, our advisor may request payment of some or all of the remaining $5.9 million in deferred asset management fees.
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
•As of September 30, 2023, we had a limited portfolio of three real estate investments. As a result, downturns in geographic locations where our properties are located will have a more significant adverse impact on our net asset value than if we had been able to invest in a more diversified investment portfolio. In addition, due to the small size of our limited portfolio, our fixed costs associated with managing the REIT and our portfolio of real estate investments are a large percentage of our net operating income.
•Our policies do not limit us from incurring debt until our aggregate borrowings would exceed 75% of the cost (before deducting depreciation or other non-cash reserves) of our tangible assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. Our current aggregate borrowings do not exceed this limit based on the cost of our tangible assets. However, as a result of decreased real estate values, we are currently highly leveraged and as a result, the ultimate net proceeds from liquidation paid to stockholders may be significantly impacted by small changes in real estate values as any impact to equity will impact the amount of cash available to make liquidating distributions. In addition, the Modified Term Loan, with an outstanding balance of $52.3 million matures in May 2024. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties which would further reduce our net assets in liquidation.
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
Through our capital raising activities, we raised $94.0 million from the sale of 10,403,922 shares of our common stock, including $8.5 million from the sale of 924,286 shares of common stock under our distribution reinvestment plan. As of September 30, 2023, we had 9,838,569 and 307,606 Class A and Class T shares outstanding, respectively.
As of September 30, 2023, we owned three office buildings.
On December 15, 2022 and affirmed on February 2, 2023, our board of directors and a committee composed of all of our independent directors (the “Special Committee”) each approved the sale of all of our assets and our dissolution pursuant to the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On May 9, 2023, our stockholders approved the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2023. We can provide no assurances as to the timing of the liquidation of the company.
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
In connection with its consideration of a plan of liquidation, our board of directors determined to cease regular quarterly distributions and terminated the share redemption program. We expect any future liquidity to our stockholders will be provided in the form of liquidating distributions. We expect to distribute all of the net proceeds from liquidation to our stockholders within 24 months from May 9, 2023. However, if we cannot sell or otherwise dispose of our assets and pay our debts within 24 months from May 9, 2023, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of any liquidating distributions to be received by our stockholders.
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
We recognized impairment charges related to a projected reduction in cash flows as a result of changes in leasing projections that were impacted in part by the COVID-19 pandemic at the Institute Property and 210 W. Chicago during the year ended December 31, 2020 and the Institute Property during the year ended December 31, 2022. We cannot predict to what extent economic activity, including the use of and demand for office space, will return to pre-pandemic levels. The usage of our assets remains lower than pre-pandemic levels. In addition, we have experienced a significant reduction in leasing interest and activity when compared to pre-pandemic levels.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Continued disruptions in the financial markets and economic uncertainty may continue to adversely affect our ability to implement the Plan of Liquidation and the liquidation proceeds available for distribution to our stockholders. Further, potential changes in customer behavior, such as the continued acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, may continue to materially and negatively impact the future demand for office space, adversely impacting our ability to implement the Plan of Liquidation and the liquidation proceeds available for distribution to our stockholders. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment.

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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
We expect that our debt financing and other liabilities will be between 45% and 65% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves). Though this is our target leverage, our charter does not limit us from incurring debt until our aggregate borrowings would exceed 300% of our net assets (before deducting depreciation and other non-cash reserves), which is effectively 75% of the cost of our tangible assets (before deducting depreciation and other non-cash reserves), though we may exceed this limit under certain circumstances. To the extent financing in excess of this limit is available at attractive terms, the conflicts committee may approve debt in excess of this limit. As of September 30, 2023, we had mortgage debt obligations in the aggregate principal amount of $55.9 million and our aggregate borrowings were approximately 61% of our net assets before deducting depreciation and other non-cash reserves. However, due to the current market environment, the value of our assets has been significantly impacted and our aggregate borrowing as a percentage of the current fair value of our assets is substantially higher. Additionally, the Modified Term Loan with an outstanding balance of $52.3 million matures in May 2024. We do not expect to be able to refinance the Modified Term Loan at current terms and may be required to pay down a portion of the maturing debt in order to refinance the loan. With our limited amount of cash on hand, our ability to make a loan paydown, without the sale of real estate assets, is severely limited. If we are unable to meet our payment obligation at maturity because we cannot refinance the Modified Term Loan, the lender could foreclose on the Offices at Greenhouse and the Institute Property, each of which is pledged as collateral to the lender and could potentially pursue damages under the full recourse guaranty provided by KBS GI REIT Properties. Given the current disruptions in the market, rising interest rates and inflation, the cash flow from the properties may be insufficient to cover debt service and other required payments due on the loan which may result in a payment default. In the event we default on the loan, the lender would be entitled to foreclose on the properties.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we have used our capital resources to make certain payments to our advisor and our affiliated property manager.
We paid our advisor fees in connection with the management of our assets and costs incurred by our advisor in providing certain services to us. The asset management fee was a monthly fee payable to our advisor in an amount equal to one-twelfth of 1.0% of the cost of our investments including the portion of the investment that is debt financed; however we have not paid management fees to our advisor since the first quarter of 2017. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 2022. In connection with the board of directors’ review of the Plan of Liquidation, our advisor waived $3.0 million of accrued asset management fees as well as payment of its asset management fees from October 1, 2022 through our liquidation. As a result, $5.9 million of accrued asset management fees were payable to our advisor. For purposes of the consolidated statement of net assets as of September 30, 2023 and consolidated statement of changes in net assets for the period April 1, 2023 to September 30, 2023, we estimated the asset management fee payable to our advisor to be $0, as our advisor has informed us it will not seek the payment for the deferred asset management fees based on the current estimated values of the real estate properties and estimated net assets in liquidation. To the extent the estimated values of the real estate properties and estimated net assets in liquidation are significantly greater than the amounts shown in the liquidation basis condensed consolidated statement of net assets, our advisor may request payment of some or all of the remaining $5.9 million deferred asset management fees.
We also paid fees to KBS Management Group, LLC (the “Co-Manager”), an affiliate of our advisor, pursuant to property management agreements with the Co-Manager, for certain property management services at our properties. The Co-Manager has agreed to waive payment of its property management fees effective October 1, 2022 through our liquidation.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
To the extent there is additional cash remaining after the liquidation, we will likely make only one liquidating distribution after we sell or otherwise dispose of all of our assets, pay or provide for all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months of May 9, 2023, the day we received stockholder approval of the Plan of Liquidation. However, the completion of these activities may be delayed due to the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, including the continued economic slowdown, rising interest rates and significant inflation (or the perception that any of these events may continue), a lack of lending activity in the debt markets which may impact the ability of buyers for our properties to obtain favorable financing, potential changes in customer behavior with respect to work-from-home arrangements resulting from the COVID-19 pandemic that could materially and adversely affect the demand for office space, and any continuing unrest in the markets where our properties are located. A final liquidating distribution to our stockholders may not be paid until all of our liabilities have been satisfied.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended September 30, 2023 did not exceed the charter-imposed limitation.
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
Debt Obligations
The following is a summary of our contractual obligations as of September 30, 2023 (in thousands).

		Payments Due During the Years Ending December 31,
Debt Obligations	Total	Remainder of 2023	2024-2025	2026-2027
Outstanding debt obligations (1)	$55,855	$52,279	$3,576	$—
Interest payments on outstanding debt obligations (2)	680	522	158	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of September 30, 2023. On November 6, 2023, we entered into a third modification agreement with the lender under the Modified Term Loan to extend the maturity date of the Modified Term Loan to May 9, 2024. See “– Subsequent Events – Modified Term Loan.”
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of September 30, 2023. We incurred interest expense of $2.1 million, excluding amortization of deferred financing costs totaling $0.1 million during the three months ended March 31, 2023. During the six months ended September 30, 2023, we incurred interest expense of $3.9 million, including accrued unpaid interest related to the Commonwealth Building Mortgage Loan.

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
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We may pay multiple, or a single, liquidating distribution(s) to our stockholders during the liquidation process. To the extent there is additional cash remaining after the liquidation, we will likely make only one liquidating distribution after we sell or otherwise dispose of all of our assets, pay or provide for all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months of May 9, 2023, the day we received stockholder approval of the Plan of Liquidation. However, the completion of these activities may be delayed due to the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, including the continued economic slowdown, rising interest rates and significant inflation (or the perception that any of these events may continue), a lack of lending activity in the debt markets which may impact the ability of buyers for our properties to obtain favorable financing, potential changes in customer behavior with respect to work-from-home arrangements resulting from the COVID-19 pandemic that could materially and adversely affect the demand for office space, and any continuing unrest in the markets where our properties are located. A final liquidating distribution to our stockholders may not be paid until all of our liabilities have been satisfied.
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
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash or other consideration that we expect to receive through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of September 30, 2023 are included in accounts payable and accrued liabilities, due to affiliate and other liabilities on the Condensed Consolidated Statement of Net Assets.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Real Estate
Liquidation Basis of Accounting
As of April 1, 2023, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration, such as debt relief, that we expect to receive through the disposal of our assets, including any residual value attributable to lease intangibles, as we carry out the Plan of Liquidation. We estimated the liquidation value of our real estate investments generally based on either an offer received on the properties or the amount of debt anticipated to be relieved with the sale or transfer of the properties. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to April 1, 2023, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
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
Modified Term Loan
On November 6, 2023, we, through the borrower, entered into a third modification agreement with JP Morgan Chase Bank, N.A. (the “Lender”) to extend the maturity date of the Modified Term Loan to May 9, 2024 (the “Third Modification Agreement”). As of November 6, 2023, the Modified Term Loan had an outstanding balance of $52.3 million, which is the maximum term commitment available under the Modified Term Loan. The Modified Term Loan is secured by the Institute Property and the Offices at Greenhouse.
KBS GI REIT Properties is providing a guaranty for the Modified Term Loan (the “Guarantor”). In connection with the Third Modification Agreement, we, under the Modified Term Loan are prohibited from making any cash distributions. Further, the Guarantor is required to deposit $42,315 into an account controlled by the Lender for the purpose of holding the Guarantor cash (the “Guarantor Cash Collateral Account”) on or prior to November 30, 2023 (such date, referred to as the “Outside Deposit Date”). After the Outside Deposit Date, the Guarantor shall immediately deposit any and all revenues received by the Guarantor and/or cash currently held by the Guarantor into the Guarantor Cash Collateral Account.
Purchase and Sale Agreement for the Institute Property
On November 7, 2023, we, through indirectly wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of the Institute Property to CP 213 Institute, LLC (the “Purchaser”), an affiliate of Coastal Partners, LLC. The Purchaser is unaffiliated with the Company or its advisor. Pursuant to the Agreement, the sale price for the Institute Property is $17.0 million, subject to prorations and adjustments as provided in the Agreement.
The closing date is expected by December 4, 2023, provided that we or the Purchaser may extend the closing date subject to certain conditions set forth in the Agreement. There can be no assurance that the Company will complete the sale of the Institute Property. The purchaser would be obligated to purchase the Institute Property only after satisfaction of agreed upon closing conditions. In some circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $0.2 million.

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
All of our outstanding debt is variable rate. Movements in interest rates on variable rate debt change future earnings and cash flows, but do not significantly affect the fair value of the debt. However, changes in required risk premiums will result in changes in the fair value of variable rate instruments. At September 30, 2023, we were exposed to market risks related to fluctuations in interest rates on $55.9 million of variable rate debt outstanding. Based on interest rates as of September 30, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending September 30, 2024, interest expense on our variable rate debt would increase or decrease by $0.6 million.
The weighted average interest rate of our variable rate debt at September 30, 2023 was 7.9%. The interest rate represents the actual interest rate in effect at September 30, 2023, using interest rate indices as of September 30, 2023.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
b).Not applicable.
c).On December 15, 2022, in connection with the board of directors’ approval of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective December 30, 2022. We did not redeem or repurchase any shares of our common stock during the nine months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Modified Term Loan
On November 6, 2023, we, through the borrower, entered into a third modification agreement with JP Morgan Chase Bank, N.A. (the “Lender”) to extend the maturity date of the Modified Term Loan to May 9, 2024 (the “Third Modification Agreement”). As of November 6, 2023, the Modified Term Loan had an outstanding balance of $52.3 million, which is the maximum term commitment available under the Modified Term Loan. The Modified Term Loan is secured by the Institute Property and the Offices at Greenhouse.
KBS GI REIT Properties is providing a guaranty for the Modified Term Loan (the “Guarantor”). In connection with the Third Modification Agreement, we, under the Modified Term Loan are prohibited from making any cash distributions. Further, the Guarantor is required to deposit $42,315 into an account controlled by the Lender for the purpose of holding the Guarantor cash (the “Guarantor Cash Collateral Account”) on or prior to November 30, 2023 (such date, referred to as the “Outside Deposit Date”). After the Outside Deposit Date, the Guarantor shall immediately deposit any and all revenues received by the Guarantor and/or cash currently held by the Guarantor into the Guarantor Cash Collateral Account.
Purchase and Sale Agreement for the Institute Property
On November 7, 2023, we, through indirectly wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of the Institute Property to CP 213 Institute, LLC (the “Purchaser”), an affiliate of Coastal Partners, LLC. The Purchaser is unaffiliated with the Company or its advisor. Pursuant to the Agreement, the sale price for the Institute Property is $17.0 million, subject to prorations and adjustments as provided in the Agreement.
The closing date is expected by December 4, 2023, provided that we or the Purchaser may extend the closing date subject to certain conditions set forth in the Agreement. There can be no assurance that the Company will complete the sale of the Institute Property. The purchaser would be obligated to purchase the Institute Property only after satisfaction of agreed upon closing conditions. In some circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $0.2 million.

PART II. OTHER INFORMATION (CONTINUED)
Item 5. Other Information (continued)
November 2023 Estimated Liquidation Value Per Share
On November 8, 2023, our board of directors approved an updated estimated liquidation value per share of our common stock of $0.10, which is equal to our net assets in liquidation, divided by the number of shares outstanding, all as of September 30, 2023, and as disclosed in this Quarterly Report on Form 10-Q (the “November 2023 Estimated Liquidation Value Per Share”). The November 2023 Estimated Liquidation Value Per Share has decreased significantly compared to our most recent estimated value per share as of December 15, 2022. The November 2023 Estimated Liquidation Value Per Share includes other liquidation costs that are not included in the December 15, 2022 estimated value per share but was most significantly impacted by the updated value of our investments in real estate which are generally based on either an offer received on the properties or the amount of debt anticipated to be relieved with the sale or transfer of the properties. The ongoing uncertainty in both the debt and capital markets has significantly reduced the amount of potential buyers in the commercial real estate market and this uncertainty along with rising interest rates, and slower than expected return to office in various markets, has significantly impacted the value of our properties. We adopted the liquidation basis of accounting as of and for the periods subsequent to April 1, 2023. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in the determination of the November 2023 Estimated Liquidation Value Per Share, see the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.
We are providing the November 2023 Estimated Liquidation Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The November 2023 Estimated Liquidation Value Per Share will first appear on the December 2023 stockholder account statements.
Limitations of the November 2023 Estimated Liquidation Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The November 2023 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain updated appraisals in connection with the determination of the November 2023 Estimated Liquidation Value Per Share, and the determination was based solely on the net assets in liquidation as reported in this Quarterly Report on Form 10-Q.
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
No assurance can be given that any liquidating distributions we pay to our stockholders will equal or exceed the November 2023 Estimated Liquidation Value Per Share. Accordingly, with respect to the November 2023 Estimated Liquidation Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the November 2023 Estimated Liquidation Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the November 2023 Estimated Liquidation Value Per Share; or
•that the methodology used to determine the November 2023 Estimated Liquidation Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

PART II. OTHER INFORMATION (CONTINUED)
Item 6. Exhibits

Ex.	Description

2.1	Plan of Complete Liquidation and Dissolution of the Company, incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed August 11, 2023

3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.2	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 filed October 16, 2015

3.3	Articles Supplementary for Class T Shares, incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-11 filed April 20, 2016

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

KBS GROWTH & INCOME REIT, INC.

Date:	November 13, 2023	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	November 13, 2023	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)