Form 10-K
period 2023-12-31
KBS Growth & Income REIT, Inc.
filed 2024-03-28
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐  No  ☒
There is currently no established public market for the Registrant’s shares of common stock.
There were approximately 9,778,773 shares of Class A common stock and 307,606 of Class T common stock held by non-affiliates as of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter.
As of March 25, 2024, there were 9,838,569 outstanding shares of Class A common stock and 307,606 outstanding shares of Class T common stock of the Registrant.

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
For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below.

SUMMARY RISK FACTORS
The following is a summary of the principal risks that could adversely affect our business, financial condition, operations and an investment in our common stock and implementation of the Plan of Liquidation. This summary highlights certain of the significant risks that we face but does not address all the risks that we face. You should interpret many of the risks identified in this summary as being heightened as a result of the continued disruptions in the financial markets impacting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings.
•The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation, as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office have had direct and material impact on the value of our real estate. Further, the weakness in the debt markets has adversely impacted the ability of potential buyers of our properties to access financing. Continued disruptions in the financial markets and economic uncertainty could adversely affect our ability to implement our Plan of Liquidation and the liquidation proceeds available for distribution to our stockholders.
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
•We can give no assurance regarding the timing of asset dispositions and the proceeds we will receive upon the sale or transfer of our properties and the amount and timing of liquidating distributions to be received by our stockholders. In particular, our portfolio is highly leveraged and small changes to the values of our real estate assets used to estimate liquidation proceeds have a large impact on our equity and related liquidating distributions to our stockholders. In addition, to the extent the disposition of our assets takes longer than anticipated, our operating costs will be higher than estimated for purposes of estimating our net proceeds from liquidation and will reduce amounts available to distribute to our stockholders.
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

•As of the date of this filing, we have one office building remaining in our portfolio. As a result, downturns in the geographic location where this property is located will have a more significant adverse impact on our net asset value than if we had a more diversified investment portfolio. In addition, due to the small size of our portfolio, our fixed costs associated with managing the REIT and our portfolio are a large percentage of our net operating income.
•As a result of decreased real estate values, we are currently highly leveraged and as a result, the ultimate net proceeds from liquidation paid to stockholders may be significantly impacted by small changes in real estate values as any impact to equity will impact the amount of cash available to make liquidating distributions. In addition, the Modified Term Loan is maturing in May 2024 and the outstanding debt obligation exceeds the liquidation value of the real estate securing the loan. As such, we do not anticipate being able to pay our debt obligation in full upon sale of the asset without reaching an agreement with the lender with respect to a discounted payoff. If we are unable to reach an agreement, we may consider other alternatives to satisfy such obligation. Further, if we are unable to satisfy our payment obligation with respect to the Modified Term Loan, the lender could pursue its remedies under the loan documents, including foreclosing on the Offices at Greenhouse which is pledged as collateral under the Modified Term Loan lender and/or could exercise its rights against KBS GI Properties under the full recourse guaranty provided by KBS GI REIT Properties which would delay our ability to complete our liquidation.
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

PART I

ITEM 1. BUSINESS
Overview
KBS Growth & Income REIT, Inc. (the “Company”) is a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015 and it intends to continue to operate in such a manner through its liquidation and dissolution. As used herein, the terms “we,” “our” and “us” refer to the Company and as required by context, KBS Growth & Income Limited Partnership, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement. KBS Capital Advisors manages our operations, including the implementation of the Plan of Liquidation as described below, and our remaining portfolio of core real estate properties. Our advisor owns 20,000 shares of our Class A common stock. We have no paid employees.
On May 9, 2023, following board of director and special committee approval, our stockholders approved a Plan of Liquidation, the principal purpose of which is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders and currently we are actively seeking to wind up our operations. Additional information about the Plan of Liquidation is provided below and available at the Plan of Liquidation, which is included as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2023.
As of December 31, 2023, we owned two office buildings. In addition, as of December 31, 2023, we had 9,838,569 and 307,606 Class A and Class T shares outstanding, respectively.
Plan of Liquidation
We are pursuing an orderly liquidation of our company by selling or otherwise disposing of our assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. As of December 31, 2023, we have two office buildings remaining in our portfolio. Subsequent to December 31, 2023, we sold one of our remaining office buildings.
Subject to successful completion of the sale of our remaining property, we intend to make a final liquidating distribution to our stockholders promptly upon payment of all liabilities and establishment of any reserves. For the reasons discussed below, we can provide no assurances as to the ultimate timing of our final liquidating distribution and complete liquidation and dissolution of our company; however, we anticipate paying our final liquidating distribution and dissolving within 60 days of completion of the sale of our final property which is expected to occur during the second quarter of 2024. If we cannot sell or otherwise dispose of our assets and pay our debts within 24 months from May 9, 2023, or if the board of directors and the special committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face with respect to the Plan of Liquidation and the timing and ultimate amount of liquidating distributions received by stockholders. The combination of the continued economic slowdown, high interest rates and persistent inflation, as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. Further, potential changes in customer behavior, such as the continued acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, have materially and negatively impact the future demand for office space, adversely impacting the value of our real estate and the liquidation proceeds available for distribution to our stockholders. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment. In addition, our portfolio is highly leveraged and small changes to the value of our real estate assets have a large impact on our equity and related liquidating distributions to our stockholders.

There are many factors in addition to changes to our real estate values from our estimates that may affect the amount of liquidating distributions available for distribution to our stockholders, including, among other factors: (i) changes in market demand that affect the timing of the disposition of office properties during the liquidation process, (ii) the amount of taxes, transaction fees and expenses relating to the Plan of Liquidation, and (iii) amounts needed to pay or provide for our liabilities and expenses, including unanticipated or contingent liabilities that could arise. No assurance can be given as to the amount of liquidating distributions stockholders will ultimately receive. If we have underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount ultimately distributed to our stockholders could be reduced. All of these factors could adversely impact the amount of liquidating distributions we pay to our stockholders. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our remaining assets, and the amount or timing of any liquidating distributions to be received by our stockholders.
Real Estate Portfolio
Since stockholder approval of the Plan of Liquidation, as of December 31, 2023, we have sold or otherwise disposed of two properties. The Institute Property, a seven-story office building in Chicago, Illinois, was sold on November 30, 2023, to an unaffiliated purchaser for $17.0 million, before third-party closing costs and prorations of approximately $0.5 million and security deposit obligations transferred to the purchaser of $0.3 million. The Commonwealth Building, a 14-story office building located in Portland, Oregon, was sold at public auction on July 18, 2023, in a foreclosure sale following a maturity default on the loan secured by the property, to a buyer affiliated with the lender and all interest in the Commonwealth Building was transferred to the buyer on that date. Given the reduced rent and occupancy by the building’s tenants, as well as the market conditions in Portland, Oregon, where the property is located, the Commonwealth Building was valued at less than the outstanding debt of $47.8 million.
As of December 31, 2023, our remaining real estate portfolio was composed of two office buildings containing 219,523 rentable square feet, which were collectively 90.3% occupied. On March 4, 2024, we entered into a purchase and sale agreement for the sale of 210 W. Chicago, which was completed on March 27, 2024. For more information on our real estate investments, including tenant information, see Part I, Item 2, “Properties.”
The liquidation value of our real estate portfolio as of December 31, 2023 was $37.9 million.
Financing Objectives
We financed our real estate acquisitions with proceeds raised in our offerings and debt. We use proceeds from borrowings to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; or to provide working capital and for other liquidity needs.
As of December 31, 2023, we had debt obligations in the aggregate principal amount of $39.6 million, all of which are maturing in 2024. Our debt is composed of variable rate notes payable. The weighted-average interest rate of our variable rate debt as of December 31, 2023 was 8.4%. The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2023 using interest rate indices as of December 31, 2023.
As of December 31, 2023, our aggregate borrowings were approximately 83% of our net assets before deducting depreciation and other non-cash reserves and exceeded the borrowing limitation in our charter. Our conflicts committee has determined our excess borrowings are justified due to our impending liquidation and the current real estate market. Due to the current market environment, the value of our assets has been significantly impacted and our aggregate borrowing as a percentage of the current fair value of our assets before depreciation is substantially higher.
We expect the disposition of our remaining two assets to satisfy our debt obligations, whether as a result of a debt settlement agreement reached with the lender, such as a discounted payoff agreement, or relinquishment of ownership of the property to the lender in satisfaction of the mortgage as the liquidation value of our real estate portfolio is less than the amount of our outstanding debt obligations. If we relinquish ownership of the properties to the lenders in a foreclosure transaction or other alternative to foreclosure in satisfaction of the mortgage, our ability to complete our liquidation will be delayed.
Economic Dependency
We are dependent on our advisor for certain services that are essential to us, including the management of the daily operations of our real estate investment portfolio; the disposition of real estate investments; the execution of the Plan of Liquidation; and other general and administrative responsibilities. In the event that our advisor is unable to provide any of these services, we will be required to obtain such services from other sources.

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
This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows, the overall return for our stockholders and the amount and timing of liquidation distributions our stockholders.
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

ITEM 1A. RISK FACTORS
Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
As an externally managed company, our day-to-day operations are managed by our advisor and our executive officers under the oversight of our board of directors. As such, we rely on our advisor’s cybersecurity program, as discussed herein, for assessing, identifying, and managing material risks to our business from cybersecurity threats.
Our cybersecurity program, as implemented by our advisor and overseen by our board of directors, is fully integrated into our overall risk management system, and included as part of our information technology security incident response plan. The cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”). These processes include overseeing and identifying risks from cybersecurity threats associated with the use of third-party service providers.
Our advisor conducts annual cybersecurity training to ensure all employees are aware of cybersecurity risks and conducts monthly phishing e-mail simulations. Annually, our advisor engages a third party to conduct penetration testing to assess our cybersecurity measures and to review our information security control environment and operating effectiveness. Our advisor also uses a third-party platform to monitor our information security continually. The results of such assessments and reviews are reported to the board of directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments. In addition, our advisor evaluates key third-party service providers before granting the service provider access to its information systems and has a process in place to ensure that future access is appropriate. For any software platforms that are hosted by third parties, our advisor requires the vendor to maintain a System and Organization Controls (“SOC”) 1 or SOC 2 report. Our advisor maintains third-party cyber insurance and upon identification of a significant cyber incident, our advisor would notify its cyber insurance carrier and engage a third-party cyber forensic analysis vendor to assist in investigating and remediating the incident.
As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, our business strategy, results of operations, or financial condition is highly dependent on our ability to collect, use, store and manage organizational and property data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a material disruption of our business or managing real estate, liability to tenant, loss of tenant or other sensitive data, regulatory intervention, inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT, misstated financial reports, violations of loan covenants and/or missed reporting deadlines, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through “hacking,”" “phishing,” or other forms of both deliberate or unintentional cyber-attack, or our inability to occupy our office location.
Governance
Our board of directors is responsible for understanding the primary risks to our business, including risks from cybersecurity threats. The board of directors is responsible for reviewing our advisor’s cybersecurity policies with management and evaluating the adequacy of the program, compliance and controls with management.
Our advisor’s Information Technology Director reports at least annually to our board of directors and to our audit committee as appropriate. These presentations include developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security issues encountered by our peers and third parties. Our board of directors also receives prompt and timely information regarding any cybersecurity incidents that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. These reports come from a member of our advisor’s Executive Committee, comprised of our advisor’s key executives and certain department leaders.

Our advisor has formed a Cyber Governance Committee (“CGC”), among its members include our advisor’s Chief Compliance Officer, Senior Vice President of Human Resources and Information Technology Director, to oversee cyber governance and to assess and manage, along with our advisor’s Chief Executive Officer and our advisor’s Chief Financial Officer (also our Chief Financial Officer) material risks, if any, from cybersecurity threats. The CGC meets quarterly to review incident summary reports, new threats, risks, industry and regulatory changes. Our advisor’s Chief Executive Officer and Chief Financial Officer and the CGC are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan and related processes. In addition, our incident response plan and related processes provide for incident escalation procedures for any cybersecurity incidents that meets pre-established reporting thresholds.
Our advisor’s Information Technology Director and Executive Committee are responsible for our incident response plan and related processes designed to assess and manage material risks, if any, from cybersecurity threats. Our advisor’s Information Technology Director also coordinates with consultants, auditors and other third parties to assess and manage material risks, if any, from cybersecurity threats.
Our advisor’s Information Technology Director has 15 years of prior management experience in digital technologies. He has nine years of experience in creating and implementing procedures for managing Payment Card Industries Security Standards (PCI), SOX Cybersecurity measures to include ransomware, email phishing, and data breaches, and bringing into effective action the five pillars of the NIST Cybersecurity Framework.

ITEM 2. PROPERTIES
As of December 31, 2023, we owned two office buildings. Our two office buildings contain 219,523 rentable square feet, which were collectively 90.3% occupied with a weighted-average remaining lease term of 2.2 years, excluding options to extend. As of December 31, 2023, the annualized base rent of our real estate properties was $4.5 million and the average annualized base rent per square foot was $22.63. The liquidation value of our remaining real estate was $37.9 million as of December 31, 2023.
In accordance with the Plan of Liquidation approved by our stockholders on May 9, 2023, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. On March 4, 2024, we entered into a purchase and sale agreement for the sale of 210 W. Chicago, which was completed on March 27, 2024.
The following table provides summary information regarding the properties in our portfolio as of December 31, 2023:

Property	Date Acquired	Location	Property Type	Rentable Square Feet	Annualized Base Rent (1) (in thousands)	Average Annualized Base Rent per Square Foot (2)	Occupancy	Weighted Average Remaining Lease Term
The Offices at Greenhouse	11/14/2016	Houston, TX	Office	203,284	$4,103	$21.72	92.9%	2.2 years
210 W. Chicago (3)	10/05/2020	Chicago, IL	Office	16,239	380	41.38	56.5%	0.5 years
				219,523	$4,483	$22.63	90.3%	2.2 years
_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2023, which has been annualized.
(2) Average annualized base rent per square foot is calculated as the annualized base rent divided by the leased square feet.
(3) Subsequent to December 31, 2023, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement for the sale of 210 W. Chicago. The sale was completed on March 27, 2024. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events – Disposition of 210 W. Chicago.”

Concentration of Credit Risks
As of December 31, 2023, we had a concentration of credit risk related to the following tenant leases that represented more than 10% of our annualized base rent:

					Annualized Base Rent Statistics
Tenant	Property	Tenant Industry	Square Feet	% of Portfolio (Net Rentable Sq. Ft.)	Annualized Base Rent (1) (in thousands)	% of Portfolio Annualized Base Rent	Annualized Base Rent per Sq. Ft.	Lease Expiration (2)
AECOM	The Offices at Greenhouse	Professional, Scientific, and Technical Services	135,727	61.8%	$3,049	68.0%	$22.47	12/31/2024
J. Connor Consulting, Inc.	The Offices at Greenhouse	Management Consulting Services	32,066	14.6%	657	14.7%	20.50	02/28/2031
_____________________
(1) Annualized base rent represents contractual base rental income as of December 31, 2023, which has been annualized.
(2) Represents the expiration date of the lease as of December 31, 2023 and does not take into account any tenant renewal options.
No other tenant represented more than 10% of our annualized base rent.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 25, 2024, we had 9,838,569 shares of Class A common stock and 307,606 shares of Class T common stock outstanding held by a total of 885 and 68 stockholders, respectively. The number of stockholders is based on the records of SS&C Global Investor & Distribution Solutions, Inc., which serves as our transfer agent.
Market Information
No public market currently exists for our shares of common stock. Further, any sale must comply with applicable state and federal securities laws, and our charter prohibits the ownership of more than 9.8% of our stock by a single person, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. As such, our stockholders’ primary source of liquidity is the completion of our Plan of Liquidation.
Our stockholders approved the Plan of Liquidation on May 9, 2023. We expect to distribute the net proceeds from liquidation upon the completion of the sale of our remaining real estate properties.
November 2023 Estimated Liquidation Value Per Share
On November 8, 2023, our board of directors approved an estimated liquidation value per share of our common stock of $0.10, which was equal to our net assets in liquidation, divided by the number of shares outstanding, all as of September 30, 2023, and as disclosed in our Quarterly Report on Form 10-Q for the period ended September 30, 2023 (the “November 2023 Estimated Liquidation Value Per Share”). We adopted the liquidation basis of accounting as of and for the periods subsequent to April 1, 2023. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in determining the estimated liquidation value per share, see the notes to our consolidated financial statements in this Annual Report on Form 10-K.
We are providing the November 2023 Estimated Liquidation Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
Limitations of the November 2023 Estimated Liquidation Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The November 2023 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain updated appraisals in connection with the determination of the November 2023 Estimated Liquidation Value Per Share, and the determination was based solely on the net assets in liquidation as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2023.
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
Our board of directors determined to cease paying regular distributions commencing with the first quarter of 2022 with the expectation that any future distributions to our stockholders would be liquidating distributions from the sale of our remaining assets. In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company.
Subject to successful completion of the sale of our remaining property, we intend to make a final liquidating distribution to our stockholders promptly upon payment of all liabilities and establishment of any reserves. For the reasons discussed in this report, we can provide no assurances as to the ultimate timing of our final liquidating distribution and complete liquidation and dissolution of our company; however, we anticipate paying our final liquidating distribution and dissolving within 60 days of completion of the sale of our final property which is expected to occur during the second quarter of 2024.
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
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933.
Share Redemption Program
On December 15, 2022, in connection with our approval of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective December 30, 2022. We expect that any future liquidity for our stockholders will be provided through liquidating distributions.
We did not repurchase any shares of our common stock during the year ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. Also see “Forward-Looking Statements” and “Summary Risk Factors” preceding Part I.

Overview
We were formed on January 12, 2015 as a Maryland corporation that elected to be taxed as a real estate investment trust (“REIT”) beginning with the taxable year ended December 31, 2015 and we intend to continue to operate in such a manner through our liquidation and dissolution. Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement. KBS Capital Advisors manages our operations and our portfolio of core real estate properties, including the implementation of the Plan of Liquidation. KBS Capital Advisors also provides asset-management, marketing, investor-relations and other administrative services on our behalf. Our advisor acquired 20,000 shares of our Class A common stock for an initial investment of $200,000. We have no paid employees.
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
Through our capital raising activities, we raised $94.0 million from the sale of 10,403,922 shares of our common stock, including $8.5 million from the sale of 924,286 shares of common stock under our dividend reinvestment plan. As of December 31, 2023, we had 9,838,569 and 307,606 Class A and Class T shares outstanding, respectively.
As of December 31, 2023, we owned two office buildings.
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
Plan of Liquidation
We intend to pursue an orderly liquidation of our company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for sale. As of December 31, 2023, we had two office buildings remaining in our portfolio. Subsequent to December 31, 2023, we sold one of our remaining office buildings.

Subject to successful completion of the sale of our remaining property, we intend to make a final liquidating distribution to our stockholders promptly upon payment of all liabilities and establishment of any reserves. For the reasons discussed below, we can provide no assurances as to the ultimate timing of our final liquidating distribution and complete liquidation and dissolution of our company; however, we anticipate paying our final liquidating distribution and dissolving within 60 days of completion of the sale of our final property which is expected to occur during the second quarter of 2024. If we cannot sell or otherwise dispose of our assets and pay our debts within 24 months from May 9, 2023, or if the board of directors and the special committee determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face with respect to the Plan of Liquidation and the timing and ultimate amount of liquidating distributions received by stockholders. The combination of the continued economic slowdown, high interest rates and persistent inflation, as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. Further, potential changes in customer behavior, such as the continued acceptance, desirability and perceived economic benefits of work-from-home arrangements, resulting from the COVID-19 pandemic, have materially and negatively impact the future demand for office space, adversely impacting the value of our real estate and the liquidation proceeds available for distribution to our stockholders. Moreover, valuations for U.S. office properties continue to fluctuate due to weakness in the current real estate capital markets as a result of the factors above and the lack of transaction volume for U.S. office properties, increasing the uncertainty of valuations in the current market environment. In addition, our portfolio is highly leveraged and small changes to the value of our real estate assets have a large impact on our equity and related liquidating distributions to our stockholders.
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

Market Outlook – Real Estate and Real Estate Finance Markets
The ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, continues to be one of the most significant risks and uncertainties we face. The combination of the continued economic slowdown, high interest rates and persistent inflation, as well as a lack of lending activity in the debt markets, have contributed to considerable weakness in the commercial real estate markets. Upcoming and recent tenant lease expirations and leasing challenges in certain markets amidst the aforementioned headwinds coupled with slower than expected return-to-office have had direct and material impact on the value of our real estate and our ability to access the debt markets.
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
Subject to successful completion of the sale of our remaining property, we intend to make a final liquidating distribution to our stockholders promptly upon payment of all liabilities and establishment of any reserve. We can provide no assurances as to the ultimate timing of our final liquidating distribution and complete liquidation and dissolution of our company; however, we anticipate paying our final liquidating distribution and dissolving within 60 days of completion of the sale of our final property which is expected to occur during the second quarter of 2024.
Our principal demands for funds while we complete our liquidation are and will be for the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation; payments under debt obligations; capital commitments; and payments of distributions to stockholders pursuant to the Plan of Liquidation. We expect to use our cash on hand and any net proceeds available as our primary source of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments; however, asset sales and dispositions have reduced cash flow from these sources.
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
As of December 31, 2023, we had two mortgage debt obligations in the aggregate principal amount of $39.6 million and our aggregate borrowings were approximately 83% of our net assets before deducting depreciation and other non-cash reserves. However, due to the current market environment, the value of our assets has been significantly impacted and our aggregate borrowing as a percentage of the current fair value of our assets is substantially higher.
The Modified Term Loan, which is secured by The Offices at Greenhouse, has an outstanding balance of $36.0 million, which is in excess of the value of the real estate, and matures in May 2024. In connection with the implementation of the Plan of Liquidation, we are actively marketing The Offices of Greenhouse for sale. We are in discussions with the lender under the Modified Term Loan to extend the maturity date of the loan through the disposition of The Offices at Greenhouse if necessary, as well as to enter into a discounted payoff agreement to permit us pay off the loan amount in full at a discount upon receipt of sales proceeds from The Offices of Greenhouse. If we are unable to reach an agreement, we may consider other alternatives to satisfy the obligation. If we are unable to meet our payment obligation at maturity, the lender could foreclose on The Offices at Greenhouse, and could potentially exercise its rights against KBS GI REIT Properties under the full recourse guaranty provided by KBS GI REIT Properties, which would delay our ability to complete our liquidation. In addition, subject to certain terms and conditions contained in the loan documents, cash currently held by us may only be used for our operating costs including but not limited to our general and administrative costs, liquidation costs, capital costs and any other reasonable costs and expenses required to maintain the company as a going concern, but for no other purpose.

The 210 W. Chicago Mortgage Loan with an outstanding balance of $3.6 million matures in June 2024. On December 10, 2023, the borrower under the 210 W. Chicago Mortgage Loan defaulted on the loan as a result of a failure to pay in full the entire November 2023 monthly interest payment under the 210 W. Chicago Mortgage Loan on the due date. On March 4, 2024, we, through an indirectly wholly owned subsidiary entered a purchase and sale agreement with an unaffiliated third party for the sale of 210 W. Chicago for $2.7 million. The sale was completed on March 27, 2024. See “– Subsequent Events – Disposition of 210 W. Chicago.” In connection with the purchase and sale agreement for the sale of 210 W. Chicago, we, through the borrower under the 210 W. Chicago Mortgage Loan, entered into a discounted payoff agreement with the lender, effective March 1, 2024. The discounted payoff agreement provides for the satisfaction of the outstanding debt obligation subject to receipt of a discounted payoff amount no later than March 29, 2024. See “– Subsequent Events – Discounted Payoff Agreement for 210 W. Chicago Mortgage Loan.”
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we have used our capital resources to make certain payments to our advisor and our affiliated property manager.
Our advisory agreement provides for the payment of an asset management fee and reimbursement of expenses to our advisor for costs incurred by our advisor in providing certain services to us. However, we have not paid asset management fees to our advisor since the first quarter of 2017. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 2022. In connection with the board of directors’ review of the Plan of Liquidation, our advisor waived $3.0 million of accrued asset management fees as well as payment of its asset management fees from October 1, 2022 through our liquidation. As a result, we do not expect to incur any additional asset management fees and $5.9 million of accrued asset management fees were payable to our advisor as of December 31, 2023. For purposes of the consolidated statement of net assets as of December 31, 2023 and consolidated statement of changes in net assets for the period April 1, 2023 to December 31, 2023, we estimated the asset management fee payable to our advisor to be $0, as our advisor informed us it will not seek the payment for the deferred asset management fees. In March 2024, our advisor waived the deferred asset management fees and no asset management fees are owed to our advisor.
We also paid fees to KBS Management Group, LLC (the “Co-Manager”), an affiliate of our advisor, pursuant to property management agreements with the Co-Manager, for certain property management services at our properties. The Co-Manager waived payment of its property management fees effective October 1, 2022 through our liquidation.
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
Subject to successful completion of the sale of our remaining property, we intend to make a final liquidating distribution to our stockholders promptly upon payment of all liabilities and establishment of any reserve. We can provide no assurances as to the ultimate timing of our final liquidating distribution and complete liquidation and dissolution of our company; however, we anticipate paying our final liquidating distribution and dissolving within 60 days of completion of the sale of our final property which is expected to occur during the second quarter of 2024. However, the completion of these activities may be delayed due to the ongoing challenges affecting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings, including the continued economic slowdown, high interest rates and persistent inflation, as well as a lack of lending activity in the debt markets which may impact the ability of buyers for our properties to obtain favorable financing, potential changes in customer behavior with respect to work-from-home arrangements resulting from the COVID-19 pandemic that could materially and adversely affect the demand for office space, and any continuing unrest in the markets where our properties are located. A final liquidating distribution to our stockholders will not be paid until all of our liabilities have been satisfied.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2023 did not exceed the charter-imposed limitation.

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

Debt Obligations
The following is a summary of our debt obligations as of December 31, 2023 (in thousands).

		Payments Due During the Years Ending December 31,
Debt Obligations	Total	2024	2025-2026	2027-2028	Thereafter
Outstanding debt obligations (1)	$39,617	$39,617	$—	$—	$—
Interest payments on outstanding debt obligations (2) (3)	1,281	1,281	—	—	—
_____________________
(1) Amounts include principal payments only based on maturity dates as of December 31, 2023.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of December 31, 2023. We incurred interest expense of $2.1 million, excluding amortization of deferred financing costs totaling $0.1 million during the three months ended March 31, 2023. During the nine months ended December 31, 2023, we incurred interest expense of $4.9 million, including accrued unpaid interest related to the Commonwealth Building Mortgage Loan.
(3) On December 10, 2023, the borrower under the 210 W. Chicago Mortgage Loan defaulted on the loan as a result of a failure to pay in full the entire November 2023 monthly interest payment. As a result, the projected interest payments for 210 W. Chicago Mortgage Loan includes an additional default rate of 5% during the time the default exists.

Capital Expenditures Obligations
As of December 31, 2023, we recorded $0.3 million of capital expenditures obligations which is the estimated capital spend through the completion of our liquidation, which were included in liabilities for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.

Results of Operations
In light of the adoption of liquidation basis accounting as of April 1, 2023 and our liquidation pursuant to the Plan of Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation will have a significant impact on our operations. See “— Overview — Plan of Liquidation” and “— Real Estate and Real Estate Finance Markets.” For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 10, 2023.

Distributions
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. Subject to successful completion of the sale of our remaining property, we intend to make a final liquidating distribution to our stockholders promptly upon payment of all liabilities and establishment of any reserve. For the reasons discussed in this report, we can provide no assurances as to the ultimate timing of our final liquidating distribution and complete liquidation and dissolution of our company; however, we anticipate paying our final liquidating distribution and dissolving within 60 days of completion of the sale of our final property which is expected to occur during the second quarter of 2024. However, if we cannot sell or otherwise dispose of our properties and pay our debts within 24 months from May 9, 2023, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders would receive beneficial interests in the liquidating trust.

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
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash or other consideration that we expect to receive through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2023 are included in accounts payable and accrued liabilities, due to affiliate and other liabilities on the Consolidated Statement of Net Assets.
Revenue Recognition - Operating Leases
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

Going Concern Basis
Real Estate
Until our adoption of the liquidation basis of accounting as of and for the periods subsequent to April 1, 2023, we recognized minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility was probable and recorded amounts expected to be received in later years as deferred rent receivable. If the lease provided for tenant improvements, we determined whether the tenant improvements, for accounting purposes, were owned by the tenant or us. When we were the owner of the tenant improvements, the tenant was not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements were substantially completed. When the tenant was the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that was funded was treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
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
In accordance with Topic 842, tenant reimbursements for property taxes and insurance were included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore were accounted for as variable lease payments and were recorded as rental income on our statement of operations until our adoption of the liquidation basis of accounting as of and for the periods subsequent to April 1, 2023. In addition, we adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. We believe the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance were also accounted for as variable lease payments and recorded as rental income on our statement of operations until our adoption of the liquidation basis of accounting as of and for the periods subsequent to April 1, 2023.
In accordance with Topic 842, we made a determination of whether the collectibility of the lease payments in an operating lease is probable. If we determined the lease payments were not probable of collection, we fully reserved for any contractual lease payments, deferred rent receivable, and variable lease payments and recognized rental income only to the extent cash was received.
We, as a lessor, recorded costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classified such costs as operating, maintenance, and management expense on our consolidated statement of operations, as these costs were no longer capitalizable under the definition of initial direct costs under Topic 842.
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if we determined we did not have a controlling financial interest in the entity that held the asset and the arrangement met the criteria to be accounted for as a contract, we derecognized the asset and recognized a gain or loss on the sale of the real estate when control of the underlying asset transfers to the buyer. The application of these criteria can be complex and incorrect assumptions on collectability of the transaction price or transfer of control can result in the improper recognition of the gain or loss from sales of real estate during the period.

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
Going Concern Basis
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We considered the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We estimated useful lives of our assets by class to be generally as follows:

Land	N/A
Buildings	25 - 40 years
Building improvements	10 - 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitored events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggested that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assessed the recoverability by estimating whether we would recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we did not believe that we would be able to recover the carrying value of the real estate and related intangible assets and liabilities, we recorded an impairment loss to the extent that the carrying value exceeded the estimated fair value of the real estate and related intangible assets and liabilities.
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
Rents and Other Receivables
Liquidation Basis of Accounting
In accordance with the liquidation basis of accounting, as of April 1, 2023, rents and other receivables were adjusted to their net realizable value. We periodically evaluate the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to our net assets in liquidation.
Going Concern Basis
We made a determination of whether the collectibility of the lease payments in our operating leases was probable. If we determined the lease payments were not probable of collection, we fully reserved for any outstanding rent receivables related to contractual lease payments and variable leases payments and wrote-off any deferred rent receivable and recognized rental income only if cash was received. We exercised judgment in assessing collectibility and considered payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements in making the determination.

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
Disposition of 210 W. Chicago
On March 4, 2024, we, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “210 W. Chicago Agreement”) for the sale of 210 W. Chicago to an unaffiliated purchaser (the “210 W. Chicago Purchaser”).
On March 27, 2024, we completed the sale of 210 W. Chicago for $2.7 million, before third-party closing costs and prorations and security deposit obligations transferred to the 210 W. Chicago Purchaser.
Discounted Payoff Agreement for 210 W. Chicago Mortgage Loan
In connection with the purchase and sale agreement for sale of 210 W. Chicago, we, through the borrower under the 210 W. Chicago Mortgage Loan, entered into a discounted payoff agreement with the lender of the loan (the “210 W. Chicago Lender”), effective as of March 1, 2024 (the “210 W. Chicago Discounted Payoff Agreement”). Pursuant to the 210 W. Chicago Discounted Payoff Agreement, the borrower has the option to pay off the 210 W. Chicago Mortgage Loan in full at a discount by paying to the 210 W. Chicago Lender on or before March 29, 2024 an amount equal to the greater of (a) 100% of the net sales proceeds generated by the sale of 210 W. Chicago or (b) $2.3 million. If we are unable to make payment by March 29, 2024 due to the failure of the 210 W. Chicago sale to close, all amounts outstanding and due to the 210 W. Chicago Lender of $3.7 million would remain outstanding and immediately due and payable in full due to the event of default having occurred and continuing under the loan agreements.
Upon the disposition of 210 W. Chicago on March 27, 2024, we paid the 210 W. Chicago Mortgage Lender $2.3 million, the full amount due under the 210 W. Chicago Discounted Payoff Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We currently have $39.6 million in debt outstanding, all of which is variable rate and is related to borrowings used to maintain liquidity and to fund the financing and refinancing of our real estate investment portfolio and operations. We are exposed to the effects of interest rate changes as a result of these borrowings. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives have been to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs with a variety of financial instruments, including interest rate caps, floors and swap agreements in order to limit the effects of changes in interest rates on our operations. As of November 1, 2022, our remaining interest rate swap had expired. Given our stockholders’ approval of the Plan of Liquidation as well as the maturity dates for a significant portion of our outstanding debt, we have not entered into any additional derivative instruments to hedge our exposure to cash flow variability caused by changing interest rates.
The table below summarizes the outstanding principal balance, weighted-average interest rates and fair value for our notes payable, based on maturity dates as of December 31, 2023 (dollars in thousands):

	Maturity Date						Total Value or Amount
	2024	2025	2026	2027	2028	Thereafter		Fair Value
Liabilities
Notes payable, principal outstanding
Variable Rate	$39,617	$—	$—	$—	$—	$—	$39,617	$39,617
Weighted-average interest rate (1)	8.4%	—%	—%	—%	—%	—%	8.4%
_____________________
(1) The weighted-average interest rate represents the actual interest rate in effect as of December 31, 2023 using interest rate indices as of December 31, 2023, where applicable.
All of our outstanding debt is variable rate. Movements in interest rates on variable rate debt change future earnings and cash flows, but do not significantly affect the fair value of the debt. However, changes in required risk premiums will result in changes in the fair value of variable rate instruments. At December 31, 2023, we were exposed to market risks related to fluctuations in interest rates on $39.6 million of variable rate debt outstanding. Based on interest rates as of December 31, 2023, if interest rates were 100 basis points higher or lower during the 12 months ending December 31, 2024, interest expense on our variable rate debt would increase or decrease by $0.4 million.
The weighted average interest rate of our variable rate debt at December 31, 2023 was 8.4%.  The interest rate represents the actual interest rate in effect at December 31, 2023 using interest rate indices as of December 31, 2023.

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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age*
Charles J. Schreiber, Jr.	Chairman of the Board, Chief Executive Officer, President and Director	72
Jeffrey K. Waldvogel	Chief Financial Officer, Treasurer and Secretary	46
Stacie K. Yamane	Chief Accounting Officer and Assistant Secretary	59
George R. Bravante, Jr.	Independent Director	65
Jon D. Kline	Independent Director	57
Keith P. Russell	Independent Director	78
_____________________
* As of March 1, 2024.
Charles J. Schreiber, Jr. is our Chairman of the Board, our Chief Executive Officer and one of our directors, positions he has held since January 2015. In August 2019, he was also elected as our President. He is also the Chairman and President of our advisor, and he served as the Chief Executive Officer of our advisor from October 2004 through December 2021. He is also Chief Executive Officer and a director of KBS REIT III, positions he has held since January 2010 and December 2009, respectively. In August 2019, Mr. Schreiber was also elected as President of KBS REIT III. From January 2010 through November 2022, he also served as Chairman of the Board of KBS REIT III. Until the liquidation of KBS REIT II in May 2023, Mr. Schreiber was the Chairman of the Board, Chief Executive Officer, President and a director of KBS REIT II, positions he held since August 2007, August 2007, August 2019 and July 2007, respectively. Mr. Schreiber was Chairman of the Board, Chief Executive Officer and a director of KBS REIT I from June 2005 until its liquidation in December 2018. Other than de minimis amounts owned by family members or family trusts, Mr. Schreiber indirectly owns and controls a 50% interest in KBS Holdings LLC, which is the sole owner of our advisor and the entity that acted as our dealer manager. In addition, Mr. Schreiber controls the voting rights with respect to the 50% interest of KBS Holdings LLC held indirectly by the estate of Peter M. Bren (together with other family members). KBS Holdings is a sponsor of our company and is or was a sponsor of KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT, KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II, which were formed in 2015, 2005, 2007, 2009, 2008, 2009, and 2013, respectively.
Mr. Schreiber is the Chairman and President of KBS Realty Advisors LLC and is a principal of Koll Bren Schreiber Realty Advisors, Inc., each an active and nationally recognized real estate investment advisor. These entities are registered as investment advisers with the SEC. Messrs. Bren and Schreiber were the founding partners of the KBS-affiliated investment advisors. The first investment advisor affiliated with Messrs. Bren and Schreiber was formed in 1992. As of December 31, 2023, KBS Realty Advisors, together with KBS affiliates, including our advisor, had been involved in the investment in or management of approximately $29.5 billion of real estate investments on behalf of institutional investors, including public and private pension plans, endowments and foundations, institutional and sovereign wealth funds, and the investors in us, KBS REIT I, KBS REIT II, KBS REIT III, Pacific Oak Strategic Opportunity REIT (advisory agreement terminated October 31, 2019), KBS Legacy Partners Apartment REIT and Pacific Oak Strategic Opportunity REIT II (advisory agreement terminated October 31, 2019). Through October 31, 2019 our advisor also served as the U.S. asset manager for Keppel Pacific Oak US REIT, and KBS Realty Advisors serves as the U.S. asset manager for Prime US REIT, both Singapore real estate investment trusts.
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
The board of directors has concluded that Mr. Schreiber is qualified to serve as a director, Chairman of the Board and as our Chief Executive Officer and President for reasons including his extensive industry and leadership experience. With more than 49 years of experience in real estate development, management, acquisition and disposition and more than 30 years of experience with the acquisition, origination, management, disposition and financing of real estate-related debt investments, he has the depth and breadth of experience to implement our business strategy. He gained his understanding of the real estate and real estate-finance markets through hands-on experience with acquisitions, asset and portfolio management, asset repositioning and dispositions. As our Chief Executive Officer and a principal of our advisor, Mr. Schreiber is best-positioned to provide the board of directors with insights and perspectives on the execution of our business strategy, our operations and other internal matters. Further, as a principal of KBS-affiliated investment advisors, as Chief Executive Officer, President, Chairman of the Board and a director of KBS REIT III, as a director and trustee of The Irvine Company, as former Chairman of the Board and a director of KBS US Prime Property Management Pte. Ltd. and as former Chief Executive Officer, Chairman of the Board and a director of KBS REIT I, and as former Chief Executive Officer, President, Chairman of the Board and a director of KBS REIT II. Mr. Schreiber brings to the board of directors demonstrated management and leadership ability.
Jeffrey K. Waldvogel is our Chief Financial Officer, a position he has held since June 2015. In April 2017, he was also elected our Treasurer and Secretary. He has served as the Chief Financial Officer of our advisor since June 2015. Since June 2015, he has served as Chief Financial Officer of KBS REIT III, and in July 2018, he was elected Treasurer and Secretary of KBS REIT III. Until the liquidation of KBS REIT II in May 2023, Mr. Waldvogel was its Chief Financial Officer, Treasurer and Secretary of KBS REIT II, positions he held since June 2015, August 2018 and August 2018, respectively. From June 2015 until November 2019, he also served as the Chief Financial Officer, Treasurer and Secretary of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II. He was Chief Financial Officer of KBS REIT I and KBS Legacy Partners Apartment REIT from June 2015 until their respective liquidations in December 2018. In January 2022, Mr. Waldvogel was also appointed the Chief Financial Officer of KBS Realty Advisors.
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

Stacie K. Yamane is our Chief Accounting Officer, a position she has held since January 2015. In August 2018, she was also elected our Assistant Secretary. Ms. Yamane is also the Chief Accounting Officer, Portfolio Accounting of our advisor and Chief Accounting Officer of KBS REIT III, positions she has held since October 2008, October 2008 and January 2010, respectively. She also served as the Chief Accounting Officer of KBS REIT II from October 2008 until KBS REIT II’s liquidation in May 2023. From August 2009 until November 2019 and from February 2013 until November 2019 she served as Chief Accounting Officer of Pacific Oak Strategic Opportunity REIT and Pacific Oak Strategic Opportunity REIT II, respectively. From August 2009 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS Legacy Partners Apartment REIT; from October 2008 until its liquidation in December 2018, she served as Chief Accounting Officer of KBS REIT I. From July 2007 to December 2008, Ms. Yamane served as the Chief Financial Officer of KBS REIT II and from July 2007 to October 2008, she served as Controller of KBS REIT II; from October 2004 to October 2008, Ms. Yamane served as Fund Controller of our advisor; from June 2005 to December 2008, she served as Chief Financial Officer of KBS REIT I and from June 2005 to October 2008, she served as Controller of KBS REIT I.
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
Prior to joining an affiliate of KBS Realty Advisors in 1995, Ms. Yamane was an audit manager at Kenneth Leventhal & Company, a CPA firm specializing in real estate. During her eight years at Kenneth Leventhal & Company, Ms. Yamane performed or supervised a variety of auditing, accounting and consulting engagements including the audit of financial statements presented in accordance with GAAP, as well as financial statements presented on a cash and tax basis, the valuation of asset portfolios and the review and analysis of internal control systems. Her experiences with various KBS-affiliated entities and Kenneth Leventhal & Company give her over 30 years of real estate experience.
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
Mr. Russell served on the board of directors of Sunstone Hotel Investors, Inc. (NYSE: SHO), a public REIT, from 2004 to 2021, and he served as the chair of the audit committee and a member of the nominating and corporate governance committee. Mr. Russell served on the board of directors of Hawaiian Electric Industries, Inc. (NYSE: HE) from May 2011 to 2023, and was a member of the HE audit and risk committee and the executive committee. From 2010 to 2023, Mr. Russell served on the board of directors of American Savings Bank, a subsidiary of Hawaiian Electric Industries, and was a member of the audit committee and chair of the risk committee. In addition, from 2002 to July 2011, Mr. Russell served on the board of directors of Nationwide Health Properties, Inc., where he served as chair of the audit committee and as a member of the corporate governance and nominating committee. Mr. Russell has been a panelist at various conferences and seminars, addressing topics such as corporate governance and the audit committee’s role. Mr. Russell holds a Bachelor of Arts in Economics from the University of Washington and a Master of Arts in Economics from Northwestern University.
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
We have provided below certain information regarding compensation earned by or paid to our directors during fiscal year 2023.

Name	Fees Earned in 2023 or Paid in Cash (1)	All Other Compensation	Total
George R. Bravante, Jr.	$93,331	$—	$93,331
Jon D. Kline	97,831	—	97,831
Keith P. Russell	95,831	—	95,831
Charles J. Schreiber, Jr. (2)	—	—	—
_____________________
(1) Fees Earned in 2023 or Paid in Cash include meeting fees earned in: (i) 2022 but paid or reimbursed in the first quarter of 2023 as follows: Mr. Bravante $12,333, Mr. Kline $12,333, and Mr. Russell $12,333; and (ii) 2023 but paid or to be paid in 2024 as follows: Mr. Bravante $3,333, Mr. Kline $3,333, and Mr. Russell $3,333.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Stock Ownership
The following table shows, as of March 25, 2024, the amount of our Class A common stock and Class T common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our Class A common stock or Class T common stock, respectively (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

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
Disposition, Portfolio Management and Distribution Policies during Implementation of the Plan of Liquidation. In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for a potential sale.
In connection with our consideration of the Plan of Liquidation, our board of directors determined to cease regular distributions and terminated the share redemption program. We expect any future liquidity to our stockholders will be provided in the form of liquidating distributions. We expect to distribute all of the net proceeds from liquidation to our stockholders within 24 months from May 9, 2023. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of any liquidating distributions to be received by our stockholders. However, if we cannot sell or otherwise dispose of our properties and pay our debts within 24 months from May 9, 2023, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders would receive beneficial interests in the liquidating trust.
Since stockholder approval of the Plan of Liquidation, we have sold or otherwise disposed of two properties during the year ended December 31, 2023. We did not dispose of any real estate assets during the year ended December 31, 2022. As of February 29, 2024, we owned two office buildings.
Borrowing Policies. In order to execute our investment strategy, we primarily utilized secured debt to finance a portion of our investment portfolio. We have used debt financing to pay for capital improvements, repairs or tenant build-outs to properties; to refinance existing indebtedness; to pay distributions; to provide working capital and for other liquidity needs. With the proceeds from the sale of a real estate property, we repaid a total of $16.2 million of outstanding notes payable during the year ended December 31, 2023. As of December 31, 2023, our outstanding notes payable was $39.6 million. We do not intend to obtain additional debt financing in the future.
As of February 29, 2024, our aggregate borrowings were approximately 82% of our net asset before deducting depreciation and other noncash reserves. Due to the current market environment, the value of our assets has been significantly impacted and our aggregate borrowing as a percentage of the current fair value of our assets is substantially higher.
Policy Regarding Capital Reserves. We establish an annual budget for capital requirements and working capital reserves that we update periodically during the year. We may use cash on hand and cash flow from operations to meet our needs for working capital for the upcoming year and to build a moderate level of cash reserves. In addition, contractual obligations may require us to maintain a minimum working capital reserve related to our properties.

Policies Regarding Operating Expenses. Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2023 did not exceed the charter-imposed limitation. For the four consecutive quarters ended December 31, 2023, total operating expenses represented approximately 1.3% and (97.1%) of our average invested assets and our net income (loss), respectively.
Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the conflicts committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our advisor’s Director of Internal Audit, via the Ethics Hotline, or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons
The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2022 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the conflicts committee’s report on their fairness.
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

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring April 28, 2024, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties. For the period from January 1, 2022 through the most recent date practicable, which was February 29, 2024, we compensated our advisor as set forth below.
Pursuant to our advisory agreement, our advisor earns a monthly fee for asset management services equal to one-twelfth of 1.0% of the cost of our investments, including the portion of the investment that is debt financed. However, we have not paid asset management fees to our advisor since the first quarter of 2017. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 2022. Effective October 1, 2022, our advisor waived payment of its asset management fee through our liquidation. From January 1, 2022 through September 2022, our asset management fees totaled $1.3 million. Asset management fees of $8.9 million relating to period from October 1, 2017 to September 30, 2022 were accrued but payment was deferred by our advisor. In January 2023, our advisor waived $3.0 million of accrued asset management fees. As a result, $5.9 million of fees were outstanding as of December 31, 2023. For purposes of the consolidated statement of net assets as of December 31, 2023 and consolidated statement of changes in net assets for the period April 1, 2023 to December 31, 2023, we estimated the asset management fee payable to our advisor to be $0, as our advisor informed us it will not seek the payment for the deferred asset management fees. In March 2024, our advisor waived the deferred asset management fees and no asset management fees are owed to our advisor.
Under our advisory agreement, we reimburse our advisor and its affiliates for certain expenses they incur in connection with their provision of services to us, including our allocable share of the salaries, benefits and overhead of internal audit department personnel providing services to us and promotional costs and expenses related to the leasing of properties. We do not reimburse our advisor or its affiliates for the salaries and benefits our advisor or its affiliates may pay to our executive officers. From January 1, 2022 through December 31, 2022, we reimbursed our advisor for $113,000 of operating expenses, of which $109,000 was related to employee costs. From January 1, 2023 through February 29, 2024, we had incurred $132,000 of operating expenses reimbursable to our advisor, including $81,000 that was related to employee costs, of which $26,000 was payable as of February 29, 2024.
Our advisor advanced funds to us, which are non-interest bearing, for distribution record dates through the period ended May 31, 2016. As of September 30, 2022, the total advanced funds due to our advisor from us was approximately $1.3 million. In connection with the consideration of the Plan of Liquidation by our board of directors, our advisor waived payment of the $1.3 million advanced funds.
The conflicts committee considers our relationship with our advisor during 2023 and 2022 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.
Our Relationship with KBS Capital Markets Group. We have entered into a fee reimbursement agreement (the “AIP Reimbursement Agreement”) with our dealer manager pursuant to which we agreed to reimburse our dealer manager for certain fees and expenses it incurs for administering our participation in the DTCC Alternative Investment Product Platform with respect to certain accounts of our stockholders serviced through the platform. From January 1, 2022 through December 31, 2022, and from January 1, 2023 through February 29, 2024, we incurred $610 and $800, respectively, of costs and expenses related to the AIP Reimbursement Agreement, of which $270 was payable as of February 29, 2024.
The conflicts committee believes that this arrangement with KBS Capital Markets Group is fair.
Our Relationship with KBS Management Group, LLC. For property management services with respect to certain properties, we pay KBS Management Group, LLC, our property co-manager and an affiliate of our advisor, a monthly fee equal to a percentage of the rent (to be determined on a property-by-property basis, consistent with current market rates), payable and actually collected for the month. From January 1, 2022 through September 2022, our property management fees totaled $70,000. KBS Capital Management Group, LLC agreed to waive payment of its property management fees as of October 1, 2022 through our liquidation.
The conflicts committee believes that this arrangement with KBS Management Group, LLC is fair.

Insurance Program. As of January 1, 2022, we, together with KBS Real Estate Investment Trust II (“KBS REIT II”), KBS Real Estate Investment Trust III (“KBS REIT III”), our dealer manager, our advisor and other KBS-affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by our advisor and its insurance broker among each of the various entities covered by the program, and is billed directly to each entity. In June 2022, due to its liquidation, KBS REIT II elected to cease participation in the program and obtained separate insurance coverage. In connection with our liquidation, we ceased participation in the program as of June 30, 2023 and obtained separate insurance coverage.
The conflicts committee believes this arrangement is fair.
From January 1, 2022 through December 31, 2022 and from January 1, 2023 through February 29, 2024, no other transactions occurred between us and KBS REIT II, KBS REIT III, our dealer manager, our advisor or other KBS-affiliated entities.
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

March 26, 2024	The Conflicts Committee of the Board of Directors: Jon D. Kline (chair), George R. Bravante, Jr. and Keith P. Russell

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2023, Ernst & Young LLP served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.
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
For the years ended December 31, 2023 and 2022 all services rendered by Ernst & Young were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2023 and 2022, are set forth in the table below.

	2023	2022
Audit fees	$310,000	$370,000
Audit-related fees	—	—
Tax fees	24,155	21,812
All other fees	—	2,400
Total	$334,155	$394,212

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

10.2
Real Estate Property Co-Management Agreement (related to The Offices at Greenhouse), by and between KBSGI Offices at Greenhouse, LLC, KBS Capital Advisors, LLC and KBS Management Group, LLC dated as of November 21, 2016, incorporated by reference to Exhibit 10.37 to Post-Effective Amendment no. 2 to the Company’s Registration Statement (Form S-11 No. 333-207471), filed December 20, 2016

10.3
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

10.13
Second Amended and Restated Guaranty by KBSGI REIT Properties, LLC for the benefit of JPMorgan Chase Bank, N.A. dated August 1, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed August 12, 2022

10.14	Third Modification Agreement by and among KBSGI Office at Greenhouse, LLC and KBSGI 213 West Institute Place, LLC and JPMORGAN CHASE BANK, N.A. dated November 6, 2023

10.15	Third Amended and Restated Guaranty by KBSGI REIT Properties, LLC for the benefit of JPMorgan Chase Bank, N.A. dated November 6, 2023

10.16	Purchase and Sale Agreement and Escrow Instructions between KBSGI 213 West Institute Place, LLC and CP 213 Institute, LLC dated November 7, 2023

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of KBS Growth & Income REIT, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the period from January 1, 2023 to March 31, 2023 and for the years ended December 31, 2022 and 2021, the consolidated statement of net assets (liquidation basis) as of December 31, 2023, the related consolidated statement of changes in net assets (liquidation basis) for the period from April 1, 2023 to December 31, 2023, and the related notes collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, the results of its operations and its cash flows for the period from January 1, 2023 to March 31, 2023 and for the years ended December 31, 2022 and 2021, its net assets in liquidation as of December 31, 2023, and the changes in its net assets in liquidation for the period from April 1, 2023 to December 31, 2023, in conformity with U.S. generally accepted accounting principles applied on the basis described below.
As described in Notes 2 and 3 to the financial statements, the stockholders of the Company approved a plan of liquidation and the Company has commenced liquidation. As a result, the Company has changed its basis of accounting for periods subsequent to March 31, 2023 from the going concern basis to a liquidation basis.
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

Net assets in liquidation
Description of the Matter
The Company’s net assets in liquidation totaled $1.0 million as of December 31, 2023. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted the liquidation basis of accounting on April 1, 2023. As a result of the adoption of the liquidation basis of accounting, the Company adjusted its investments in real estate to their estimated net realizable values, or liquidation values, which represents the estimated amount of cash or other consideration, such as debt relief, that the Company expects to receive upon the disposal of its assets as it carries out its plan of liquidation. The Company’s net assets in liquidation also includes accruals of costs and income that it expects to incur and earn through the completion of its liquidation and reflects other liabilities at their contractual amounts due or estimated settlement amounts.
Auditing management’s net assets in liquidation includes a high degree of subjective auditor judgment necessary in evaluating management’s estimates and assumptions used in determining the net assets expected to be available for distribution to stockholders as it carries out its plan of liquidation. Such estimates and assumptions include the manner and timeline for disposition of its remaining real estate properties, existing rights and obligations related to the use of cash and other assets held by the entity, and nature and timing of costs to be incurred through liquidation and dissolution of the entity.

How We Addressed the Matter in Our Audit
To test the Company’s net assets in liquidation, our audit procedures included, among others, evaluating the methodology and significant judgments used by management, including obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. We held discussions with management about plans for disposition of its remaining real estate properties and the judgments used in determining the expected timeline and estimates of other costs to be incurred through liquidation of the entity, and compared information used in the estimates of remaining net assets in liquidation to information included in materials presented to the Company’s Board of Directors. We also evaluated the terms of existing agreements, compared the significant assumptions used by management to costs incurred and other information available subsequent to the reporting period, and held discussions with legal counsel to corroborate management’s judgements regarding factors affecting rights and obligations of the entity considered in determining the net assets in liquidation presented.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2015.
Irvine, California
March 28, 2024

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(in thousands)

December 31, 2023
Assets
Real estate	$37,868
Cash and cash equivalents	3,675
Restricted cash	1,825
Other assets	19
Total assets	43,387
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	966
Notes payable	39,617
Accounts payable and accrued liabilities	1,529
Due to affiliates	25
Other liabilities	225
Total liabilities	42,362
Commitments and contingencies (Note 9)
Net assets in liquidation	$1,025

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

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Period from April 1, 2023 to December 31, 2023
(Liquidation Basis)
(in thousands)

Net assets in liquidation, beginning of period	$1,398
Changes in net assets in liquidation
Change in liquidation value of real estate properties after closing costs/disposition fees	179
Change in estimated cash flow during liquidation	(466)
Change in estimated capital expenditures	(239)
Other changes, net	153
Changes in net assets in liquidation	(373)
Net assets in liquidation, end of period	$1,025

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(in thousands, except share and per share amounts)

	For the Three Months Ended March 31,	Years Ended December 31,
	2023	2022	2021
Revenues:
Rental income	$3,701	$14,466	$16,099
Other operating income	33	136	177
Total revenues	3,734	14,602	16,276
Expenses:
Operating, maintenance, and management	897	3,721	3,926
Property management fees and expenses to affiliate	—	70	114
Real estate taxes and insurance	864	3,182	2,899
Asset management fees to affiliate	—	(1,740)	1,740
General and administrative expenses	514	1,871	1,509
Depreciation and amortization	1,351	5,926	7,536
Interest expense	2,244	4,185	2,343
Impairment charges on real estate	—	18,665	13,164
Total expenses	5,870	35,880	33,231
Other income:
Interest and other income	29	44	—
Gain related to forgiveness of advance from the Advisor	—	1,338	—
Total other income	29	1,382	—
Net loss	$(2,107)	$(19,896)	$(16,955)
Net loss per common share, basic and diluted	$(0.21)	$(1.96)	$(1.67)
Weighted-average number of common shares outstanding, basic and diluted	10,146,175	10,160,159	10,173,891

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Going Concern Basis)
(dollars in thousands)

	Common Stock				Additional Paid-in Capital	Cumulative Distributions and Net Losses	Total Stockholders’ Equity (Deficit)
	Class A		Class T
	Shares	Amounts	Shares	Amounts
Balance, December 31, 2020	9,873,729	$99	310,974	$3	$85,248	$(45,760)	$39,590
Net loss	—	—	—	—	—	(16,955)	(16,955)
Redemptions of common stock	(18,399)	—	—	—	(90)	—	(90)
Distributions declared	—	—	—	—	—	(1,745)	(1,745)
Balance, December 31, 2021	9,855,330	99	310,974	3	85,158	(64,460)	20,800
Net loss	—	—	—	—	—	(19,896)	(19,896)
Transfers from redeemable common stock	—	—	—	—	250	—	250
Redemptions of common stock	(16,761)	—	(3,368)	—	(68)	—	(68)
Balance, December 31, 2022	9,838,569	99	307,606	3	85,340	(84,356)	1,086
Net loss	—	—	—	—	—	(2,107)	(2,107)
Balance, March 31, 2023	9,838,569	$99	307,606	$3	$85,340	$(86,463)	$(1,021)

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)

	Three Months Ended March 31,	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,107)	$(19,896)	$(16,955)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,351	5,926	7,536
Impairment charges on real estate	—	18,665	13,164
Deferred rents	(160)	(786)	262
Amortization of above- and below-market leases, net	(39)	(381)	(651)
Amortization of deferred financing costs	27	223	237
Unrealized gain on derivative instruments	—	(610)	(1,629)
Changes in operating assets and liabilities:
Rents and other receivables	(146)	(394)	(1,704)
Prepaid expenses and other assets	(217)	(995)	(1,158)
Accounts payable and accrued liabilities	(1,038)	62	1,609
Due from affiliates	2	274	(276)
Due to affiliates	7	(3,100)	1,731
Other liabilities	(230)	172	(446)
Net cash (used in) provided by operating activities	(2,550)	(840)	1,720
Cash Flows from Investing Activities:
Improvements to real estate	(86)	(1,110)	(709)
Net cash used in investing activities	(86)	(1,110)	(709)
Cash Flows from Financing Activities:
Proceeds from notes payable	1,494	587	4,710
Principal payments on notes payable	(19)	(74)	(37)
Payments of deferred financing costs	—	(91)	(79)
Payments to redeem common stock	—	(68)	(90)
Distributions paid to common stockholders	—	—	(1,745)
Net cash provided by financing activities	1,475	354	2,759
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,161)	(1,596)	3,770
Cash and cash equivalents and restricted cash, beginning of period	6,533	8,129	4,359
Cash and cash equivalents and restricted cash, end of period	$5,372	$6,533	$8,129
Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,056	$4,244	$3,807
Supplemental Disclosure of Noncash Investing and Financing Activities:
Accrued improvements to real estate	$50	$86	$127

See accompanying notes to consolidated financial statements.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
As of December 31, 2023, the Company had remaining investments in two office properties.
The Company commenced capital raising activities in June 2015 through a private placement offering. The private offering was followed by a public offering and a second private offering. In August 2020, the Company’s board of directors approved the termination of capital raising activities with the termination of the Company’s distribution reinvestment plan offering and second private offering. As of December 31, 2023, the Company had 9,838,569 and 307,606 shares of Class A and Class T common stock outstanding, respectively.
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
In connection with its consideration of the Plan of Liquidation, the Company’s board of directors determined to cease regular distributions and terminated the share redemption program. The Company expects any future liquidity to its stockholders will be provided in the form of liquidating distributions. Subject to successful completion of the sale of the Company’s remaining property, the Company intends to make a final liquidating distribution to its stockholders promptly upon payment of all liabilities and establishment of any reserves. The Company can provide no assurances as to the ultimate timing of its final liquidating distribution and complete liquidation and dissolution of the Company; however, the Company anticipates paying its final liquidating distribution and dissolving within 60 days of completion of the sale of its final property, which it expects to occur during the second quarter of 2024. The Company can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices it will receive for its assets, and the amount or timing of any liquidating distributions to be received by its stockholders.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
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
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2023.
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
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements and notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting,” as indicated, and the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2023 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale or transfer of the Company’s remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
All financial results and disclosures through March 31, 2023, prior to the adoption of the liquidation basis of accounting, are presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2022, the statements of operations, the statements of stockholders’ (deficit) equity and the statements of cash flows for the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021 are presented using the going concern basis of accounting. The Company’s consolidated financial statements included its accounts and the accounts of REIT Holdings, the Operating Partnership and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated in consolidation.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Going Concern Basis
Real Estate
Until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to April 1, 2023, the Company recognized minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility was probable and recorded amounts expected to be received in later years as deferred rent receivable. If the lease provided for tenant improvements, the Company determined whether the tenant improvements, for accounting purposes, were owned by the tenant or the Company. When the Company was the owner of the tenant improvements, the tenant was not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements were substantially completed. When the tenant was the owner of the tenant improvements, any tenant improvement allowance (including amounts that can be taken in the form of cash or a credit against the tenant’s rent) that was funded was treated as a lease incentive and amortized as a reduction of rental revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
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
In accordance with Topic 842, tenant reimbursements for property taxes and insurance were included in the single lease component of the lease contract (the right of the lessee to use the leased space) and therefore were accounted for as variable lease payments and were recorded as rental income on the Company’s statement of operations until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to April 1, 2023. In addition, the Company adopted the practical expedient available under Topic 842 to not separate nonlease components from the associated lease component and instead to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue recognition standard (Topic 606) and if certain conditions are met, specifically related to tenant reimbursements for common area maintenance which would otherwise be accounted for under the revenue recognition standard. The Company believes the two conditions have been met for tenant reimbursements for common area maintenance as (i) the timing and pattern of transfer of the nonlease components and associated lease components are the same and (ii) the lease component would be classified as an operating lease. Accordingly, tenant reimbursements for common area maintenance were also accounted for as variable lease payments and recorded as rental income on the Company’s statement of operations until the Company’s adoption of the liquidation basis of accounting as of and for periods subsequent to April 1, 2023.
In accordance with Topic 842, the Company made a determination of whether the collectibility of the lease payments in an operating lease was probable. If the Company determined the lease payments were not probable of collection, the Company fully reserved for any contractual lease payments, deferred rent receivable, and variable lease payments and recognized rental income only if cash was received. These changes to the Company’s collectibility assessment were reflected as an adjustment to rental income.
The Company, as a lessor, recorded costs to negotiate or arrange a lease that would have been incurred regardless of whether the lease was obtained, such as legal costs incurred to negotiate an operating lease, as an expense and classified such costs as operating, maintenance, and management expense on the Company’s consolidated statement of operations, as these costs were no longer capitalizable under the definition of initial direct costs under Topic 842.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
ASC 610-20 refers to the revenue recognition principles under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). Under ASC 610-20, if the Company determined it did not have a controlling financial interest in the entity that held the asset and the arrangement met the criteria to be accounted for as a contract, the Company derecognized the asset and recognized a gain or loss on the sale of the real estate when control of the underlying asset transferred to the buyer.
Cash and Cash Equivalents
The Company recognized interest income on its cash and cash equivalents as it is earned and classified such amounts as other interest income.
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
Going Concern Basis
Depreciation and Amortization
Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considered the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. The Company estimated useful lives of its assets by class to be generally as follows:

Land	N/A
Buildings	25 - 40 years
Building improvements	10 - 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases, including below-market renewal periods

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Impairment of Real Estate and Related Intangible Assets and Liabilities
The Company continually monitored events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggested that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assessed the recoverability by estimating whether the Company would recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company did not believe that it would be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company recorded an impairment loss to the extent that the carrying value exceeded the estimated fair value of the real estate and related intangible assets and liabilities. During the years ended December 31, 2022 and 2021, the Company recorded $18.7 million and $13.2 million, respectively, of impairment losses on its real estate and related intangible assets. The Company did not record any impairment loss on its real estate and related intangible assets during the three months ended March 31, 2023.
Cash and Cash Equivalents
The Company considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Cash and cash equivalents were stated at cost, which approximates fair value. The Company’s cash and cash equivalents balance exceeds federally insurable limits as of December 31, 2023. The Company intends to mitigate this risk by depositing funds with a major financial institution; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. There were no restrictions on the use of the Company’s cash and cash equivalents as of December 31, 2023.
Restricted Cash
Restricted cash is composed of cash flow sweep and lender impound reserve accounts related to the Company’s borrowings.
Rents and Other Receivables
Liquidation Basis of Accounting
In accordance with the liquidation basis of accounting, as of April 1, 2023, rents and other receivables were adjusted to their net realizable value. The Company periodically evaluates the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to the Company’s net assets in liquidation.
Going Concern Basis
The Company made a determination of whether the collectibility of the lease payments in its operating leases was probable. If the Company determined the lease payments were not probable of collection, the Company fully reserved for any outstanding rent receivables related to contractual lease payments and variable leases payments and wrote-off any deferred rent receivable and recognized rental income only if cash was received. The Company exercised judgment in assessing collectibility and considered payment history, current credit status, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current market conditions that may impact the tenant’s ability to make payments in accordance with its lease agreements in making the determination.
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Derivative Instruments
The Company entered into derivative instruments for risk management purposes to hedge its exposure to cash flow variability caused by changing interest rates on its variable rate notes payable. The Company recorded these derivative instruments at fair value on the accompanying consolidated balance sheets. The changes in fair value for derivative instruments that were not designated as a hedge or that did not meet the hedge accounting criteria were recorded as gain or loss on derivative instruments and included in interest expense as presented in the accompanying consolidated statements of operations. On November 1, 2022, the Company’s remaining interest rate swap expired.
Deferred Financing Costs
Prior to the adoption of the liquidation basis of accounting, deferred financing costs represented commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing and were presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability. These costs were amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs were generally expensed when the associated debt was refinanced or repaid before maturity unless specific rules were met that would allow for the carryover of such costs to the refinanced debt. Deferred financing costs incurred before an associated debt liability was recognized were included in prepaid and other assets on the balance sheet. Costs incurred in seeking financing transactions that did not close were expensed in the period in which it was determined that the financing would not close.
Redeemable Common Stock
The Company had adopted a share redemption program, which was terminated effective December 30, 2022, pursuant to which stockholders could sell their shares to the Company in connection with a stockholder’s death, “qualifying disability” or “determination of incompetence” (each as defined in the share redemption program, and collectively “special redemptions”). Prior to the termination of share redemption program, such redemptions were subject to the limitations described in the share redemption program document, including:
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

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Going Concern Basis
The Company recorded amounts that were redeemable under the share redemption program as redeemable common stock liability in its consolidated balance sheets because the shares would be mandatorily redeemable at the option of the holder and therefore their redemption was outside the control of the Company. The maximum amount redeemable under the Company’s share redemption program during a calendar year was limited to an annual dollar amount determined by the board of directors. On December 7, 2020, the Company’s board of directors approved an annual dollar amount limitation for special redemptions for calendar year 2021 of $250,000 in the aggregate. On December 6, 2021, the Company’s board of directors approved the same annual dollar amount limitation for special redemptions for calendar year 2022 of $250,000 in the aggregate. On December 15, 2022, in connection with its approval of the Plan of Liquidation, the Company’s board of directors approved the termination of the Company’s share redemption program. The termination was effective as of December 30, 2022, and as such, no redemptions were processed on the December 2022 redemption date. The Company did not redeem or repurchase any shares of its common stock during the year ended December 31, 2023. The board of directors expects that future liquidity will be provided to the Company’s stockholders through liquidating distributions.
The Company classified financial instruments that represented a mandatory obligation of the Company to redeem shares as liabilities. During periods in which the share redemption program was active, the Company’s common shares were considered redeemable at the option of the holder and, accordingly, the Company separately classified an amount equal to the maximum potential redemption obligation under the share redemption program as redeemable common stock on the consolidated balance sheet. When the Company determined it had a mandatory obligation to repurchase shares under the share redemption program, it reclassified such obligations from temporary equity to a liability based upon their respective settlement values.
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
Asset Management Fee
The Advisor earns a monthly asset management fee equal to one-twelfth of 1.0% of the cost of the real property investments, including any debt financing on the property. The Advisor has waived asset management fees from October 1, 2022 through liquidation of the Company. In January 2023, the Advisor waived $3.0 million of accrued asset management fees which was recorded as a reduction in asset management fees to affiliate during the year ended December 31, 2022 in the Company’s accompanying consolidated statement of operations. For purposes of the consolidated statement of net assets as of December 31, 2023 and consolidated statement of changes in net assets for the period April 1, 2023 to December 31, 2023, the Company estimated the asset management fee payable to the Advisor to be $0, as the Advisor informed the Company it will not seek the payment for the deferred asset management fees. In March 2024, the Advisor waived the deferred asset management fees and no asset management fees are owed to the Advisor.
Property Management Fee
The Company pays the Co-Manager a monthly fee equal to a percentage of the rent (determined on a property by property basis), payable and actually collected for the month, from certain property acquisitions for which the Company has entered a Property Management Agreement with the Co-Manager. The Co-Manager has waived payment of its property management fees effective October 1, 2022 through the Company’s liquidation. See Note 8, “Related-Party Transactions — Real Estate Property Co-Management Agreements.”

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Disposition Fee
For substantial assistance in connection with the sale of the Company’s assets, which includes the sale of a single asset or the sale of all or a portion of the Company’s assets through a portfolio sale, merger or business combination transaction, the Company will pay the Advisor or its affiliates a percentage of the contract sales price of the assets sold. The disposition fee will equal 1.5% of the contract sales price. The Advisor agreed to waive the receipt of a disposition fee in connection with the sale of the assets of the Company in connection with the Plan of Liquidation.
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
The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for all open tax years through December 31, 2023. As of December 31, 2023, returns for the calendar years 2019 through 2022 remain subject to examination by major tax jurisdictions.
Per Share Data
Basic net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of common stock issued and outstanding during such period. Diluted net income (loss) per share of common stock equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding for the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, respectively. Basic and diluted net income (loss) per share of Class A common stock and basic and diluted net income (loss) per share of Class T common stock were equal for the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021 as aggregate cash distributions for each share class were equal during those periods.
During the year ended December 31, 2021, aggregate cash distribution declared per share of Class A and Class T common stock was $0.17150000, assuming the share was issued and outstanding each date that was a record date for distributions during the period. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not declare any distributions.
Square Footage, Occupancy and Other Measures
Square footage, occupancy, number of tenants and other similar measures used to describe real estate investments included in these Notes to Consolidated Financial Statements are presented on an unaudited basis.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of December 31, 2023, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of sale or transfer of properties, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
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

The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2023 is as follows (in thousands):

	April 1, 2023	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2023
Assets:
Estimated net inflows from investments in real estate	$1,503	$(1,526)	$118	$95
	1,503	(1,526)	118	95
Liabilities:
Liquidation transaction costs	(600)	212	88	(300)
Corporate expenditures	(976)	1,158	(672)	(490)
Capital expenditures	(302)	270	(239)	(271)
	(1,878)	1,640	(823)	(1,061)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(375)	$114	$(705)	$(966)

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
5. NET ASSETS IN LIQUIDATION
The net assets in liquidation as of December 31, 2023 would result in the payment of estimated liquidating distributions of approximately $0.10 per share of common stock to the Company’s stockholders of record as of December 31, 2023. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition or transfer of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of December 31, 2023, the Company’s portfolio of real estate was composed of two office buildings containing 219,523 rentable square feet, which were collectively 90.3% occupied. As of December 31, 2023, the Company’s liquidation value of real estate was $37.9 million.
As a result of adopting the liquidation basis of accounting in April 1, 2023, as of December 31, 2023, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash or other consideration, such as debt relief, the Company expects to realize through the disposition or transfer of its real estate properties owned as of December 31, 2023 as it carries out its Plan of Liquidation.
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
Disposition of the Institute Property
On November 9, 2017, the Company, through an indirect wholly owned subsidiary, acquired a seven-story office building containing 155,385 rentable square feet located on approximately 0.5 acres of land and a parking lot containing approximately 8,038 square feet on approximately 0.18 acres of land in Chicago, Illinois (together the “Institute Property”).
On November 7, 2023, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “Agreement”) for the sale of the Institute Property to CP 213 Institute, LLC (the “Purchaser”), an affiliate of Coastal Partners, LLC. The Purchaser is unaffiliated with the Company or its advisor.
On November 30, 2023, the Company completed the sale of the Institute Property for $17.0 million, before third-party closing costs and prorations of approximately $0.5 million and security deposit obligations transferred to the Purchaser of $0.3 million. The Company repaid $16.2 million principal balance under the Modified Term Loan upon disposition of the Institute Property.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
7. NOTES PAYABLE
As of December 31, 2023 and 2022, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of December 31, 2023	Book Value as of December 31, 2022	Contractual Interest Rate as of December 31, 2023 (1)	Effective Interest Rate at December 31, 2023 (1)	Payment Type	Maturity Date (2)
Commonwealth Building Mortgage Loan (3)	$—	$46,268	(3)	(3)	(3)	(3)
Modified Term Loan (4)	36,035	52,260	One-month Term SOFR + 0.10% + 2.50% (4)	7.95%	Interest Only	05/09/2024
210 W. Chicago Mortgage Loan (5)	3,582	3,651	One-month Term SOFR +0.10% + 2.20% (5)	12.68%	Principal & Interest (5)	06/28/2024
Notes payable principal outstanding	$39,617	$102,179
Deferred financing costs, net (6)	—	(80)
Notes payable, net	$39,617	$102,099
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of December 31, 2023. Effective interest rate is calculated as the actual interest rate in effect as of December 31, 2023 using interest rate indices as of December 31, 2023.
(2) Represents the maturity date as of December 31, 2023.
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
(4) The Modified Term Loan is secured by the Offices at Greenhouse and prior to its disposition was also secured by the Institute Property. It bore interest at the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) with a tenor comparable to the one-month Term SOFR plus 10 basis points (collectively, the “Adjusted Term SOFR”) plus 200 basis points per annum prior to May 9, 2023. On and after May 9, 2023, the Modified Term Loan bears interest at Adjusted Term SOFR plus 250 basis points per annum. On a monthly basis, any excess cash flow (as defined in the modification agreement) from the Offices at Greenhouse and the Institute Property is required to be deposited into an account which will serve as additional security for the Modified Term Loan. Subject to certain terms and conditions contained in the loan documents, cash currently held by the Company may only be used for the Company’s operating costs including but not limited to the Company’s general and administrative costs, liquidation costs, capital costs and any other reasonable costs and expenses required to maintain the Company as a going concern (collectively “REIT Operating Costs”), but for no other purpose. The Modified Term Loan is full recourse under the guaranty provided by KBSGI REIT Properties, LLC (“KBS GI REIT Properties”), the Company’s wholly owned subsidiary. On November 6, 2023, the Company entered into a modification agreement with the lender under the Modified Term Loan and extended the maturity date to May 9, 2024. On November 30, 2023, in connection with the disposition of the Institute Property, the Company repaid $16.2 million principal balance under the Modified Term Loan and the Institute Property was released as a security from the Modified Term Loan.
(5) Monthly payments for the 210 W. Chicago Mortgage Loan include principal and interest with principal payments calculated using an amortization schedule of 25 years at an interest rate of 6.0%, with the remaining principal balance, all accrued and unpaid interest and any other amounts due at maturity. On June 7, 2023, the borrower under the 210 W. Chicago Mortgage Loan entered into an early opt-in election and related amendment to the loan agreement with the lender which modified the interest rate to Adjusted Term SOFR plus 220 basis points per annum (the “210 W. Chicago Interest Rate”). On December 10, 2023, the borrower under the 210 W. Chicago Mortgage Loan defaulted on the loan as a result of a failure to pay in full the entire November 2023 monthly interest payment. During the time the default exists, the interest rate under this loan is calculated at the 210 W. Chicago Interest Rate, plus 5%. Subsequent to December 31, 2023, the borrower under the 210 W. Chicago Mortgage Loan entered into a discounted payoff agreement with the lender. See Note 10, “Subsequent Event – Discounted Payoff Agreement for 210 W. Chicago Mortgage Loan.”
(6) As described in Note 3, “Summary of Significant Accounting Policies – Principles of Consolidation and Basis of Presentation,” on April 1, 2023, the Company adopted the liquidation basis of accounting which requires the Company to record notes payable at their contractual amounts.
During the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021, the Company incurred $2.2 million, $4.2 million and $2.3 million of interest expense, respectively. As of December 31, 2023 and 2022, $0.3 million and $0.6 million of interest expense were payable, respectively. Included in interest expense during each of the three months ended March 31, 2023 and the years ended December 31, 2022 and 2021 were $0.1 million, $0.2 million and $0.2 million of amortization of deferred financing costs, respectively. Interest expense (including gains and losses) incurred as a result of the Company’s derivative instruments decreased interest expense by $0.2 million and $3,000 during the years ended December 31, 2022 and 2021, respectively. As of November 1, 2022, the Company’s remaining interest rate swap had expired and the Company did not enter any additional derivative instruments upon its expiration.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
7. NOTES PAYABLE (CONTINUED)
Recent Financing Transactions
Modified Term Loan
On November 6, 2023, the Company, through the borrower under the Modified Term Loan, entered into a third modification agreement with JP Morgan Chase Bank, N.A. (the “Lender”) to extend the maturity date of the Modified Term Loan to May 9, 2024 (the “Third Modification Agreement”). On November 30, 2023, in connection with the disposition of the Institute Property, the Company repaid $16.2 million principal balance under the Modified Term Loan and the Institute Property was released as a security from the Modified Term Loan. See Note 6, “Real Estate – Disposition of the Institute Property.” As of December 31, 2023, the Modified Term Loan had an outstanding balance of $36.0 million. The Modified Term Loan is secured by the Offices at Greenhouse.
KBS GI REIT Properties is providing a guaranty for the Modified Term Loan (the “Guarantor”). In connection with the Third Modification Agreement, the Company under the Modified Term Loan is prohibited from making any cash distributions. Further, the Guarantor was required to deposit $42,315 into an account controlled by the Lender for the purpose of holding the Guarantor cash (the “Guarantor Cash Collateral Account”) on or prior to November 30, 2023 (such date, referred to as the “Outside Deposit Date”). After the Outside Deposit Date, the Guarantor shall immediately deposit any and all revenues received by the Guarantor and/or cash currently held by the Guarantor into the Guarantor Cash Collateral Account.

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
During the years ended December 31, 2023, 2022 and 2021, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
8. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the years ended December 31, 2023, 2022 and 2021, respectively, and any related amounts receivable and payable as of December 31, 2023 and 2022 (in thousands):

	Incurred Years Ended December 31,			Receivable as of December 31,		Payable as of December 31,
	2023	2022	2021	2023	2022	2023	2022
Expensed
Asset management fees (1)	$—	$(1,740)	$1,740	$—	$—	$—	$5,901
Reimbursement of operating expenses (2)	105	113	273	—	2	25	5
Property management fees (3)	—	70	114	—	—	—	—
	$105	$(1,557)	$2,127	$—	$2	$25	$5,906
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. For the period from October 2017 through September 2022, the Company had accrued and deferred payment of $8.9 million of asset management fees. In January 2023, the Advisor waived payment of its asset management fees from October 1, 2022 through the Company’s liquidation and waived $3.0 million of accrued asset management fees and as a result, as of December 31, 2023, the Company had $5.9 million of accrued asset management fees payable to the Advisor. For purposes of the consolidated statement of net assets as of December 31, 2023 and consolidated statement of changes in net assets for the period April 1, 2023 to December 31, 2023, the Company has estimated the asset management fee payable to the Advisor to be $0, as the Advisor informed the Company it will not seek payment for the deferred asset management fees. In March 2024, the Advisor waived the deferred asset management fees and no asset management fees are owed to the Advisor.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below. The Co-Manager has waived payment of its property management fees effective October 1, 2022 through the Company’s liquidation.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the periods. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended December 31, 2023 did not exceed the charter-imposed limitation.

KBS GROWTH & INCOME REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023
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

9. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company depends on the Advisor for certain services that are essential to the Company, including the implementation of the Plan of Liquidation, management of the daily operations of the Company’s investment portfolio, disposition of investments and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services, the Company will be required to obtain such services from other sources.
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
December 31, 2023
10. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Disposition of 210 W. Chicago
On March 4, 2024, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions (the “210 W. Chicago Agreement”) for the sale of 210 W. Chicago to an unaffiliated purchaser (the “210 W. Chicago Purchaser”).
On March 27, 2024, the Company completed the sale of 210 W. Chicago for $2.7 million, before third-party closing costs and prorations and security deposit obligations transferred to the 210 W. Chicago Purchaser.
Discounted Payoff Agreement for 210 W. Chicago Mortgage Loan
In connection with the purchase and sale agreement for sale of 210 W. Chicago, the Company, through the borrower under the 210 W. Chicago Mortgage Loan, entered into a discounted payoff agreement with the lender of the loan (the “210 W. Chicago Lender”), effective as of March 1, 2024 (the “210 W. Chicago Discounted Payoff Agreement”). Pursuant to the 210 W. Chicago Discounted Payoff Agreement, the borrower has the option to pay off the 210 W. Chicago Mortgage Loan in full at a discount by paying to the 210 W. Chicago Lender on or before March 29, 2024 an amount equal to the greater of (a) 100% of the net sales proceeds generated by the sale of 210 W. Chicago or (b) $2.3 million. If the Company is unable to make payment by March 29, 2024 due to the failure of the 210 W. Chicago sale to close, all amounts outstanding and due to the 210 W. Chicago Lender of $3.7 million would remain outstanding and immediately due and payable in full due to the event of default having occurred and continuing under the loan agreements.
Upon the disposition of 210 W. Chicago on March 27, 2024, the Company paid the 210 W. Chicago Mortgage Lender $2.3 million, the full amount due under the 210 W. Chicago Discounted Payoff Agreement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newport Beach, State of California, on March 28, 2024.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ CHARLES J. SCHREIBER, JR.	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 28, 2024
Charles J. Schreiber, Jr.
/s/ JEFFREY K. WALDVOGEL	Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 28, 2024
Jeffrey K. Waldvogel
/s/ STACIE K. YAMANE	Chief Accounting Officer and Assistant Secretary (principal accounting officer)	March 28, 2024
Stacie K. Yamane
/s/ GEORGE R. BRAVANTE, JR.	Director	March 28, 2024
George R. Bravante, Jr.
/s/ JON D. KLINE	Director	March 28, 2024
Jon D. Kline
/s/ KEITH P. RUSSELL	Director	March 28, 2024
Keith P. Russell