Form 10-Q
period 2024-03-31
KBS Growth & Income REIT, Inc.
filed 2024-05-09
CIK 1631256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________

FORM 10-Q
______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 6, 2024, there were 9,838,569 outstanding shares of Class A common stock and 307,606 outstanding shares of Class T common stock of KBS Growth & Income REIT, Inc.

INDEX TO FINANCIAL STATEMENTS
KBS GROWTH & INCOME REIT, INC.
FORM 10-Q
March 31, 2024

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

KBS GROWTH & INCOME REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Real estate	$34,021	$37,868
Cash and cash equivalents	2,462	3,675
Restricted cash	2,239	1,825
Other assets	10	19
Total assets	38,732	43,387
Liabilities
Liabilities for estimated costs in excess of estimated receipts during liquidation	644	966
Notes payable	36,035	39,617
Accounts payable and accrued liabilities	773	1,529
Due to affiliates	23	25
Other liabilities	194	225
Total liabilities	37,669	42,362
Commitments and contingencies (Note 9)
Net assets in liquidation	$1,063	$1,025

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KBS GROWTH & INCOME REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
For the Three Months Ended March 31, 2024
(Liquidation Basis)
(unaudited, in thousands)

Net assets in liquidation, beginning of period	$1,025
Changes in net assets in liquidation
Change in liquidation value of real estate property after closing costs/disposition fees	(264)
Change in estimated cash flow during liquidation	86
Change in estimated capital expenditures	258
Other changes, net	(42)
Changes in net assets in liquidation	38
Net assets in liquidation, end of period	$1,063

See accompanying condensed notes to consolidated financial statements.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
As of March 31, 2024, the Company had one remaining investment in an office property.
The Company commenced capital raising activities in June 2015 through a private placement offering. The private offering was followed by a public offering and a second private offering. In August 2020, the Company’s board of directors approved the termination of capital raising activities with the termination of the Company’s distribution reinvestment plan offering and second private offering. As of March 31, 2024, the Company had 9,838,569 and 307,606 shares of Class A and Class T common stock outstanding, respectively.
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
In connection with its consideration of the Plan of Liquidation, the Company’s board of directors determined to cease regular distributions and terminated the share redemption program. The Company expects any future liquidity to its stockholders will be provided in the form of liquidating distributions. Subject to successful completion of the sale of the Company’s remaining property, the Company intends to make a final liquidating distribution to its stockholders promptly upon payment of all liabilities and establishment of any reserves. The Company can provide no assurances as to the ultimate timing of its final liquidating distribution and complete liquidation and dissolution of the Company; however, the Company anticipates paying its final liquidating distribution and dissolving within 60 days of completion of the sale of its final property, which it expects to occur during the second quarter of 2024. The Company can give no assurance regarding the timing of the sale of the Company’s remaining property, proceeds it will receive upon the sale of such property, and the amount or timing of any liquidating distributions to be received by its stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
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
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Company’s board of directors or, if a liquidating trust is formed, by the trustees of the liquidating trust, in their discretion. Pursuant to applicable REIT rules, liquidating distributions the Company pays pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the May 9, 2023 approval of the plan by the Company’s stockholders. However, if the Company cannot sell or otherwise dispose of its remaining real estate property and pay its debts within such time period, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, the Company’s stockholders would receive beneficial interests in the liquidating trust. The liquidating trust would pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust. If the Company is not able to sell or otherwise dispose of its remaining real estate property and pay its debt within the 24-month period and the remaining assets are not transferred to a liquidating trust, any distributions made during the 24 months may not qualify for the dividends paid deduction and may increase the Company’s tax liability.
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of March 31, 2024.
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
March 31, 2024
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
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to April 1, 2023 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent during the month of April 2023 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation). Accordingly, on April 1, 2023, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration, such as debt relief, that the Company expects to realize through the disposal of assets as it carries out the Plan of Liquidation. The liquidation value of the Company’s remaining real estate property is presented on an undiscounted basis and is based on the amount of debt anticipated to be relieved with the sale of the property. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2024 are included in accounts payable and accrued liabilities, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale of the Company’s remaining real estate property and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
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
March 31, 2024
(unaudited)
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of March 31, 2024, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of sale of the remaining real estate property, direct costs incurred to complete the sale, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of March 31, 2024 is as follows (in thousands):

	December 31, 2023	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2024
Assets:
Estimated net inflows (outflows) from investments in real estate	$95	$(276)	$52	$(129)
	95	(276)	52	(129)
Liabilities:
Liquidation transaction costs	(300)	—	40	(260)
Corporate expenditures	(490)	241	(6)	(255)
Capital expenditures	(271)	13	258	—
	(1,061)	254	292	(515)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(966)	$(22)	$344	$(644)

5. NET ASSETS IN LIQUIDATION
The net assets in liquidation as of March 31, 2024 would result in the payment of estimated liquidating distributions of approximately $0.10 per share of common stock to the Company’s stockholders of record as of March 31, 2024. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition of the Company’s remaining real estate property, the performance of the Company’s remaining property prior to sale and any changes in the underlying assumptions of the projected cash flows from such property. See Note 2, “Plan of Liquidation.”

6. REAL ESTATE
As of March 31, 2024, the Company owned one office property, encompassing in the aggregate 203,284 rentable square feet with an estimated liquidation value of $34.0 million. As of March 31, 2024, the real estate property was 92.9% occupied. Subsequent to March 31, 2024, the Company, through an indirect wholly owned subsidiary, entered into a purchase and sale agreement and escrow instructions for the sale of the real estate property. No assurances can be provided regarding the successful sale of the property. See Note 10, “Subsequent Events – Purchase and Sale Agreement for Sale of The Offices at Greenhouse.”

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
6. REAL ESTATE (CONTINUED)
As a result of adopting the liquidation basis of accounting in April 2023, as of March 31, 2024, the remaining real estate property was recorded at its estimated liquidation value, which represents the estimated gross amount of cash or other consideration, such as debt relief, the Company expects to realize through the disposition of its real estate property owned as of March 31, 2024 as it carries out its Plan of Liquidation.
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

7. NOTES PAYABLE
As of March 31, 2024 and December 31, 2023, the Company’s notes payable consisted of the following (dollars in thousands):

	Book Value as of March 31, 2024	Book Value as of December 31, 2023	Contractual Interest Rate as of March 31, 2024 (1)	Effective Interest Rate at March 31, 2024 (1)	Payment Type	Maturity Date (2)
Modified Term Loan (3)	$36,035	$36,035	One-month Term SOFR + 0.10% + 2.50% (3)	7.93%	Interest Only	05/09/2024 (3)
210 W. Chicago Mortgage Loan (4)	—	3,582	(4)	(4)	(4)	(4)
Notes payable principal outstanding	$36,035	$39,617
_____________________
(1) Contractual interest rate represents the interest rate in effect under the loan as of March 31, 2024. Effective interest rate is calculated as the actual interest rate in effect as of March 31, 2024 using interest rate indices as of March 31, 2024.
(2) Represents the maturity date as of March 31, 2024.
(3) The Modified Term Loan is secured by the Offices at Greenhouse as of March 31, 2024. The Modified Term Loan bears interest at the forward-looking term rate based on Secured Overnight Financing Rate (“SOFR”) with a tenor comparable to the one-month Term SOFR plus 10 basis points (collectively, the “Adjusted Term SOFR”) plus 250 basis points per annum. On a monthly basis, any excess cash flow (as defined in the modification agreement) from the Offices at Greenhouse is required to be deposited into an account which will serve as additional security for the Modified Term Loan. Subject to certain terms and conditions contained in the loan documents, cash currently held by the Company may only be used for the Company’s operating costs including but not limited to the Company’s general and administrative costs, liquidation costs, capital costs and any other reasonable costs and expenses required to maintain the Company as a going concern (collectively “REIT Operating Costs”), but for no other purpose. The Modified Term Loan is full recourse under the guaranty provided by KBSGI REIT Properties, LLC (“KBS GI REIT Properties”), the Company’s wholly owned subsidiary. Subsequent to March 31, 2024, the borrower under the Modified Term Loan entered into a discounted payoff agreement and a modification agreement with the lender and extended the maturity date of the Modified Term Loan to May 31, 2024. See Note 10, “Subsequent Events – Discounted Payoff Agreement for the Modified Term Loan” and Note 10, “Subsequent Events – Modified Term Loan.”
(4) See below, “Recent Financing Transactions – Discounted Payoff Agreement for 210 W. Chicago Mortgage Loan.”
As of March 31, 2024 and December 31, 2023, $0.2 million and $0.3 million of interest expense were payable, respectively.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
7. NOTES PAYABLE (CONTINUED)
Recent Financing Transactions
Discounted Payoff Agreement for 210 W. Chicago Mortgage Loan
In connection with the purchase and sale agreement for sale of 210 W. Chicago, the Company, through the borrower under the 210 W. Chicago Mortgage Loan, entered into a discounted payoff agreement with the lender of the loan (the “210 W. Chicago Lender”), effective as of March 1, 2024 (the “210 W. Chicago Discounted Payoff Agreement”). Pursuant to the 210 W. Chicago Discounted Payoff Agreement, the borrower had the option to pay off the 210 W. Chicago Mortgage Loan in full at a discount by paying to the 210 W. Chicago Lender on or before March 29, 2024 an amount equal to the greater of (a) 100% of the net sales proceeds generated by the sale of 210 W. Chicago or (b) $2.3 million.
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
As of January 1, 2023, the Company, together with KBS REIT III, the Dealer Manager, the Advisor and other KBS affiliated entities, had entered into an errors and omissions and directors and officers liability insurance program where the lower tiers of such insurance coverage were shared. The cost of these lower tiers is allocated by the Advisor and its insurance broker among each of the various entities covered by the program and is billed directly to each entity. In connection with the Company’s liquidation, the Company ceased participation in the program as of June 30, 2023 and obtained separate insurance coverage.
During the three months ended March 31, 2024 and 2023, no other business transactions occurred between the Company and KBS REIT II and KBS REIT III.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
(unaudited)
8. RELATED PARTY TRANSACTIONS (CONTINUED)
Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2024 and 2023, and any related amounts receivable and payable as of March 31, 2024 and December 31, 2023 (in thousands).

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2024	2023	2024	2023
Expensed
Asset management fees (1)	$—	$—	$—	$—
Reimbursement of operating expenses (2)	41	16	23	25
Property management fees (3)	—	—	—	—
	$41	$16	$23	$25
_____________________
(1) The asset management fee is a monthly fee payable to the Advisor in an amount equal to one-twelfth of 1.0% of the cost of the Company’s investments including the portion of the investment that is debt financed. For the period from October 2017 through September 2022, the Company had accrued and deferred payment of $8.9 million of asset management fees. In January 2023, the Advisor waived payment of its asset management fees from October 1, 2022 through the Company’s liquidation and waived $3.0 million of accrued asset management fees. In March 2024, the Advisor waived the remaining $5.9 million of deferred asset management fees and as a result, no asset management fees were owed to the Advisor as of March 31, 2024.
(2) See “Reimbursable Operating Expenses” below.
(3) See “Real Estate Property Co-Management Agreements” below. The Co-Manager has waived payment of its property management fees effective October 1, 2022 through the Company’s liquidation.
Reimbursable Operating Expenses
Reimbursable operating expenses primarily related to directors and officers liability insurance, legal fees, state and local taxes, accounting software and cybersecurity related expenses incurred by the Advisor under the Advisory Agreement. The Company has reimbursed the Advisor for the Company’s allocable portion of the salaries, benefits and overhead of internal audit department personnel providing services to the Company. These amounts totaled $28,000 and $16,000 for the three months ended March 31, 2024 and 2023, respectively, and were the only type of employee costs reimbursed under the Advisory Agreement for the periods. The Company does not reimburse for employee costs in connection with services for which the Advisor earned or earns acquisition, origination or disposition fees (other than reimbursement of travel and communication expenses) or for the salaries or benefits the Advisor or its affiliates may pay to the Company’s executive officers. In addition to the amounts above, the Company reimburses the Advisor for certain of the Company’s direct costs incurred from third parties that were initially paid by the Advisor on behalf of the Company.
The Advisor must reimburse the Company the amount by which the Company’s aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2024 did not exceed the charter-imposed limitation.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 1. Financial Statements (continued)
KBS GROWTH & INCOME REIT, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2024
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

Property Name	Effective Date	Annual Fee Percentage
The Offices at Greenhouse	11/14/2016	0.25%

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
March 31, 2024
(unaudited)
10. SUBSEQUENT EVENTS
The Company evaluates subsequent events up until the date the consolidated financial statements are issued.
Purchase and Sale Agreement for Sale of The Offices at Greenhouse
On November 14, 2016, the Company, through an indirect wholly owned subsidiary (the “Owner”), acquired a five-story Class A office building containing 203,284 rentable square feet located on approximately 4.6 acres of land in Houston Texas (“The Offices at Greenhouse”).
The Owner entered into a purchase and sale agreement and escrow instructions (the “Sale Agreement”) for the sale of The Offices at Greenhouse to Red River Asset Management, LLC (the “Purchaser”) which became binding on the Company upon execution of the Discounted Payoff Agreement (as described below). The Purchaser is unaffiliated with the Company or the Advisor. Pursuant to the Sale Agreement, the sale price for The Offices at Greenhouse is $18.3 million, subject to prorations and closing credits as provided in the Sale Agreement.
The closing is expected to occur no later than May 17, 2024. There can be no assurance that the Company will complete the sale of The Offices at Greenhouse. The Purchaser would be obligated to purchase The Offices at Greenhouse only after satisfaction of agreed upon closing conditions. In some circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $0.8 million.
Discounted Payoff Agreement for the Modified Term Loan
In connection with the execution of the Sale Agreement, the Owner, as borrower under the Modified Term Loan, which is secured by The Offices at Greenhouse, entered into a discounted payoff agreement with JP Morgan Chase Bank, N.A. (the “Lender”), effective as of April 11, 2024 (the “Discounted Payoff Agreement”). Pursuant to the Discounted Payoff Agreement, the Owner has the option to pay off the Modified Term Loan in full and complete satisfaction of all obligations of the Owner and KBS GI REIT Properties, the guarantor under the Modified Term Loan, at a discount by paying to the Lender an amount equal to the net sales proceeds generated by the sale of The Offices at Greenhouse, plus any cash and deposit amounts currently held by the Owner and KBS GI REIT Properties pursuant to certain terms and conditions as described in the Discounted Payoff Agreement.
Modified Term Loan
On April 11, 2024, the Owner entered into a fourth modification agreement with the Lender to extend the maturity date of the Modified Term Loan to May 31, 2024 (the “Fourth Modification Agreement”). If The Offices at Greenhouse sale fails to close by May 31, 2024, the Discounted Payoff Agreement will terminate and all amounts outstanding and due to the Lender of $36.0 million would remain outstanding.

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

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of KBS Growth & Income REIT, Inc. and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. These include statements about our plans, strategies, prospects and the Plan of Liquidation (defined herein) and these statements are subject to known and unknown risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Moreover, you should interpret many of the risks set forth below as being heightened as a result of the continued disruptions in the financial markets impacting the U.S. commercial real estate industry, especially as it pertains to commercial office buildings.
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
•Although our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurances whether we will be able to successfully implement the Plan of Liquidation and sell our remaining asset, satisfy our debts and distribute the net proceeds from liquidation to our stockholders as we intend. If we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated.
•We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions.
•We can give no assurance regarding the timing of the sale of the remaining real estate property in our portfolio and the proceeds we will receive upon the sale of such property and the amount and timing of liquidating distributions to be received by our stockholders. In particular, our portfolio is highly leveraged and small changes to the value of our real estate asset used to estimate liquidation proceeds have a large impact on our equity and related liquidating distributions to our stockholders. In addition, to the extent the disposition of our remaining asset takes longer than anticipated, our operating costs will be higher than estimated for purposes of estimating our net proceeds from liquidation and will reduce amounts available to distribute to our stockholders.
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

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•As of the date of this filing, we have one office building remaining in our portfolio, The Offices at Greenhouse. As a result, downturns in Houston, Texas, where this property is located, will have a more significant adverse impact on our net asset value than if we had a more diversified investment portfolio. In addition, due to the small size of our portfolio, our fixed costs associated with managing the REIT and our portfolio are a large percentage of our net operating income.
•As a result of decreased real estate values, we are currently highly leveraged and as a result, the ultimate net proceeds from liquidation paid to stockholders may be significantly impacted by small changes in real estate values as any impact to equity will impact the amount of cash available to make liquidating distributions. In addition, the Modified Term Loan is maturing at the end of May 2024 and the outstanding debt obligation exceeds the liquidation value of The Offices at Greenhouse, the real estate property securing the loan. We have reached a discounted payoff agreement with the lender under the Modified Term Loan; however, if the sale of The Offices at Greenhouse is not completed by the May 31, 2024 maturity date of the loan, we will need to consider other alternatives to satisfy such obligation as the full amount of the debt outstanding will become due and payable on the maturity date. Further, if we are unable to satisfy our payment obligation with respect to the Modified Term Loan, the lender could pursue its remedies under the loan documents, including foreclosing on the Offices at Greenhouse which is pledged as collateral under the Modified Term Loan lender and/or could exercise its rights against KBS GI Properties under the full recourse guaranty provided by KBS GI REIT Properties which would delay our ability to complete our liquidation.
•The Modified Term Loan is a variable interest rate loan. The interest and related payments will vary with the movement of SOFR or other indexes. Increases in the indexes will increase the amount of our debt payments and limit our ability to pay liquidating distributions to our stockholders.
•We depend on tenants for the revenue generated by our real estate investments and, accordingly, the revenue generated by our real estate investments is dependent upon the success and economic viability of our tenants. Revenues from our remaining property could decrease due to a reduction in occupancy (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases, which have been more frequent due to the slow return to office resulting from the COVID-19 pandemic), rent deferrals or abatements, tenants becoming unable to pay their rent and/or lower rental rates, making it more difficult for us to meet our debt service obligations and reducing our stockholders’ returns. Further, the resale value of a property depends principally upon the value of the cash flow generated by the leases associated with that property. Non-renewals, terminations or lease defaults could reduce any net sales proceeds received upon the sale of the property and would adversely affect the amount of liquidating distributions received by our stockholders.
•Because no public trading market for our shares currently exists and because our share redemption program has been terminated by our board of directors, our stockholders may not realize the cash value of their shares until we complete our liquidation pursuant to the Plan of Liquidation.

The following discussion and analysis should be read in conjunction with our accompanying condensed consolidated financial statements and notes thereto. Also see “Forward-Looking Statements” and risks identified above.
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
Through our capital raising activities, we raised $94.0 million from the sale of 10,403,922 shares of our common stock, including $8.5 million from the sale of 924,286 shares of common stock under our distribution reinvestment plan. As of March 31, 2024, we had 9,838,569 and 307,606 Class A and Class T shares outstanding, respectively.
As of March 31, 2024, we owned one office property.
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
As a result of the approval of the Plan of Liquidation by our stockholders in May 2023, we adopted the liquidation basis of accounting as of April 1, 2023, as described further in Note 3, “Summary of Significant Accounting Policies – Principles of Consolidation and Basis of Presentation.”

Plan of Liquidation
We intend to pursue an orderly liquidation of our company by selling or otherwise disposing of our remaining real estate property, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our remaining real estate property to maintain and, if possible, improve the quality and income-producing ability of our property to enhance property stability and better position our property for sale.
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
As of March 31, 2024, we had one mortgage debt obligation, the Modified Term Loan.
The Modified Term Loan is secured by The Offices at Greenhouse and has an outstanding balance of $36.0 million, which is in excess of the value of the real estate. Subsequent to March 31, 2024, we, through an indirect wholly owned subsidiary (the “Owner”) entered into a purchase and sale agreement and escrow instructions with an unaffiliated third party for the sale of The Offices at Greenhouse (the “Sale Agreement”) for $18.3 million. See “– Subsequent Events – Purchase and Sale Agreement for Sale of The Offices at Greenhouse.” In connection with the Sale Agreement, we, through the Owner, also the borrower under the Modified Term Loan, entered into a discounted payoff agreement with the lender, effective April 11, 2024. The discounted payoff agreement provides for the satisfaction of the outstanding debt obligation subject to receipt of a discounted payoff amount no later than May 31, 2024. See “– Subsequent Events – Discounted Payoff Agreement for the Modified Term Loan.” If we are unable to close the sale of The Offices at Greenhouse, we may be required to consider other alternatives to satisfy the obligation. Also subsequent to March 31, 2024, we extended the maturity date of the Modified Term Loan to May 31, 2024. If we are unable to meet our payment obligation at maturity, the lender could foreclose on The Offices at Greenhouse, and could potentially exercise its rights against KBS GI REIT Properties under the full recourse guaranty provided by KBS GI REIT Properties, which would delay our ability to complete our liquidation. In addition, subject to certain terms and conditions contained in the loan documents, cash currently held by us may only be used for our operating costs including but not limited to our general and administrative costs, liquidation costs, capital costs and any other reasonable costs and expenses required to maintain the company as a going concern, but for no other purpose.
In addition to using our capital resources to meet our debt service obligations, for capital expenditures and for operating costs, we have used our capital resources to make certain payments to our advisor and our affiliated property manager.
Our advisory agreement provides for the payment of an asset management fee and reimbursement of expenses to our advisor for costs incurred by our advisor in providing certain services to us. However, we have not paid asset management fees to our advisor since the first quarter of 2017. Our advisor waived asset management fees for the second and third quarters of 2017 and deferred payment of asset management fees related to the periods from October 2017 through September 2022. In connection with the board of directors’ review of the Plan of Liquidation, our advisor waived $3.0 million of accrued asset management fees as well as payment of its asset management fees from October 1, 2022 through our liquidation. In March 2024, our advisor waived the remaining $5.9 million of deferred asset management fees and as a result, no asset management fees were owed to our advisor as of March 31, 2024.
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
Under our charter, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Operating expenses for the four fiscal quarters ended March 31, 2024 did not exceed the charter-imposed limitation.
Debt Obligations
The following is a summary of our contractual obligations as of March 31, 2024 (in thousands).

		Payments Due During the Years Ending December 31,
Debt Obligations	Total	Remainder of 2024	2025-2026	2027-2028
Outstanding debt obligations (1)	$36,035	$36,035	$—	$—
Interest payments on outstanding debt obligations (2)	305	305	—	—
_____________________
(1) Amounts include principal payments only based on maturity date as of March 31, 2024, which was May 9, 2024. Subsequent to March 31, 2024, the maturity date of our only remaining debt obligation was extended to May 31, 2024.
(2) Projected interest payments are based on the outstanding principal amount, maturity date and contractual interest rate in effect as of March 31, 2024. During the three months ended March 31, 2024, we incurred interest expense of $0.9 million.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Results of Operations
In light of the adoption of liquidation basis accounting as of April 1, 2023 and our liquidation pursuant to the Plan of Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation will have a significant impact on our operations. See “— Plan of Liquidation” and “— Market Outlook — Real Estate and Real Estate Finance Markets.”

Distributions
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling or otherwise disposing of our remaining asset, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. Subject to successful completion of the sale of our remaining property, we intend to make a final liquidating distribution to our stockholders promptly upon payment of all liabilities and establishment of any reserve. For the reasons discussed in this report, we can provide no assurances as to the ultimate timing of our final liquidating distribution and complete liquidation and dissolution of our company; however, we anticipate paying our final liquidating distribution and dissolving within 60 days of completion of the sale of our final property which is expected to occur during the second quarter of 2024. However, if we cannot sell or otherwise dispose of our remaining real estate property and pay our debts within 24 months from May 9, 2023, or if the board of directors and the Special Committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders would receive beneficial interests in the liquidating trust.

Critical Accounting Policies and Estimates
Our consolidated interim financial statements and condensed notes thereto have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements. With different estimates or assumptions, materially different amounts could be reported in our financial statements. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. There have been no significant changes to our policies during 2024.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued.
Purchase and Sale Agreement for Sale of The Offices at Greenhouse
On November 14, 2016, we, through an indirect wholly owned subsidiary (the “Owner”), acquired a five-story Class A office building containing 203,284 rentable square feet located on approximately 4.6 acres of land in Houston Texas (“The Offices at Greenhouse”).
The Owner entered into a purchase and sale agreement and escrow instructions (the “Sale Agreement”) for the sale of The Offices at Greenhouse to Red River Asset Management, LLC (the “Purchaser”) which became binding on us upon execution of the Discounted Payoff Agreement (as described below). The Purchaser is unaffiliated with us or our advisor. Pursuant to the Sale Agreement, the sale price for The Offices at Greenhouse is $18.3 million, subject to prorations and closing credits as provided in the Sale Agreement.
The closing is expected to occur no later than May 17, 2024. There can be no assurance that we will complete the sale of The Offices at Greenhouse. The Purchaser would be obligated to purchase The Offices at Greenhouse only after satisfaction of agreed upon closing conditions. In some circumstances, if the Purchaser fails to complete the acquisition, it may forfeit up to $0.8 million.
Discounted Payoff Agreement for the Modified Term Loan
In connection with the execution of the Sale Agreement, the Owner, as borrower under the Modified Term Loan, which is secured by The Offices at Greenhouse, entered into a discounted payoff agreement with JP Morgan Chase Bank, N.A. (the “Lender”), effective as of April 11, 2024 (the “Discounted Payoff Agreement”). Pursuant to the Discounted Payoff Agreement, the Owner has the option to pay off the Modified Term Loan in full and complete satisfaction of all obligations of the Owner and KBS GI REIT Properties, the guarantor under the Modified Term Loan, at a discount by paying to the Lender an amount equal to the net sales proceeds generated by the sale of The Offices at Greenhouse, plus any cash and deposit amounts currently held by the Owner and KBS GI REIT Properties pursuant to certain terms and conditions as described in the Discounted Payoff Agreement.
Modified Term Loan
On April 11, 2024, the Owner entered into a fourth modification agreement with the Lender to extend the maturity date of the Modified Term Loan to May 31, 2024 (the “Fourth Modification Agreement”). If The Offices at Greenhouse sale fails to close by May 31, 2024, the Discounted Payoff Agreement will terminate and all amounts outstanding and due to the Lender of $36.0 million would remain outstanding.

PART I. FINANCIAL INFORMATION (CONTINUED)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We currently have $36.0 million in debt outstanding, all of which is variable rate and is related to borrowings used to maintain liquidity and to fund the financing and refinancing of our real estate investment portfolio and operations. We are exposed to the effects of interest rate changes as a result of these borrowings. Our profitability and the value of our real estate investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives have been to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs with a variety of financial instruments, including interest rate caps, floors and swap agreements in order to limit the effects of changes in interest rates on our operations. As of November 1, 2022, our remaining interest rate swap had expired. Given our stockholders’ approval of the Plan of Liquidation as well as the maturity dates for a significant portion of our outstanding debt, we have not entered into any additional derivative instruments to hedge our exposure to cash flow variability caused by changing interest rates.
All of our outstanding debt is variable rate. Movements in interest rates on variable rate debt change future earnings and cash flows, but do not significantly affect the fair value of the debt. However, changes in required risk premiums will result in changes in the fair value of variable rate instruments. At March 31, 2024, we were exposed to market risks related to fluctuations in interest rates on $36.0 million of variable rate debt outstanding. Based on interest rates as of March 31, 2024, if interest rates were 100 basis points higher or lower during the 12 months ending March 31, 2025, interest expense on our variable rate debt would increase or decrease by $0.4 million.
The interest rate of our variable rate debt at March 31, 2024 was 7.9%. The interest rate represents the actual interest rate in effect at March 31, 2024, using interest rate indices as of March 31, 2024.

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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds
a).During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.
b).Not applicable.
c).On December 15, 2022, in connection with the board of directors’ approval of the Plan of Liquidation, our board of directors approved the termination of our share redemption program effective December 30, 2022. We did not redeem or repurchase any shares of our common stock during the three months ended March 31, 2024.

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

KBS GROWTH & INCOME REIT, INC.

Date:	May 9, 2024	By:	/S/ CHARLES J. SCHREIBER, JR.
Charles J. Schreiber, Jr.
Chairman of the Board, Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 9, 2024	By:	/S/ JEFFREY K. WALDVOGEL
Jeffrey K. Waldvogel
Chief Financial Officer, Treasurer and Secretary
(principal financial officer)